Form 10-Q
period 2007-09-30
MERIDIAN INTERSTATE BANCORP INC
filed 2008-01-08
CIK 1411974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number: 001-33898

Meridian Interstate Bancorp, Inc.

(Exact name of Registrant as specified in its charter)

Massachusetts	20-4652200

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Meridian Street, East Boston, Massachusetts 02128

(Address of principal executive offices)

(617) 567-1500

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

At November 30, 2007, the registrant had 100 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS

Cash and due from banks	$21,501	$13,162
Federal funds sold	34,597	10,332

Total cash and cash equivalents	56,098	23,494

Securities available for sale, at fair value	269,301	281,662
Federal Home Loan Bank stock, at cost	3,165	3,371
Loans held for sale	3,404	3,594

Loans	550,225	533,012
Less allowance for loan losses	(3,620)	(3,362)

Loans, net	546,605	529,650

Premises and equipment, net	22,895	19,700
Accrued interest receivable	5,284	5,502
Bank-owned life insurance	18,086	19,029
Investment in affiliate bank	10,964	11,313
Other assets	1,967	2,248

Total assets	$937,769	$899,563

LIABILITIES AND RETAINED EARNINGS

Deposits:
Non interest-bearing	$27,484	$23,982
Interest-bearing	737,743	713,007

Total deposits	765,227	736,989

Short-term borrowings	17,841	8,916
Long-term debt	27,223	31,673
Accrued expenses and other liabilities	13,262	11,710

Total liabilities	823,553	789,288

Retained earnings	109,199	106,911
Accumulated other comprehensive income	5,017	3,364

Total retained earnings	114,216	110,275

Total liabilities and retained earnings	$937,769	$899,563

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Interest and dividend income:
Interest and fees on loans	$9,073	$8,435	$26,560	$24,063
Interest on debt securities	2,715	2,589	8,264	7,882
Dividends on equity securities	271	267	815	699
Interest on federal funds sold	331	173	726	501

Total interest and dividend income	12,390	11,464	36,365	33,145

Interest expense:
Interest on deposits	6,736	5,151	19,159	13,960
Interest on short-term borrowings	97	154	288	291
Interest on long-term debt	370	383	1,148	1,027

Total interest expense	7,203	5,688	20,595	15,278

Net interest income	5,187	5,776	15,770	17,867
Provision for loan losses	117	223	260	403

Net interest income, after provision for loan losses	5,070	5,553	15,510	17,464

Non-interest income:
Customer service fees	713	618	2,075	1,776
Loan fees	130	116	405	470
Gain (loss) on sales of loans, net	(6)	5	19	26
Gain (loss) on sales of securities, net	(860)	(647)	1,172	389
Income from bank-owned life insurance	153	196	850	587
Equity loss on investment in affiliate bank	(138)	(71)	(349)	(183)
Other	19	17	28	45

Total non-interest income	11	234	4,200	3,110

Non-interest expenses:
Salaries and employee benefits	3,680	3,297	10,891	9,878
Occupancy and equipment	608	670	1,932	2,011
Data processing	368	425	1,100	1,244
Marketing and advertising	282	227	625	707
Professional services	216	193	550	648
Other general and administrative	553	408	1,382	1,310

Total non-interest expenses	5,707	5,220	16,480	15,798

Income (loss) before income taxes	(626)	567	3,230	4,776

Provision (benefit) for income taxes	(323)	128	942	1,191

Net income (loss)	$(303)	$439	$2,288	$3,585

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Retained Earnings
(In Thousands)
(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Retained Earnings

Nine Months Ended September 30, 2007

Balance at December 31, 2006	$106,911	$3,364	$110,275

Comprehensive income:
Net income	2,288	—	2,288
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	1,653	1,653

Total comprehensive income			3,941

Balance at September 30, 2007	$109,199	$5,017	$114,216

	Retained Earnings	Accumulated Other Comprehensive Income	Total Retained Earnings

Nine Months Ended September 30, 2006

Balance at December 31, 2005	$103,617	$626	$104,243

Comprehensive income:
Net income	3,585	—	3,585
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	1,603	1,603

Total comprehensive income			5,188

Balance at September 30, 2006	$107,202	$2,229	$109,431

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2007	2006

Change flows from operating activities:
Net income	$2,288	$3,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	260	403
Amortization of net deferred loan originations fees	(380)	(485)
Capitalization of mortgage servicing rights	(60)	(51)
Amortization of mortgage servicing rights	110	166
Net amortization of securities available for sale	521	725
Depreciation and amortization expense	855	890
Gain on sales of securities, net	(1,172)	(389)
Deferred income tax benefit	(2,181)	(344)
Income from bank-owned life insurance	(850)	(587)
Equity loss on investment in affiliate bank	349	183
Loans originated for sale	(5,840)	(3,975)
Principal balance of loans sold	6,030	3,975
Changes in operating assets and liabilities:
Accrued interest receivable	218	(394)
Other assets	1,321	(718)
Accrued expenses and other liabilities	1,552	486

Net cash provided by operating activities	3,021	3,470

Cash flows from investing activities:
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	79,442	74,115
Proceeds from sales	40,944	6,543
Purchases	(104,630)	(86,603)
Redemption of Federal Home Loan Bank stock	206	99
Loans originated, net of principal payments received	(16,835)	(46,863)
Proceeds from life insurance	1,793	—
Purchases of premises and equipment	(4,050)	(1,765)

Net cash used in investing activities	(3,130)	(54,474)

Cash flows from financing activities:
Net increase in deposits	28,238	53,560
Net change in Federal Home Loan Bank advances with maturities less than three months	8,925	1,939
Proceeds from issuance of Federal Home Loan Bank advances with maturities of three months or more	—	9,612
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(4,450)	(5,915)

Net cash provided by financing activities	32,713	59,196

Net change in cash and cash equivalents	32,604	8,192

Cash and cash equivalents at beginning of period	23,494	31,667

Cash and cash equivalents at end of period	$56,098	$39,859

Supplemental cash flow information:
Interest paid on deposits	$19,139	$13,724
Interest paid on Federal Home Loan Bank advances	1,450	1,291
Income taxes paid, net of refunds	377	2,251

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Use of Estimates

          The accompanying unaudited consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate Bancorp included in Meridian Interstate Bancorp’s prospectus which was filed with the Securities and Exchange Commission (“SEC”) on November 27, 2007, and is available through the SEC’s website at www.sec.gov.

          In preparing consolidated financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to determination of the allowance for loan losses.

          Certain prior period amounts have been reclassified to correspond with the current period presentations.

2.	Principles of Consolidation

          The consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and September 30, 2006 include the accounts of Meridian Interstate Bancorp, East Boston Savings Bank and its subsidiary, Prospect, Inc. All intercompany balances and transactions have been eliminated in consolidation.

3.	Reorganization

          Meridian Interstate Bancorp was formed in a corporate reorganization in July 2006 to invest in Hampshire First Bank, a 40% owned de novo bank affiliate, and to own East Boston Savings Bank and its subsidiary. Following the corporate reorganization, Meridian Interstate Bancorp became the mid-tier holding company subsidiary of Meridian Financial Services, Incorporated, a mutual holding company, and succeeded it as East Boston Savings Bank’s direct parent.

4.	Plan of Stock Issuance

          On July 2, 2007, the Board of Directors of Meridian Interstate Bancorp and the Board of Directors of East Boston Savings Bank unanimously adopted the Plan of Stock Issuance pursuant to which Meridian Interstate Bancorp intends to sell common stock representing a minority ownership of the estimated pro forma market value of Meridian Interstate Bancorp, which will be determined by an independent appraisal, to eligible depositors of East Boston Savings Bank and Meridian Interstate Bancorp’s qualified employee benefit plans in a stock subscription offering and, if necessary, to the general public in a community and/or syndicated community offering. The majority of the common stock will be owned by Meridian Interstate Bancorp’s parent company, Meridian Financial Services, Incorporated. The Plan is subject to the approval of the appropriate regulatory agencies.

          Offering costs will be deferred and reduce the proceeds from the shares sold in the offering. If the offering is not completed, all costs will be expensed. At September 30, 2007, deferred costs of $428,000 had been incurred, and are included in other assets in the accompanying balance sheet.

          As part of the offering, Meridian Interstate Bancorp will establish a liquidation account in the amount equal to the net worth of Meridian Interstate Bancorp as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering. The liquidation account will be maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

          Subsequent to the offering, Meridian Interstate Bancorp may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

5.	Earnings per Share (EPS)

          When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because Meridian Interstate Bancorp had not issued any shares of common stock to the public as of September 30, 2007, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

6.	Recent Accounting Pronouncements

          In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”). This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement beginning on January 1, 2007. As management did not adopt the fair value method of accounting for its servicing rights, this Statement did not have any impact on Meridian Interstate Bancorp’s consolidated financial statements, other than expanded disclosures.

          In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. Meridian Interstate Bancorp adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact on Meridian Interstate Bancorp’s consolidated financial statements.

          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for Meridian Interstate Bancorp on January 1, 2008 and is not expected to have a material impact on Meridian Interstate Bancorp’s consolidated financial statements.

          In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for Meridian Interstate Bancorp on January 1, 2008 and is not expected to have a material impact on its consolidated financial statements.

          East Boston Savings Bank is the sole owner of life insurance policies pertaining to certain of East Boston Savings Bank’s employees. East Boston Savings Bank has entered into agreements with these individuals whereby East Boston Savings Bank will pay to the individual’s estate or beneficiaries a portion of the death benefit that East Boston Savings Bank will receive as beneficiary of such policies. No liability has been recognized on the consolidated balance sheet for such death benefits. In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 and Meridian Interstate Bancorp is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Meridian Interstate Bancorp. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and footnotes appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

          This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Meridian Interstate Bancorp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Meridian Interstate Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Meridian Interstate Bancorp and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in East Boston Savings Bank’s market area, changes in real estate market values in East Boston Savings Bank’s market area, and changes in relevant accounting principles and guidelines.

          Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios. Additional factors that may affect our results are discussed in our prospectus which was filed with the Securities and Exchange Commission on November 27, 2007, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

          Meridian Interstate Bancorp, Inc. is a Massachusetts chartered mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank to be its holding company. Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate Bancorp owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. At September 30, 2007, Hampshire First Bank had assets of $52.2 million. At September 30, 2007, Meridian Interstate Bancorp had total assets of $937.8 million, deposits of $765.2 million and total retained earnings of $114.2 million.

          East Boston Savings Bank is a Massachusetts chartered stock savings bank that operates from 11 full-service locations and one loan center in the greater Boston metropolitan area. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Essex, Middlesex and Suffolk Counties, Massachusetts. At September 30, 2007, we had total assets of $923.9 million, deposits of $765.2 million and total retained earnings of $100.4 million.

          Meridian Financial Services, Incorporated is Meridian Interstate Bancorp’s Massachusetts chartered mutual holding company parent. As a mutual holding company, Meridian Financial Services is a non-stock company. Upon completion of Meridian Interstate Bancorp’s stock offering, Meridian Financial Services will own a majority of Meridian Interstate Bancorp’s common stock. Following Meridian Interstate Bancorp’s stock offering, Meridian Financial Services does not intend to engage in any business activity other than those relating to owning a majority of the common stock of Meridian Interstate Bancorp.

          The following is a summary of operating and financial condition highlights as of and for the periods indicated:

Selected Financial Data

	Financial Condition Highlights

	At September 30, 2007	At December 31, 2006

	(In thousands)

Total assets	$937,769	$899,563
Securities	269,301	281,662
Net loans	546,605	529,650
Deposits	765,227	736,989
Borrowed funds	45,064	40,589
Retained earnings	114,216	110,275

	Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Dollars in thousands)
	2007	2006	2007	2006

Net interest income	$5,187	$5,776	$15,770	$17,867
Provision for loan losses	117	223	260	403
Non-interest income	11	234	4,200	3,110
Non-interest expenses	5,707	5,220	16,480	15,798
Provision (benefit) for income taxes	(323)	128	942	1,191
Net income (loss)	(303)	439	2,288	3,585
Interest rate spread	2.18%	2.57%	2.23%	2.74%
Net interest margin	2.48%	2.89%	2.53%	3.03%

Average Balance Table

	For The Three Months Ended September 30,

	2007			2006

	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$545,808	$9,073	6.63%	$517,368	$8,435	6.51%
Securities	262,927	2,986	4.54%	269,739	2,856	4.23%
Other interest-earning assets	26,153	331	5.02%	12,867	173	5.32%

Total interest-earning assets	834,888	12,390	5.94%	799,974	11,464	5.73%

Non-interest-earning assets	77,934			59,063

Total assets	$912,822			$859,037

Liabilities and equity:
Interest-bearing liabilities:
NOW deposits	$61,909	$31	0.20%	$66,343	$24	0.15%
Money market deposits	119,184	1,144	3.81%	102,537	823	3.19%
Regular and other deposits	127,363	371	1.15%	140,302	412	1.17%
Certificates of deposit	419,575	5,190	4.91%	364,285	3,892	4.24%

Total interest-bearing deposits	728,031	6,736	3.70%	673,467	5,151	3.03%

FHLB advances	38,663	467	4.83%	46,006	537	4.63%

Total interest-bearing liabilities	766,694	7,203	3.76%	719,473	5,688	3.16%

Noninterest-bearing demand deposits	25,111			25,711
Other noninterest-bearing liabilities	8,232			7,679

Total liabilities	800,037			752,863

Total equity	112,785			106,174

Total liabilities and equity	$912,822			$859,037

Net interest income		$5,187			$5,776

Interest rate spread			2.18%			2.57%
Net interest margin			2.48%			2.89%
Average interest-earning assets to average interest-bearing liabilities		108.89%			111.19%

Average Balance Table

	For The Nine Months Ended September 30,

	2007			2006

	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost

Assets:
Interest-earning assets:
Loans	$541,108	$26,560	6.55%	$499,914	$24,063	6.42%
Securities	269,448	9,079	4.49%	273,258	8,581	4.19%
Other interest-earning assets	18,900	726	5.14%	13,718	501	4.88%

Total interest-earning assets	829,456	36,365	5.85%	786,890	33,145	5.62%

Non-interest-earning assets	74,542			57,560

Total assets	$903,998			$844,450

Liabilities and equity:
Interest-bearing liabilities:
NOW deposits	$63,322	$79	0.17%	$68,292	$72	0.14%
Money market deposits	107,266	2,852	3.55%	107,884	2,382	2.95%
Regular and other deposits	131,199	1,142	1.16%	145,492	1,279	1.18%
Certificates of deposit	418,279	15,086	4.82%	345,642	10,227	3.96%

Total interest-bearing deposits	720,066	19,159	3.56%	667,310	13,960	2.80%

FHLB advances	40,095	1,436	4.79%	40,615	1,318	4.34%

Total interest-bearing liabilities	760,161	20,595	3.62%	707,925	15,278	2.88%

Non-interest-bearing demand deposits	24,275			25,573
Other non-interest-bearing liabilities	7,417			7,389

Total liabilities	791,853			740,887

Total equity	112,145			103,563

Total liabilities and equity	$903,998			$844,450

Net interest income		$15,770			$17,867

Interest rate spread			2.23%			2.74%
Net interest margin			2.53%			3.03%
Average interest-earning assets to average interest-bearing liabilities		109.12%			111.15%

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

          Total assets increased by $38.2 million from December 31, 2006 to September 30, 2007 due primarily to an increase in net loans of $17.0 million and a $24.3 million increase in overnight federal funds. The loan portfolio increased $17.0 million, while deposits increased by $28.2 million. Net interest income declined by $589,000 and $2.1 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006, respectively. Other non-interest expenses increased by $487,000 and $682,000 for the three and nine months ended September 30, 2007 compared to the same periods in 2006, respectively. Commentary on these factors, as well as others, is presented on the following pages.

Loan Portfolio Analysis

	At September 30, 2007		At December 31, 2006

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family	$217,555	39.46%	$204,559	38.27%
Multi-family	24,603	4.46%	26,781	5.01%
Commercial real estate	167,934	30.45%	169,422	31.70%
Home equity lines of credit	21,025	3.81%	20,663	3.87%
Construction	108,361	19.65%	101,495	18.99%

Total real estate loans	539,478	97.83%	522,920	97.84%

Commercial business loans	10,256	1.86%	10,220	1.91%

Consumer loans	1,731	0.31%	1,330	0.25%

Total loans	551,465	100.00%	534,470	100.00%

Net deferred loan fees	(1,240)		(1,458)
Allowance for losses	(3,620)		(3,362)

Loans, net	$546,605		$529,650

          The one- to four-family loan portfolio increased by $13.0 million to $217.6 million at September 30, 2007 as a result of continued growth in the residential real estate market and customers returning to adjustable rate loans which we generally retain in our portfolio, from fixed-rate loans, which we generally sell to the secondary market consistent with our asset-liability management objectives. In addition, construction loans increased by $6.9 million to $108.4 million at September 30, 2007 due to increased originations as well as existing customers drawing down on their outstanding lines. Our multi-family and commercial real estate loan portfolios decreased during the nine month period by $2.2 million and $1.5 million, to $24.6 million and $167.9 million, respectively, at September 30, 2007, primarily due to payments, payoffs, or refinancing at other institutions.

Securities

          The following table sets forth the amortized cost and fair value of our securities, all of which at the date indicated were available for sale.

	At September 30, 2007		At December 31, 2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)

Securities available for sale:

U.S. Government – sponsored enterprises	$12,003	$11,942	$9,005	$8,831
Corporate bonds	216,316	215,516	235,823	233,142
Mortgage-backed securities	44	44	46	46

Total debt securities	228,363	227,502	244,874	242,019
Marketable equity securities	31,165	41,799	29,759	39,643

Total securities available for sale	$259,528	$269,301	$274,633	$281,662

          The total available for sale securities portfolio declined by $12.4 million due to a combination of maturing securities as well as the sale of the entire position (face value of $22.1 million) in certain corporate bonds of large capitalization companies that we identified, after a review of our corporate bond portfolio, as having significant exposure in the subprime mortgage market. At September 30, 2007, unrealized losses in our debt portfolio ranged from 0% to 4.0%, and unrealized losses in our equity portfolio ranged from 0% to 13%. Although management cannot confirm at this time that the companies that we have invested in have no additional exposure to the subprime markets, management will continue to monitor our investment portfolio. We do not make loans generally known as subprime loans or Alt-A loans. The funds generated were invested in overnight federal funds which reflect an increase of $24.3 million as of September 30, 2007 from the December 31, 2006 balance.

Deposits

	At September 30, 2007		At December 31, 2006

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)

NOW and demand deposits	$89,784	11.73%	$89,118	12.09%
Money market deposits	125,340	16.38	96,744	13.13
Regular and other deposits	122,069	15.95	130,878	17.76
Certificates of deposit	428,034	55.94	420,249	57.02

Total	$765,227	100.00%	$736,989	100.00%

          Deposits increased by $28.2 million over the nine month period. Money market deposits increased by $28.6 million to $125.3 million at September 30, 2007 as we introduced several deposit generating initiatives targeting this deposit category over the period. Certificates of deposit increased by $7.8 million to $428.0 million at September 30, 2007, primarily due to a promotion starting in October 2006 of highly competitive higher rate certificates of deposit, which also resulted in the movement of customer funds from our other deposit categories.

Retained Earnings

          Retained earnings increased by $3.9 million over the nine month period to $114.2 million at September 30, 2007. Net income represented $2.3 million of the increase, while an increase in the after-tax value of available for sale securities contributed $1.6 million.

Results of Operations for the Three and Nine Months Ended September 30, 2007

          Financial Highlights. We recorded a loss in the three month period ended September 30, 2007, and net income decreased during the nine month period ended September 30, 2007, primarily due to decreases in net interest income and increases in non-interest expenses.

Analysis of Net Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,

	2007	2006	Change	% Change	2007	2006	Change	% Change

	(Dollars in Thousands)

Components of net interest income
Loans	$9,073	$8,435	$638	7.56%	$26,560	$24,063	$2,497	10.38%
Securities	2,986	2,856	130	4.55	9,079	8,581	498	5.80
Other interest-earning assets	331	173	158	91.33	726	501	225	44.91

Total interest income	12,390	11,464	926	8.08	36,365	33,145	3,220	9.71
Deposits	6,736	5,151	1,585	30.77	19,159	13,960	5,199	37.24
Borrowings	467	537	(70)	(13.04)	1,436	1,318	118	8.95

Total interest expense	7,203	5,688	1,515	26.64	20,595	15,278	5,317	34.80

Net interest income	$5,187	$5,776	$(589)	(10.20)	$15,770	$17,867	$(2,097)	(11.74)
Average balances
Loans	$545,808	$517,368	$28,440	5.50%	$541,108	$499,914	$41,194	8.24%
Securities	262,927	269,739	(6,812)	(2.53)	269,448	273,258	(3,810)	(1.39)
Other interest-earning assets	26,153	12,867	13,286	103.26	18,900	13,718	5,182	37.78
Deposits	753,142	699,178	53,964	7.72	744,341	692,883	51,458	7.42
Borrowings	38,663	46,006	(7,343)	(15.96)	40,095	40,615	(520)	(1.28)
Average yield and rates paid
Interest-earning assets	5.94%	5.73%	0.21	3.66%	5.85%	5.62%	0.23	4.09%
Interest-bearing liabilities	3.76	3.16	0.60	18.99	3.62	2.88	0.74	25.69
Interest rate spread	2.18	2.57	(0.39)	(15.18)	2.23	2.74	(0.51)	(18.61)
Net interest margin	2.48	2.89	(0.41)	(14.19)	2.53	3.03	(0.50)	(16.50)

          Net Interest Income. Net interest income decreased during both periods primarily due to the increase in the average balance and average costs of deposits, particularly certificates of deposit and money market accounts. Certificates of deposits increased as we promoted highly competitive higher rate certificates of deposit starting in October 2006. These deposits began to mature in October 2007 and will continue to mature through the first quarter of 2008. In addition, the introduction of an aggressive money market campaign in the second quarter of 2007 motivated some customers to transfer funds from lower cost savings accounts to the higher yielding money market instrument. The promotion was scaled back in the beginning of 2007, but the higher yields are guaranteed through December 31, 2007. The average rate paid on certificates of deposit and money market deposits increased due to these promotions and the average rate paid on borrowings increased due to an increase in long-term rates.

          The average balance of interest-earning assets increased in 2007 primarily as a result of loan portfolio growth. Continued growth in construction, multi-family and commercial real estate and residential mortgage loans during 2007 and 2006 contributed to the loan growth. The average yield on loans and securities increased as a result of the increasing rate environment. The average balance of other interest-earning assets increased due to an increase in investment in overnight federal funds due to a favorable yield curve.

Analysis of Loan Loss Experience

          The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,

	2007	2006

	(Dollars in Thousands)
Allowance at beginning of period	$3,362	$2,937
Provision for loan losses	260	403
Charge offs:
Real estate loans	16	0
Commercial business loans	0	0
Consumer loans	14	12

Total charge-offs	30	12

Recoveries:
Real estate loans	16	0
Commercial business loans	0	0
Consumer loans	12	3

Total recoveries	28	3

Net (charge-offs) recoveries	(2)	(9)

Allowance at end of period	$3,620	$3,331

Allowance to non-performing loans	72.49%	146.80%

Allowance to total loans outstanding at the end of the period	0.66%	0.63%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

          Based on our evaluation of loan loss factors, management made provisions of $117,000 and $260,000 for the three and nine months ended September 30, 2007, respectively, compared to provisions of $223,000 and $403,000 for the same 2006 periods, respectively. We recorded net charge-offs of $0 and $2,000 in the 2007 three and nine month periods, respectively, as compared to net charge-offs of $11,000 and $9,000 in the same 2006 periods, respectively. Nonperforming loans increased to $5.0 million at September 30, 2007 from $2.7 million at December 31, 2006. Of the $2.3 million increase, $1.1 million represents the principal balance of a customer relationship who sought the protection of the bankruptcy court. Management will continue to report this relationship as impaired until such time as the borrower shows a sustained payment history. In addition, $928,000 of the nonperforming loans represents matured loans. The notes have become due, and while the customers continue to make payments, we continue to work with the customer to modify or extend the notes. These loans will continue to be reported as non-accrual until such time as documentation is executed to modify or extend the loan, or the loan is paid off. The allowance for loan losses was $3.6 million, or 0.66% of total loans outstanding as of September 30, 2007, as compared to $3.4 million, or 0.63% of total loans as of December 31, 2006. Growth in the entire loan portfolio, including commercial real estate and construction loans, was slower in the 2007 periods as compared to 2006.

Non-Performing Assets

          The following table provides information with respect to our non-performing assets at the dates indicated. We did not have any troubled debt restructurings or accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December 31,

	2007	2006

	(Dollars in thousands)

One- to four-family real estate	$1,401	$824
Multi-family real estate	0	0
Commercial real estate	2,084	0
Home equity	170	29
Construction	1,218	1,814
Commercial business loans	120	0
Consumer loans	1	0

Total nonaccrual loans	4,994	2,667
Foreclosed real estate	220	—
Total nonperforming assets	$5,214	$2,667

Total nonperforming loans to total loans	0.91%	0.50%
Total nonperforming loans to total assets	0.53%	0.30%
Total nonperforming assets to total assets	0.56%	0.30%

Interest income that would have been recorded for the nine months ended September 30, 2007 and the year ended December 31, 2006, had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $268,000 and $202,000, respectively.

          Non-interest Income. Non-interest income decreased to $11,000 for the three months ended September 30, 2007 from $234,000 for the same 2006 period. The primary reason for the decrease in non-interest income was losses on the sale of securities, which were approximately $860,000 in the 2007 period, as we realized losses on the sale of debt securities which had exposure in the sub-prime mortgage market.

          Non-interest income increased to $4.2 million for the nine months ended September 30, 2007 from $3.1 million for the same 2006 period. In addition to the increase in gains on sale of securities of $783,000, customer service fees increased in the 2007 nine month period by $299,000, primarily as a result of the introduction of a courtesy overdraft program, and income from bank-owned life insurance increased primarily due to the receipt of proceeds from life insurance for one insured individual which resulted in $382,000 of income in the 2007 period. We also realized losses for the nine months ended September 30, 2007 and 2006 of $349,000 and $183,000, respectively, on our investment in our affiliate bank, Hampshire First Bank.

          Non-interest Expenses. Non-interest expenses increased by 9.33% for the three months ended September 30, 2007 and 4.32% for the nine month period ended September 30, 2007 compared to the corresponding prior periods. The increases in both periods were primarily due to increases in salaries and employee benefits expense. We opened new branch offices in late 2006 and mid 2007 which increased staff levels as well as occupancy costs. Increases in health care costs, as well as modest salary increases and new staff additions to Meridian Interstate Bancorp, reflect the remaining increases. Partially offsetting these increases were decreases in expenses relating to professional services and marketing and advertising as management has instituted various budget initiatives aimed at reducing expenses.

          Income Tax Expense. We recorded a tax benefit of $323,000, or a 51.60% effective tax rate, for the three months ended September 30, 2007 compared to a tax expense of $128,000, or a 22.57% effective tax rate, for the same 2006 period. Income taxes were $942,000 for the nine months ended September 30, 2007, reflecting an effective tax rate of 29.16%, compared to income taxes of $1.2 million for the same 2006 period, reflecting an effective tax rate of 24.94%. The tax benefit recorded in the 2007 three month period was due to a revised estimate of income for the year ended December 31, 2007 and the impact of a higher anticipated percent of non-taxable income (income on Bank-owned life insurance and dividends on equity securities) to our pre-tax income.

Liquidity and Capital Management

          Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

          We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

          Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $56.1 million. In addition, at September 30, 2007, we had $80.1 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On September 30, 2007, we had $45.1 million of advances outstanding.

          A significant use of our liquidity is the funding of loan originations. At September 30, 2007, we had $139.1 million in loan commitments outstanding, which primarily consisted of $38.6 million in unadvanced portions of construction loans, $52.6 million in commitments to fund real estate mortgage loans, $19.6 million in unused home equity lines of credit, $1.5 million in unused commercial letters of credit and $26.8 million in unadvanced revolving lines of credit. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2007 totaled $263.6 million, or 61.6% of certificates of deposit, of which $98.5 million are due by December 31, 2007. The large percentage of certificates of deposit that mature within one year reflects our October 2006 promotion and customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

          Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

          Capital Management. Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Saving Bank is considered “well capitalized” under regulatory guidelines.

          The capital from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, Massachusetts Commissioner of Banks regulations restrict stock repurchases by Meridian Interstate Bancorp within three years of the offering unless the repurchase: (i) is part of a general repurchase made on a pro rata basis pursuant to an offering approved by the Commissioner of the Banks and made to all stockholders of Meridian Interstate Bancorp (other than Meridian Financial Services with the approval of the Commissioner of Banks); (ii) is limited to the repurchase of qualifying shares of a director; (iii) is purchased in the open market by a tax-qualified or nontax-qualified employee stock benefit plan of Meridian Interstate Bancorp or East Boston Savings Bank in an amount reasonable and appropriate to fund the plan; or (iv) is limited to stock repurchases of no greater than 5% of the outstanding capital stock of Meridian Interstate Bancorp where compelling and valid business reasons are established to the satisfaction of the Commissioner of Banks. In addition, pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases. Meridian Interstate Bancorp will also be subject to the Federal Reserve Board’s notice provisions for stock repurchases.

          Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We had no investment in derivative securities at September 30, 2007.

          For the three and nine months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 15 years that we originate; and promoting core deposit products and short-term time deposits.

          We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

          Net Interest Income Simulation Analysis. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

          Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee and the board of directors. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee and the Executive Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

          Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

          The table below sets forth an approximation of our exposure as a percentage of estimate net interest income for the next 12 months using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

          The following table reflects changes in estimated net interest income for East Boston Savings Bank at September 30, 2007 through September 30, 2008. At September 30, 2007, our net interest income exposure and NPV exposure related to these hypothetical changes in market interest rates was within our established guidelines.

          Net Portfolio Value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and any off-balance sheet contracts.

Interest Rate Risk Analysis

Increase (Decrease) in Market Interest Rates (Rate Shock)	Net Interest Income			Net Portfolio Value Estimated

	$ Amount	$ Change	% Change	NPV	$ Change	% Change

	(Dollars in thousands)
300 bp	$22,046	$1,109	5.30%	$85,226	$(32,533)	(27.63)%
200	21,695	758	3.62	96,477	(21,282)	(18.07)
100	21,326	389	1.86	107,390	(10,369)	(8.81)
0	20,937	0	0.00	117,759	0	0.00
(100)	20,502	(435)	(2.08)	126,798	9,039	7.68
(200)	19,969	(968)	(4.62)	133,556	15,797	13.41
(300)	19,287	(1,650)	(7.88)	138,512	20,753	17.62

          This analysis indicates the impact of changes in net interest income for a given set of rate changes and assumptions. It does not incorporate any balance sheet growth, and it assumes that the structure and composition of the balance sheet will remain comparable to the structure at the start of the simulation. It does not account for other factors that might impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

Item 4. Controls and Procedures

          (a) Disclosure Controls and Procedures

          Meridian Interstate Bancorp’s management, including Meridian Interstate Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of Meridian Interstate Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Meridian Interstate Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Meridian Interstate Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to Meridian Interstate Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

          (b) Internal Control over Financial Reporting

          There have not been any changes in Meridian Interstate Bancorp’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Meridian Interstate Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

          For information regarding our risk factors, see “Risk Factors,” in our prospectus which was filed with the SEC on November 27, 2007, and is available through the SEC’s website at www.sec.gov. As of September 30, 2007, the risk factors of Meridian Interstate Bancorp have not changed materially from those reported in the prospectus. The risks described in Meridian Interstate Bancorp’s prospectus are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

3.1	Articles of Organization of Meridian Interstate Bancorp, Inc. (1)
3.2	Bylaws of Meridian Interstate Bancorp, Inc. (1)
4.0	Stock Certificate of Meridian Interstate Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1 (File No. 333-146373), as amended, initially filed with the Securities and Exchange Commission on September 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.

(Registrant)

Date: January 4, 2008	/s/ Robert F. Verdonck

Robert F. Verdonck
President

Date: January 4, 2008	/s/ Leonard V. Siuda

Leonard V. Siuda
Chief Financial Officer and Treasurer
(principal financial and chief accounting officer)