Form 10-K
period 2007-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2008-03-31
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission file number 001-33898

Meridian Interstate Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	20-4652200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Meridian Street, East Boston, Massachusetts	02128
(Address of Principal Executive Offices)	Zip Code

(617) 567-1500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, .01 par value per share	The NASDAQ Global Select Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:         None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes                      ☐                      No                      ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                      ☐                      No                      ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes                      ☒                      No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐   Accelerated Filer ☐ Non Accelerated Filer ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes                      ☐                      No                      ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2007 was $0.  The registrant’s common stock did not begin trading on the NASDAQ Global Select stock market until January 23, 2008. As of March 1, 2008, there were 23,000,000 outstanding shares of the Registrant’s common stock, the majority of which are owned by the Registrant’s mutual holding company parent, Meridian Financial Services, Incorporated.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

MERIDIAN INTERSTATE BANCORP
2007 FORM 10-K ANNUAL REPORT

PART I

Forward Looking Statements

This Annual Report contains certain “forward-looking statements,” which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek and similar expressions.  These forward looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

Any of the forward-looking statements that we make in this Annual Report and in other public statements we make may later prove incorrect because of inaccurate assumptions we might make, the factors illustrated above or other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

Item 1.  business

Meridian Interstate Bancorp, Inc.

Meridian Interstate Bancorp, Inc. is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank to be its holding company.  Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities.  In addition, Meridian Interstate Bancorp owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  At December 31, 2007, Hampshire First Bank had assets of $59.2 million.  In the future, Meridian Interstate Bancorp might also acquire or organize other operating subsidiaries, including other financial services companies or their assets, although it currently has no specific plans or agreements to do so.  At December 31, 2007, Meridian Interstate Bancorp had total assets of $1.0 billion, deposits of $774.4 million and retained earnings of $115.7 million.

Meridian Financial Services, Incorporated

Meridian Financial Services, Incorporated is our Massachusetts-chartered mutual holding company parent.  As a mutual holding company, Meridian Financial Services is a non-stock company.  Meridian Financial Services owns 55.0% of Meridian Interstate Bancorp’s common stock.  So long as Meridian Financial Services exists, it will own a majority of the voting stock of Meridian Interstate Bancorp and, through its board of trustees, will be able to exercise voting control over most matters put to a vote of stockholders.  All 12 directors of Meridian Interstate Bancorp are also members of the board of trustees of Meridian Financial Services, which is composed of 29 members.  Meridian Financial Services does not currently intend to engage in any business activity other than those relating to owning a majority of the common stock of Meridian Interstate Bancorp.

East Boston Savings Bank

East Boston Savings Bank is a Massachusetts-chartered stock savings bank that operates from 11 full-service locations and one loan center in the greater Boston metropolitan area.  East Boston Savings Bank was originally founded in 1848.  We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Essex, Middlesex and Suffolk Counties, Massachusetts.

We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area.  We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial business and consumer loans, which, we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer non-deposit products through a third-party network arrangement.  We have been successful in growing both deposits and loans.  Since December 31, 2005, deposits have increased $101.9 million, or 15.2%, and loans have increased $87.3 million, or 18.1%.  At December 31, 2007, we had total assets of $989.6 million, deposits of $774.4 million and retained earnings of $102.3 million.

Available Information

Meridian Interstate Bancorp is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission.  These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.ebsb.com.  Information on our website should not be considered a part of this annual report.

Market Area

We consider the greater Boston metropolitan area, and to a lesser extent eastern Massachusetts (east of Route 93), to be our primary market area.  While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes all of Massachusetts east of Route 93, including Cape Cod, and portions of south-eastern New Hampshire.  We conduct our operations through our 11 full service offices and one loan center located in Essex (four offices and one loan center), Middlesex (two offices) and Suffolk (five offices) Counties, all of which are located in the greater Boston metropolitan area.  The greater Boston metropolitan area is the 11th largest metropolitan area in the United States.  Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care.  Based on census estimates, from 2000 to 2006 the population of Essex and Middlesex Counties increased 4.5% and 1.3%, respectively, and the population of Suffolk County decreased 0.8%.  This compares to population increases of 3.0% for Massachusetts and 7.9% for the United States.  In addition, 2006 per capita income was $34,287, $42,582 and $30,099 for Essex, Middlesex and Suffolk Counties, respectively, reflecting increases of 30.1%, 36.5% and 32.2%, respectively, from 2000.  For Massachusetts, 2006 per capita income was $34,320, an increase of 32.2%, and for the United States, 2006 per capital income was $26,228, an increase of 21.5% from 2000.  Median household income in 2006 was $65,803, $78,854 and $50,068 for Essex, Middlesex and Suffolk Counties, respectively, reflecting increases of 27.6%, 29.6% and 27.2%, respectively, from 2000.  For Massachusetts, 2006 median household income was $63,971; an increase of 26.7%, and for the United States, 2006 median household income was $48,534, an increase of 15.6%.  In addition, the median age for Essex, Middlesex and Suffolk Counties was 39.1, 37.7 and 32.9, respectively, as compared to the state median of 38.1 and the national median of 36.5.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America Corporation, Sovereign Bancorp, Inc., TD Banknorth, Inc., Citizens Financial Group, Inc. and Eastern Bank.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2007 which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 0.51% of the deposits in the Boston metropolitan statistical area, which was the 22nd largest market share out of 154 financial institutions with offices in that metropolitan statistical area.

Our competition for loans comes from financial institutions and credit unions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

One- to Four-Family Residential Loans

The largest segment of our loan portfolio is mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At December 31, 2007, one- to four-family residential loans were $224.1 million, or 39.1% of our total loan portfolio, consisting of $99.3 million and $124.8 million of fixed-rate and adjustable-rate loans, respectively.  We offer fixed-rate loans with terms up to 30 years and adjustable-rate loans with terms up to 40 years.  Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than fifteen years) are originated with the intention to sell.  Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to seven years.  East Boston Savings Bank also offers fixed-rate bi-weekly loans (loan payments are made every two weeks) and such loans were $62.4 million at December 31, 2007.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index.  Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 4% over the initial interest rate of the loan.  Our loans generally do not have prepayment penalties.

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  We do not offer loans with negative amortization and generally do not offer interest-only one- to four-family residential real estate loans.  Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer term (more than 15 year terms) fixed-rate one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans.  Generally, loans are sold to Fannie Mae and the Federal Home Loan Bank Mortgage Partnership Finance Program with servicing retained.  We do not make loans generally known as subprime loans or Alt-A loans.

We will make loans with loan-to-value ratios up to 95% (100% for first time home buyers only); however, we generally require private mortgage insurance for loans with a loan-to-value ratio over 80%.  We require all properties securing mortgage loans to be appraised by a licensed real estate appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer five-year adjustable rate, bi-weekly and fixed-rate 30-year residential real estate loans through the Massachusetts Housing Finance Agency First Time Home Buyer Program.  We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions.

We also offer loans secured by one- to four-family properties that are not owner-occupied (“investment loans”).  These loans consist primarily of bi-weekly fixed-rate loans with terms up to 30 years and adjustable-rate loans which adjust annually after an initial fixed period of three years or adjust every three years after an initial fixed period of five years.  Investment loans generally can be made with a loan-to-value ratio of up to 80%.  At December 31, 2007, investment loans totaled $13.7 million.

We also originate land loans primarily to local contractors and developers for making improvements on approved building lots.  Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years.  Interest rates on our land loans are fixed for three years.  At December 31, 2007, land loans totaled $4.0 million.

Commercial and Multi-Family Real Estate Loans

The second largest segment of our loan portfolio is fixed- and adjustable-rate mortgage loans secured by commercial real estate and multi-family real estate.  At December 31, 2007, commercial real estate and multi-family real estate loans were $175.1million and $26.9 million, or 30.5% and 4.7% respectively, of our total loan portfolio.  The commercial real estate and multi-family loan portfolio consisted of $11.7 million fixed-rate loans and $190.3 million adjustable rate loans at December 31, 2007.  We currently target new individual commercial and multi-family real estate loan originations to small- and mid-size owner occupants and investors in our market area between $4.0 million and $6.0 million; however, we can, by policy, originate loans to one borrower up to $10.0 million.  Due to loan amortizations and lower than targeted size originations, the average size for loans in this portfolio was $475,000 at December 31, 2007.  Our commercial real estate and multi-family real estate loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities.  We intend to continue to grow our commercial real estate loan portfolio.  In addition to originating these loans, we also participate in loans with other financial institutions located primarily in Massachusetts.

We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans for terms up to 25 years.  Interest rates and payments on our adjustable-rate loans adjust every three or five years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate.  Most of our adjustable-rate commercial real estate and multi-family real estate loans adjust every three years and amortize over a 20 year term.  The maximum amount by which the interest rate may be increased or decreased is generally 2.5% per adjustment period, with a lifetime interest rate cap of 5% over the initial interest rate of the loan. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2007, our largest commercial real estate loan was for $7.7 million and was secured by an office building located in North Andover, Massachusetts.  At December 31, 2007, our largest multi-family real estate loan was for $3.3 million and was secured by an apartment complex located in Roxbury, Massachusetts.  Both of these loans were performing according to their original repayment terms at December 31, 2007.

At December 31, 2007, loan participations purchased totaled $13.1 million.  The properties securing these loans are located primarily in Massachusetts.  Our underwriting practices with respect to loan participations generally do not differ from loans that we originate.

Construction Loans

At December 31, 2007, construction loans were $111.8 million, or 19.5% of our total loan portfolio.  While we expect to continue construction lending, we expect to decrease the size of the portfolio relative to our entire loan portfolio with the goal of decreasing the size of the construction loan portfolio to approximately 15.0% of total loans.

We primarily make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings.  We also originate adjustable and bi-weekly loans to individuals and to builders to finance the construction of residential dwellings.  Our construction loans generally are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months.  At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value upon completion of the project.  As appropriate to the underwriting, a “discounted cash flow analysis” is utilized.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $225,000 to $900,000.  We will originate these loans whether or not the collateral property underlying the loan is under contract for sale.  Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.  Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas.  The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments.  We require that builders maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  Loan commitment amounts for site development loans typically range from $100,000 to $10.0 million with an average individual loan commitment at December 31, 2007 of $1.6 million.  We generally target financing to mid-range $5.0 million to $10.0 million residential development projects.

At December 31, 2007, we had $6.9 million, or 1.2% of our total loan portfolio, in construction loans for one- to four-family properties that convert to permanent loans.  Also at that date, we had $104.9 million, or 18.3% of our total loan portfolio, of which $23.5 million will convert to permanent loans, in construction loans on commercial and multi-family real estate consisting of mixed-use and non-residential loans.

At December 31, 2007, our largest outstanding construction loan was for $8.3 million, of which $6.5 million was outstanding.  This loan is secured by a residential townhouse complex (46 units) in Hingham, Massachusetts.  This loan was performing according to its original repayment terms at December 31, 2007.

Home Equity Lines of Credit

We offer home equity lines of credit, which are secured by owner-occupied one- to four-family residences.  At December 31, 2007, home equity lines of credit were $21.5 million, or 3.8% of our total loan portfolio.  Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month.  Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and eleven.  We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.  The procedures for underwriting one- to four-family residential real estate loans apply equally to home equity loans.

Commercial Business Loans

We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  At December 31, 2007, commercial business loans were $11.9 million, or 2.1% of our total loan portfolio.  As part of our strategic plan, we are focusing on increasing the commercial business loans that we originate.  Commercial lending products include term loans and revolving lines of credit.  Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin.  Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus a margin.  Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral.  We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  At December 31, 2007, our largest commercial business loan was a $1.6 million loan and our largest commercial line of credit was $1.5 million, of which $165,000 was outstanding at December 31, 2007.  All of these loans are secured by assets of the respective borrowers and were performing according to their original terms at December 31, 2007.

Consumer Loans

We occasionally make fixed rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans.  At December 31, 2007, consumer loans were $1.6 million, or 0.3% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks

Adjustable-Rate Loans

While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial and Multi-Family Real Estate Loans

Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans.  In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.10x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.  Land loans secured by improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment.

Construction Loans

Our construction loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate.  Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.   In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  A “discounted cash flow analysis” is utilized for determining the value of any construction project of five or more units.  Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in our market areas. Further, if we lost our relationship with one or more of our larger borrowers building in these areas or there is a decline in the demand for new housing in these areas, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected.

Commercial Business Loans

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value.  Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory or equipment.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any.  As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchase and Sales

Loan originations come from a number of sources.  The primary sources of loan originations are current customers, walk-in traffic, our website, advertising and referrals from customers as well as our directors, trustees and corporators.  We advertise in newspapers that are widely circulated throughout our market area and on local radio.  We occasionally purchase participation loans to supplement our origination efforts.  We generally do not purchase whole loans.

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 16- to 30-year one- to four-family residential real estate loans.  Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.  Generally, loans are sold to Fannie Mae and the Federal Home Loan Bank Mortgage Partnership Finance Program with loan servicing retained.  In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.

For the years ended December 31, 2007 and December 31, 2006, we originated $177.4 million and $175.0 million of loans, and sold $8.3 million and $9.9 million of loans.  At December 31, 2007, we were servicing $84.2 million of loans for others.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  Our board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured.  All loans in excess of $100,000 require a second authorized officer’s approval.  Loans in excess of $500,000 generally must be authorized by the Executive Committee.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital $20.5, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits.  At December 31, 2007, our regulatory limit on loans-to-one borrower was $20.5 million.  At that date, our largest lending relationship consisted of three loans totaling $13.1 million and was secured by commercial real estate.  This loan was performing in accordance with its original repayment terms at December 31, 2007.  As a result of the Company’s recent stock offering, our regulatory loans-to-one borrower limit will increase and we expect to increase our internal loans-to-one borrower limit.

Loan Commitments

We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities.  Our equity securities generally pay dividends.  We also are required to maintain an investment in Federal Home Loan Bank of Boston stock.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2007.

At December 31, 2007, our investment portfolio consisted primarily of corporate bonds, investment-grade marketable equity securities, short-term government-sponsored enterprises and mortgage-backed securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy.  The Executive Committee of the Board of Directors and management are responsible for implementation of the investment policy and monitoring our investment performance. Our Executive Committee reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.

At each balance sheet date, management has concluded that the declines in value of the Company’s debt securities are temporary, whereby management expects to collect the full amount of principal and interest payments within the contractual period.  Further, at each balance sheet date and in all material respects, management has the intent and ability to hold depreciated debt securities to the earlier of recovery or maturity.  From time to time, management’s intent to hold depreciated debt securities to recovery or maturity may change as a result of prudent portfolio management.  If management’s intent changes, unrealized losses are recognized either as impairment charges to the consolidated income statement or as realized losses if a sale has been executed.  In most instances, management sells the securities at the time their intent changes.

In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value.

Deposit Activities and Other Sources of Funds

General

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts

Deposits are attracted, by advertising and through our website, from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area.  At December 31, 2007, we had $897,000 of brokered deposits.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns.  We generally review our deposit mix and pricing on a weekly basis.  Our deposit pricing strategy has generally been to offer competitive rates and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings

We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  As of December 31, 2007, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

Financial Services

We offer customers a range of non-deposit products, including mutual funds, annuities, stocks and bonds which are cleared by a third party broker-dealer.  We receive a portion of the commissions generated by our sales to our customers.  We also offer customers long-term care insurance through a third-party insurance company which generates commissions for us.  Our non-deposit products generated $118,000, $43,000 and $97,000 of non-interest income during the years ended December 31, 2007, 2006 and 2005, respectively.

Personnel

As of December 31, 2007, we had 161 full-time and 33 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is excellent.

Subsidiaries

The only subsidiary of Meridian Interstate Bancorp is East Boston Savings Bank.

In addition, Meridian Interstate Bancorp owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  In connection with the organization of Hampshire First Bank, Meridian Interstate Bancorp also received non-voting warrants to purchase an additional 60,000 shares of capital stock of Hampshire First Bank (currently representing 2.0% of the outstanding shares of Hampshire First Bank).  At December 31, 2007, our directors and executive officers also own an additional 1.2% in the aggregate of the capital stock of Hampshire First Bank and owned non-voting warrants to purchase in the aggregate less than 1.0% of the capital stock.  None of our directors and executive officers has any agreements or contracts with each other or with Meridian Interstate Bancorp regarding voting their shares of Hampshire First Bank stock.  We also have no additional agreements or contracts to purchase shares of voting securities of Hampshire First Bank.  In addition, any future acquisition by Meridian Interstate Bancorp of the voting securities of Hampshire First Bank, either common stock or warrants, would require prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks.

Hampshire First Bank bylaws provide that Meridian Interstate Bancorp may nominate or appoint 40% of the directors of Hampshire First Bank for as long as it holds 40% or more of the outstanding common stock of Hampshire First Bank.  In addition, the Hampshire First Bank bylaws require that all matters requiring a vote of the board of directors be approved by a two-thirds vote.  The members of the Hampshire First Bank board appointed by Meridian Interstate Bancorp also will appoint the Chairman of the Board.  As a result, four of the 10 current directors of Hampshire First Bank also currently serve as directors of Meridian Interstate Bancorp (Messrs. Del Rossi, Gavegnano, Lynch and Verdonck) and Mr. Gavegnano, our Chairman of the Board and Chief Executive Officer, also serves as Chairman of the Board of Hampshire First Bank.  None of these four individuals has any agreements or contracts with Meridian Interstate Bancorp regarding their duties or actions as directors of Hampshire First Bank.

In the future, we may realize gains from our investment in Hampshire First Bank from the net income generated by the business of Hampshire First Bank and, possibly, by the sale of this investment, although we have no current intention to sell our investment.  In addition, we believe Hampshire First Bank will provide us with a source of loans via loan participations.  Due to the consolidation of financial institutions in New Hampshire and in Hampshire First Bank’s primary market, Hillsborough County, New Hampshire, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers.  In addition, we believe Hampshire First Bank is led by a qualified and experienced executive management team.  Because it is a new enterprise with no operating history, however, we do not expect to record substantial benefits from our investment in the near future.  As a result of the start-up expenditures that a new bank must incur in relation to total revenue generated, we expect that Hampshire First Bank will likely incur operating losses during its initial years of operations.

Hampshire First Bank’s loan portfolio consists primarily of multi-family and commercial real estate, commercial business and construction loans.  At December 31, 2007, Hampshire First Bank had assets of $59.2 million, deposits of $32.1 million and equity of $26.7 million.  Meridian Interstate Bancorp accounts for its investment in Hampshire First Bank by the equity method of accounting under which Meridian Interstate Bancorp’s share of the net income or loss of Hampshire First Bank is recognized as income or loss in Meridian Interstate Bancorp’s consolidated financial statements.  At December 31, 2007, Meridian Interstate Bancorp had a $10.8 million investment in Hampshire First Bank and during the years ended December 31, 2007 and 2006, Meridian Interstate Bancorp recorded losses of $541,000 and $578,000, respectively, from this investment.

East Boston Savings Bank has one active wholly-owned subsidiary, Prospect, Inc., a Massachusetts corporation.  Prospect was formed in 2000 to engage in buying, selling and holding securities on its own behalf.  As a Massachusetts securities corporation, the income earned on Prospect’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at East Boston Savings Bank.  At December 31, 2007, Prospect had total assets of $96.7 million and total equity of $96.4 million.

General Regulation and Supervision

East Boston Savings Bank is currently a Massachusetts-charted stock savings bank, and is the wholly-owned subsidiary of Meridian Interstate Bancorp, a Massachusetts corporation and registered bank holding company, which is a wholly-owned subsidiary of Meridian Financial Services, a Massachusetts mutual holding company and registered bank holding company. East Boston Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. East Boston Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. East Boston Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.

The regulation and supervision of East Boston Savings Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the applicable state legislature, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Meridian Financial Services, Meridian Interstate Bancorp or East Boston Savings Bank and their operations.  East Boston Savings Bank is a member of the Federal Home Loan Bank of Boston.  Meridian Interstate Bancorp and Meridian Financial Services are regulated as bank holding companies by the Federal Reserve Board and the Massachusetts Commissioner of Banks.

Certain regulatory requirements applicable to East Boston Savings Bank, Meridian Interstate Bancorp and Meridian Financial Services are referred to below or elsewhere herein.  The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on East Boston Savings Bank, Meridian Interstate Bancorp and Meridian Financial Services and is qualified in its entirety by reference to the actual laws and regulations involved.

State Bank Regulation

General

As a Massachusetts-chartered savings bank, East Boston Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, East Boston Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

In response to Massachusetts laws enacted in the last few years, the Massachusetts Commissioner of Banks adopted rules that generally allow Massachusetts banks to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Investment Activities

In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth.  However, these powers are constrained by federal law.  See “—Federal Bank Regulation—Investment Activities” for federal restrictions on equity investments.

Loans to One Borrower Limitations

Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.

Loans to a Bank’s Insiders

The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit:  (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit.  Massachusetts banking laws also prohibit officers and directors from receiving a preferential interest rate or terms on loans or extensions of credit.

The loans listed above require approval of the majority of the members of East Boston Savings Bank’s board of directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

Dividends

A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Regulatory Enforcement Authority

Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to East Boston Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund

All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank’s deposit balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation

Capital Requirements

Under Federal Deposit Insurance Corporation’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as East Boston Savings Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The Federal Deposit Insurance Corporation regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0.0% risk weight, loans secured by one- to four-family residential properties generally have a 50.0% risk weight, and commercial loans have a risk weighting of 100.0%.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities.  The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The Federal Deposit Insurance Corporation Improvement Act  required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

As bank holding companies, Meridian Financial Services and Meridian Interstate Bancorp are subject to capital adequacy guidelines for bank holding companies substantially similar to those of the Federal Deposit Insurance Corporation for state-chartered savings banks.  On a pro forma consolidated basis, Meridian Financial Services and Meridian Interstate Bancorp exceed those requirements.

Standards for Safety and Soundness

As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

Since the enactment of Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation-insured banks and savings banks have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation regulations permit exceptions to these limitations. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. East Boston Savings Bank received approval from the Federal Deposit Insurance Corporation to retain and acquire such equity instruments equal to the lesser of 100.0% of East Boston Savings Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law.  Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the deposit insurance fund. The Federal Deposit Insurance Corporation has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized and managed bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.  No institution may make any capital distribution if it would be undercapitalized on a pro forma basis.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies that are controlled by such parent holding company are affiliates of the subsidiary bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. Loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act and no low quality assets may generally be purchased from affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, East Boston Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law limits both the individual and aggregate amount of loans East Boston Savings Bank may make to insiders based, in part, on East Boston Savings Bank’s capital position and requires certain board approval procedures to be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are further limited by specific categories of loans that may be made.  The federal restrictions on insider lending are in addition to those imposed by state law.

Enforcement

The Federal Deposit Insurance Corporation has extensive enforcement authority over insured nonmember banks, including East Boston Savings Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The Federal Deposit Insurance Corporation has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

The deposits of East Boston Savings Bank are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No insured institution may make a capital distribution if in default of its Federal Deposit Insurance Corporation assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  East Boston Savings Bank’s one-time credit approximated $539,000, with $130,000 remaining at December 31, 2007.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the year ending December 31, 2007 averaged 5.67 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of East Boston Savings Bank.  Management cannot predict what insurance assessment rates will be in the future.

The Federal Deposit Insurance Corporation may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of East Boston Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations

Pursuant to the Gramm-Leach-Bliley Act, the Federal Deposit Insurance Corporation has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The regulations generally require that insured banks disclose their privacy policies, including identifying with whom a customer’s “non-public personal information” is shared, to customers at the time of establishing the customer relationship and annually thereafter. In addition, customers are required to be given the ability to “opt-out” of having their personal information shared with unaffiliated third parties.

Community Reinvestment Act

Pursuant to the Community Reinvestment Act, (“CRA”), and similar provision of Massachusetts law, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. East Boston Savings Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Outstanding.”

The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. East Boston Savings Bank’s most recent rating under Massachusetts law was “Outstanding.”

Consumer Protection and Fair Lending Regulations

Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorney’s fees for certain types of violations.

Anti-Money Laundering

USA Patriot Act of 2001

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expanded the responsibilities of financial institutions, including banks, in preventing the use of the U.S. financial system to fund terrorist activities.  Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime.  Among other provisions, Title III of the USA PATRIOT Act requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

Interest and other charges collected or contracted for by East Boston Savings Bank are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•
Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts and the General Laws of Massachusetts, Chapter 167E, which governs East Boston Savings Bank’s lending powers; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of East Boston Savings Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, and, as to East Boston Savings Bank Chapter 167B of the General Laws of Massachusetts, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	General Laws of Massachusetts, Chapter 167D, which governs East Boston Savings Bank’s deposit powers.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). East Boston Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

East Boston Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. East Boston Savings Bank was in compliance with this requirement with an investment in stock of the Federal Home Loan Bank of Boston at December 31, 2007 of $3.2 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by East Boston Savings Bank.

Holding Company Regulation

Meridian Interstate Bancorp and Meridian Financial Services are subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board.  Meridian Interstate Bancorp and Meridian Financial Services are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Meridian Interstate Bancorp or Meridian Financial Services to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

Meridian Interstate Bancorp and Meridian Financial Services are subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Federal Deposit Insurance Corporation for East Boston Savings Bank.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

These regulatory policies could affect the ability of Meridian Interstate Bancorp or Meridian Financial Services to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.

The status of Meridian Interstate Bancorp and Meridian Financial Services as registered bank holding companies under the Bank Holding Company Act does not exempt them from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Meridian Interstate Bancorp, Meridian Financial Services and East Boston Savings Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Meridian Interstate Bancorp, Meridian Financial Services or East Boston Savings Bank.

Massachusetts Holding Company Regulation

Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Division; and (iii) is subject to examination by the Division.  In addition, a Massachusetts mutual holding company: (i) may invest in the stock of one or more banking institutions; (ii) may merge with or acquire a mutual banking institution; (iii) may merge with or acquire another bank holding company provided that any such holding company has a subsidiary banking institution; (iv) may invest in a corporation; (v) must register, and file reports, with the Division; (vi) may engage directly or indirectly only in activities permitted by law for a Massachusetts bank holding company; and (vii) may take any action with respect to any securities of any subsidiary banking institution which are held by such mutual holding company.  Meridian Interstate Bancorp and Meridian Financial Services are registered Massachusetts bank holding companies.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, Meridian Interstate Bancorp’s and Meridian Financial Services’ Chief Executive Officer and Chief Financial Officer each will be required to certify that Meridian Interstate Bancorp’s and Meridian Financial Services’ quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.  Meridian Interstate Bancorp and Meridian Financial Services will be subject to further reporting and audit requirements beginning with the year ending December 31, 2008 under the requirements of the Sarbanes-Oxley Act.  Meridian Interstate Bancorp and Meridian Financial Services will prepare policies, procedures, and systems designed to ensure the Company achieves compliance with these regulations.

Federal Income Taxation

General

East Boston Savings Bank reports its income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to East Boston Savings Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to East Boston Savings Bank.  East Boston Savings Bank’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2001.  For its 2007 tax year, East Boston Savings Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves

For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for non-qualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests.  Approximately $7.5 million of East Boston Savings Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless East Boston Savings Bank makes a “non-dividend distribution” to Meridian Interstate Bancorp as described below.

Distributions

If East Boston Savings Bank makes “non-dividend distributions” to Meridian Interstate Bancorp, the distributions will be considered to have been made from East Boston Savings Bank’s un-recaptured tax bad debt reserves, including the balance of its Base Year Reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from East Boston Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in East Boston Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of East Boston Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation.  Dividends paid out of East Boston Savings Bank’s current or accumulated earnings and profits will not be so included in Meridian Interstate Bancorp’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Therefore, if East Boston Savings Bank makes a non-dividend distribution to Meridian Interstate Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate.  East Boston Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Financial institutions in Massachusetts are not allowed to file consolidated income tax returns.  Instead, each entity in the consolidated group files a separate annual income tax return.  The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items.  Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision.  Carryforwards and carrybacks of net operating losses and capital losses are not allowed. East Boston Savings Bank’s state tax returns, as well as those of its subsidiary, are not currently under audit.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue.  A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income.  A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income.  Meridian Interstate Bancorp is considering whether to seek to qualify as a security corporation.  To do so, it would need to (a) apply for, and receive, security corporation classification by the Massachusetts Department of Revenue; and (b) not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.  In order to qualify as a security corporation, it would need to establish a subsidiary for the purpose of making the loan to the employee stock ownership plan, since making such a loan directly could disqualify it from classification as a security corporation.

Item 1a.  risk factors

There have been no material changes to the Risk Factors disclosed in our Prospectus filed with the Securities and Exchange Commission on November 27, 2007 (File No. 333-146373) pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

Item 1b.  unresolved staff comments

Not applicable.

Item 2.  properties

At December 31, 2007, we conducted business through our eleven full service offices and one loan center located in East Boston, Everett, Lynnfield, Melrose, Peabody, Revere, Saugus and Winthrop, Massachusetts.  In July 2007 we opened a branch office in Lynn, Massachusetts.  We own all of our offices except our Saugus (Village Park) office (subject to a renewable lease that expires in 2012).  At December 31, 2007, the total net book value of our land, buildings, furniture, fixtures and equipment was $22.8 million.  In 2008, the Bank entered into an agreement to lease property in Wakefield, Massachusetts with the intent of establishing a new branch location.

Item 3.  legal proceedings

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

Item 4.  submission of matters to a vote of security holders

During the fourth quarter of the fiscal year covered by this report, we did not submit any matters to the vote of security holders.

part ii

Item 5.  market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)           Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB”.  The approximate number of holders of record of Meridian Interstate Bancorp, Inc.’s common stock as of March 31, 2008 was 703.  Certain shares of Meridian Interstate Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Meridian Interstate Bancorp, Inc. common stock began trading on the NASDAQ Global Select Market on January 23, 2008. Accordingly, no information prior to this date is available.

Meridian Interstate Bancorp has not yet determined whether it will pay a dividend on the common stock.  The board of directors will consider a policy of paying regular cash dividends.  The board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends.  In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions.  The regulatory restrictions that affect the payment of dividends by East Boston Savings Bank to us discussed below also will be considered.  We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

If Meridian Interstate Bancorp pays dividends to its shareholders, it will be required to pay dividends to Meridian Financial Services. The Federal Reserve Board’s current policy prohibits the waiver of dividends by mutual holding companies.  In addition, Massachusetts banking regulations prohibit Meridian Financial Services from waiving dividends declared and paid by Meridian Interstate Bancorp unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of East Boston Savings Bank.  Accordingly, we do not currently anticipate that Meridian Financial Services will be permitted to waive dividends paid by Meridian Interstate Bancorp.

Meridian Interstate Bancorp is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Dividends from Meridian Interstate Bancorp may depend, in part, upon receipt of dividends from East Boston Savings Bank because Meridian Interstate Bancorp will have no source of income other than dividends from East Boston Savings Bank and earnings from investment of net proceeds from the offering retained by Meridian Interstate Bancorp.  Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from East Boston Savings Bank to Meridian Interstate Bancorp.  For example, East Boston Savings Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements.  See “Regulation and Supervision–State Bank Regulation–Dividends” and “–Federal Bank Regulation–Prompt Corrective Regulatory Action.”  In addition, Meridian Interstate Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Meridian Interstate Bancorp appears consistent with its capital needs, asset quality and overall financial condition.  See “Regulation and Supervision–Holding Company Regulation.”

Any payment of dividends by East Boston Savings Bank to Meridian Interstate Bancorp that would be deemed to be drawn out of East Boston Savings Bank’s bad debt reserves would require East Boston Savings Bank to pay federal income taxes at the then-current income tax rate on the amount deemed distributed.  See “Federal and State Taxation—Federal Income Taxation” and note 10 of the notes to consolidated financial statements included in this annual report.  Meridian Interstate Bancorp does not contemplate any distribution by East Boston Savings Bank that would result in this type of tax liability.

(b)           On July 2, 2007, the Board of Directors of Meridian Interstate Bancorp, Inc. adopted a Stock Issuance Plan whereby Meridian Interstate Bancorp, Inc. would sell 43% of its to-be outstanding shares of common stock to the public in a stock offering and issue 2% of its to-be outstanding shares to Meridian Charitable Foundation, Inc.  The remaining 55% of the to-be outstanding shares would be held by Meridian Financial Services, Incorporated, Meridian Interstate Bancorp, Inc.’s mutual holding company.

Meridian Interstate Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the stock offering (File No. 333-146373).  The Registration Statement was declared effective by the Securities and Exchange Commission on November 13, 2007.  Meridian Interstate Bancorp, Inc. registered 13,591,125 shares on the Registration Statement, including up to 13,291,125 shares for sale to the public.  The stock offering commenced on November 27, 2007, and closed on January 22, 2008.

Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the shares of common stock. For their services, Keefe, Bruyette & Woods, Inc. received a success fee of 0.75% of the aggregate dollar amount of the shares of common stock sold in the Subscription and Community offering excluding shares sold to our employee stock ownership plan and to our officers, employees, corporators and directors and their immediate family members and contributed to Meridian Charitable Foundation, Inc.   For shares of common stock sold through a group of broker-dealers in a syndicated community offering, the total fees payable to the selected dealers (which included Keefe, Bruyette & Woods, Inc.) for the shares sold totaled 0.50% of the aggregate dollar amount of shares sold in the syndicated offering. Keefe, Bruyette & Woods, Inc. was also reimbursed $10,750 for its reasonable out-of-pocket expenses and $25,000 for its legal fees and expenses.

The stock offering resulted in gross proceeds of $100.5 million, through the sale of 10,050,000 shares at a price of $10.00 per share. Expenses related to the offering were approximately $2.9 million, including $1.5 million paid to Keefe, Bruyette & Woods, Inc.  No underwriting discounts, commissions or finders fees were paid in connection with the stock offering. Net investable proceeds of the offering were approximately $89.4 million.

$44.7 million of the net proceeds of the offering were retained by Meridian Interstate Bancorp, Inc. and $44.7 million were contributed to East Boston Savings Bank.  The proceeds were invested in federal funds sold in the interim period.  Meridian Interstate Bancorp, Inc. may use the proceeds from the stock offering as described in the section entitled “Use of Proceeds” in Prospectus.

(c)	There was no issuer repurchases of equity securities during the quarter ended December 31, 2007.

(d)           Other than the Employee Stock Ownership Plan, Meridian Interstate Bancorp, Inc. has no equity compensation plan that was not approved by stockholders.

(e)           Our shares of common stock began trading on the NASDAQ Global Select Market on January 23, 2008.  Accordingly, no comparative stock performance information is available for periods ending prior to this date.

ITEM 6. SELECTED FINANCIAL DATA
	At or for the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Financial Condition Data
Total assets	$1,003,226	$899,563	$824,500	$794,008	$766,169
Securities	267,058	281,662	264,174	298,492	301,314
Loans receivable, net	568,104	529,650	480,833	424,418	400,513
Deposits	774,446	736,989	672,544	642,714	628,570
Federal Home Loan Bank advances	36,527	40,589	37,108	38,482	29,152
Total retained earnings	115,684	110,275	104,243	102,076	97,778
Operating Data
Interest and dividend income	$49,175	$45,235	$40,186	$38,260	$40,388
Interest expense	28,096	21,828	14,545	11,937	13,039
Net interest income	21,079	23,407	25,641	26,323	27,349
Provision (credit) for loan losses	465	434	456	(113)	375
Net interest income after provision (credit)	20,614	22,973	25,185	26,436	26,974
for loan losses
Non-interest income	4,652	3,342	3,555	4,331	5,276
Non-interest expenses	22,620	21,894	20,637	20,104	20,164
Income before income taxes	2,646	4,421	8,103	10,663	12,086
Income taxes	380	1,127	2,700	3,894	4,250
Net income	$2,266	$3,294	$5,403	$6,769	$7,836
Key Performance Ratios
Return on average assets	0.25%	0.38%	0.68%	0.88%	1.05%
Return on average equity	2.01	3.12	5.31	6.85	8.55
Interest rate spread (1)	1.97	2.60	3.23	3.48	3.76
Net interest margin (2)	2.47	2.92	3.47	3.67	3.97
Noninterest expense to average assets	2.47	2.55	2.58	2.60	2.71
Efficiency ratio (3)	88.94	81.72	70.97	66.75	61.78
Average interest-earning assets to	115.31	111.47	111.97	111.68	110.69
average interest-bearing liabilities
Capital Ratios
Average equity to average assets	12.32%	12.26%	12.72%	12.80%	12.31%
Total capital to risk weighted assets (4)	12.97	13.44	15.49	15.05	14.71
Tier I capital to risk weighted assets (4)	11.93	12.39	14.77	14.35	14.10
Tier I capital to average assets (4)	10.21	10.46	12.77	12.53	12.03
Asset Quality Ratios
Allowance for loan losses/total loans	0.63%	0.63%	0.61%	0.58%	0.65%
Allowance for loan losses/nonperforming loans	73.00	126.06	926.50	1,301.05	81.28
Net charge-offs/average loans outstanding	0.03	0.00	0.00	0.01	0.00
Non-performing loans/total loans	0.87	0.50	0.07	0.04	0.80
Non-performing assets/total assets	0.55	0.30	0.04	0.02	0.42
Other data: Number of offices	11	11	10	10	9

(1) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) Represents net interest income as a percent of average interest-earning assets.
(3) Represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities.
(4) Ratios are for East Boston Savings Bank only.

Item 7.  management’s discussion and analysis of financial condition and results of operations

The objective of this section is to help readers understand our views on our results of operations and financial condition.  You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in the annual report.

Overview
Our primary source of income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.  In recent periods, short-term interest rates (which influence the rates we pay on deposits) have increased, while longer-term interest rates (which influence the rates we earn on loans) have not.  The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits has negatively affected our net interest income.

A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services.  The majority of our non-interest income generally comes from customer service fees, loan fees, bank-owned life insurance and gains on sales of securities.

Recent Decline in Net Income

Our net income has decreased steadily in recent years.  Net income, which in 2003 was $7.8 million, has decreased each year since, and in 2007 was $2.3 million.  The primary reason for the decline in net income was the decrease in our net interest income.  Our net interest income decreased from $27.3 million in 2003 to $21.1 million in 2007.  In addition, from 2003 to 2007, our return on average assets and return on average equity decreased each year, from 1.05% and 8.55%, respectively, in 2003, to 0.25% and 2.01%, respectively, in 2007.  Our most significant challenge that hinders our ability to generate competitive returns has been our low interest rate spread and margin.  Our interest rate spread has declined steadily from 3.76% in 2003 to 1.97% in 2007.  Similarly, our net interest margin has decreased during this time period from 3.97% to 2.47%.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for possible losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a regular basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses

The non-interest expenses we incur in operating our business consist of expenses for salaries and employee benefits, occupancy and equipment, data processing, marketing and advertising, professional services and various other general and administrative expenses.

Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.  As a result of the completion of the offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans.  We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.  In addition, the Board of Directors voted to enter into a supplemental executive retirement agreement with Mr. Gavegnano in lieu of the agreement that was in place for Mr. Gavegnano as a director.  The Board of Directors has also voted to amend the vesting terms of the supplemental executive retirement agreements with Messrs. Verdonck, Freehan and Siuda.  As a result, we expect to incur increased annual expenses relating to the new and amended agreements.  The additional charge to salaries and employee benefits expense in 2007 was $202,000 and we expect the additional charge in 2008 to be approximately $303,000.

Effective at the beginning of 2007, the Federal Deposit Insurance Corporation began assessing most insured depository institutions for deposit insurance at a rate between five cents and seven cents for every $100 of deposits.  Assessment credits have been provided to institutions that paid high premiums in the past.  East Boston Savings Bank has a remaining assessment credit of approximately $130,000 as of December 31, 2007.  We expect that this credit will offset some of our deposit insurance premiums in 2008.

As a result of the stock offering, we will incur additional non-interest expenses as a result of operating as a public company in 2008.  These additional expenses will consist primarily of legal and accounting fees, compliance with the provisions of Sarbanes Oxley and expenses of stockholder communications and meetings.

In addition, our contribution to Meridian Charitable Foundation resulted in an additional operating expense of $3.0 million during the quarter ending March 31, 2008.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change.  Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.  Management believes that the most critical accounting policy, which involves the most complex or subjective decisions or assessments, is as follows:

Allowance for Loan Losses

The allowance for loan losses is utilized to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of losses as of the date of the financial statements. The allowance includes a specific component for impaired loans and a general component for pools of non-impaired loans.

The loan portfolio is reviewed on a regular basis by management and the adequacy of the allowance for loan losses is adjusted monthly. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, comparisons to peer groups, industry data, and economic conditions.  The regulatory agencies also review the allowance for loan losses. Such agencies may require that additional provisions be made based upon judgments that differ from those of management.

While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making its determinations. Because the estimation of inherent losses cannot be made with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors noted above. Any material increase in the allowance for loan losses may adversely affect the financial condition and results of operations and will be recorded in the period in which the circumstances become known.  See note 1 of the notes to the consolidated financial statements included in this annual report.

Operating Strategies

Our mission is to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing our strategies of:

1.	Continuing to emphasize our commercial real estate, commercial business and construction loans, as well as increase our commercial business relationships in our expanding market area;

2.	Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin;

3.	Expanding our franchise through the opening of additional branch offices and the possible acquisition of existing financial service companies or their assets;

4.	Increasing core deposits through aggressive marketing and offering new deposit products; and

5.	Continuing to grow and diversify our sources of non-interest income.

Continuing to emphasize our commercial real estate, commercial business and construction loans, as well as increase our commercial business relationships in our expanding market area;

Recently, we have worked to increase our commercial relationships by diversifying our loan portfolio beyond residential mortgage loans and offering business deposit and checking products.  Since December 31, 2003, our commercial real estate and construction loan portfolio has increased $116.5 million, or 68.3%, and at December 31,

2007 was 50.0% of our total loan portfolio. The increase in this commercial real estate and construction loan portfolio represented 69.3% of the total increase in our entire loan portfolio during the same period. In particular, since December 31, 2003, our construction loan portfolio increased $77.8 million, or 229.3%, and at December 31, 2007 was 19.5% of our total loan portfolio.  East Boston Savings Bank’s commercial lending team seeks opportunities to provide financing for $5.0 million to $10.0 million residential development projects.  Since December 31, 2003, we have taken advantage of the significant growth in both residential and commercial real estate development in our market area.  Finally, since December 31, 2003, we have increased the number of our commercial real estate lenders and commercial lending support staff.

We intend to increase the size of our commercial business loan portfolio as a percentage of our total loan portfolio.  In order to support this increase, we expect to increase the number of our commercial business lenders and staff.  In connection with the increase in our commercial business loan portfolio, we expect an increase in our business checking accounts.  Business checking accounts were $25.9 million, or 3.3% of our total deposits at December 31, 2007.

With the additional capital raised in the offering, we expect to continue to emphasize the larger lending relationships associated with commercial real estate and construction lending.  In addition, we intend to expand and develop our commercial business loan portfolio, as well as our business deposit and checking products to better serve our commercial customers.

Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin;

Managing risk is an essential part of successfully managing a financial institution.  Credit risk and interest rate risk are two prominent risk exposures that we face. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative, as well as diligent monitoring of the portfolio and loans in non-accrual status and on-going collection efforts. At December 31, 2007, our nonperforming loans (loans which are 90 or more days delinquent) were 0.87% of our total loan portfolio.  Although we intend to continue our efforts to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our experienced, risk-based approach to lending.

Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes:  originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 15 years that we originate; and promoting core deposit products and short-term time deposits.

In order to improve our risk management, in 2006 we hired a Risk Management Specialist to oversee the bank-wide risk management process.  These responsibilities include the implementation of an overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following areas:  interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory.  This position provides counsel to members of our senior management team on all issues that effect our risk positions.

Expanding our franchise through the opening of additional branch offices and the possible acquisition of existing financial service companies or their assets;

We are always looking to expand our franchise in the greater Boston metropolitan area.  Since 2001, we have opened four de novo branches, the most recent in July 2007.  We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those currently served by East Boston Savings Bank.  We currently anticipate that we will establish one additional branch in 2008 and another by the end of 2012, if market conditions are favorable.  We entered into a lease agreement that commenced in March 2008 for the establishment of a branch at 381 Main Street in Wakefield, Massachusetts.  We expect the branch to open in the second half of 2008.  In addition to branching, we are focusing on upgrading existing facilities in an effort to better serve our customers.  The new branches and the renovations to our existing branches are expected to be funded by cash generated by our business.  Consequently, we do not expect to borrow funds for these expansion projects.

We have also diversified our market area through our acquisition in 2006 of 40% of the capital stock of Hampshire First Bank, a de novo New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  Due to the consolidation of financial institutions in New Hampshire and in Hampshire First Bank’s primary market, Hillsborough County, New Hampshire, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers.  We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as non-interest income or non-interest loss in our consolidated financial statements.  However, as a new financial institution, Hampshire First Bank will likely incur operating losses during its initial years of operations.  During the years ended December 31, 2007 and 2006, Meridian Interstate Bancorp recorded losses of $541,000 and $578,000, respectively, from this investment.  We hope to continue to increase our franchise by pursuing expansion through the acquisition of existing financial service companies or their assets, although we currently have no specific plans or agreements regarding any acquisitions.

Increasing core deposits through aggressive marketing and the offering of new deposit products;

Retail deposits are our primary source of funds for investing and lending.  Core deposits, which include all deposit account types except certificates of deposit, comprised 44.2% of our total deposits at December 31, 2007.  We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts.  We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees.  We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.  We believe that offering new deposit and savings products will contribute to increasing core deposits.

Continuing to grow and diversify our sources of non-interest income.

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings.  In order to decrease our reliance on interest rate spread income we have pursued initiatives to increase non-interest income.  In 2006, we introduced a courtesy overdraft protection program that generated fee income of $970,000 and $746,000 in 2007 and 2006, respectively.  In addition during 2005, we began originating reverse mortgages for sale which generated approximately $233,000, $348,000 and $121,000 of non-interest income in 2007, 2006 and 2005, respectively.  We offer non-deposit investment products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care.  Our non-deposit products generated $118,000, $43,000 and $97,000 of non-interest income during the years ended December 31, 2007, 2006 and 2005, respectively.  We intend to increase our sale of non-deposit products to further expand our revenue sources.

Balance Sheet Analysis

Assets

At December 31, 2007, our assets were $1.0.billion, an increase of $103.7 million, or 11.5%, from $899.6 million at December 31, 2006.  The increase was due primarily to a $38.5 million increase, or 7.3%, in our loan portfolio, and an increase in federal funds sold of $80.9 million, partially offset by a $14.6 million decrease, or 5.2%, in our securities portfolio.

Loans

At December 31, 2007, total loans, net, were $568.1 million, or 56.6% of total assets.  In the year ended December 31, 2007, the loan portfolio grew $38.5 million, or 7.3%.  Growth in total real estate loans was $36.5 million, or 7.0%, and included increases of $19.6 million, or 9.6% in one-to four-family real estate, $5.6 million, or 3.3%, in commercial real estate and $10.3 million, or 10.1%, in construction loans.  Commercial business loans increased by $1.6 million, or 16.0%, and consumer loans increased by $246,000, or 18.5%.  One- to four-family real estate, multi-family and commercial real estate and construction loans increased as a result of the growth in the residential and commercial real estate market and our continuing emphasis on commercial real estate lending.

Loan Portfolio Analysis

Loan Portfolio Composition at December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
One- to four-family	$224,109	39.1%	$204,559	38.3%	$205,044	42.2%	$189,586	44.2%	$194,889	48.1%
Multi-family	26,855	4.7	26,781	5.0	19,392	4.0	20,633	4.8	21,400	5.3
Commercial real estate	175,072	30.5	169,422	31.7	156,995	32.3	150,181	35.1	136,456	33.7
Home equity lines
of credit	21,541	3.8	20,663	3.9	16,794	3.5	13,305	3.1	9,985	2.5
Construction	111,796	19.5	101,495	19.0	76,041	15.7	44,106	10.3	33,953	8.4
Total real estate loans	559,373	97.6	522,920	97.9	474,266	97.7	417,811	97.5	396,683	98.0

Commercial business loans	11,859	2.1	10,220	1.9	10,149	2.1	9,695	2.3	6,610	1.6

Consumer loans	1,576	0.3	1,330	0.2	999	0.2	1,034	0.2	1,537	0.4
Total loans	572,808	100.0%	534,470	100.0%	485,414	100.0%	428,540	100.0%	404,830	100.0%
Net deferred loan origination fees	(1,067)		(1,458)		(1,644)		(1,637)		(1,696)
Allowance for loan losses	(3,637)		(3,362)		(2,937)		(2,485)		(2,619)
Loans, net	$568,104		$529,650		$480,833		$424,418		$400,515

Loan Maturity

The following tables set forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

Contractual Maturities and Interest Rate Sensitivity At December 31, 2007

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
(Dollars in thousands)

Amounts due in:
One year or less	$133,060	$5,089	$225	$138,374
More than one to five years	299,264	4,488	1,351	305,103
More than five to ten years	39,209	438	-	39,647
More than ten years	87,840	1,844	-	89,684
Total	$559,373	$11,859	$1,576	$572,808

Interest rate terms on amounts
due after one year:
Fixed-rate loans	$130,571	$5,832	$1,351	$137,754
Adjustable-rate loans	295,742	938	-	296,680
Total	$426,313	$6,770	$1,351	$434,434

At December 31, 2007, our loan portfolio consisted of $198.6 million of fixed-rate loans and $374.3 million of adjustable-rate loans.

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals.  When the borrower is in default, we may commence collection proceedings.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.  Management informs the Executive Committee monthly of the amount of loans delinquent more than 30 days.  Management provides detailed information to the board of directors on loans 60 or more days past due and all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets

We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets.  The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest is reversed against interest income.  Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest in no longer in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired, it is initially recorded at the fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property results in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

Non-performing Assets
At December 31,
(In thousands)	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$2,059	$824	$167	$168	$277
Multi-family	-	-	-	-	1,560
Commercial real estate	1,561	-	123	-	-
Home equity lines of credit	98	29	27	14	47
Construction	1,218	1,814	-	-	1,323
Total real estate loans	4,936	2,667	317	182	3,207
Commercial business loans	45	-	-	-	12
Consumer loans	1	-	-	8	3
Total non-accrual loans	4,982	2,667	317	190	3,222

Accruing loans past due 90 days or more:
Real estate loans	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total accruing past due 90 days or more	-	-	-	-	-
Total non-performing loans	4,982	2,667	317	190	3,222

Foreclosed assets	560	-	-	-	-
Other nonperforming assets	-	-	-	-	-
Total non-performing assets	$5,542	2,667	317	190	3,222

Non-performing loans to total loans	0.87%	0.50%	0.07%	0.04%	0.80%
Non-performing loans to total assets	0.50%	0.30%	0.04%	0.02%	0.42%

We did not have any troubled debt restructurings or accruing loans past due 90 days or more at the dates presented.

Interest income that would have been recorded for the year ended December 31, 2007 had nonaccruing loans been current according to their original repayment terms amounted to $409,000.  Income related to non-accrual loans included in interest income for the year ended December 31, 2007 was $227,000.

Total non-accrual loans increased during the year ended December 31, 2007 due primarily to the increase in one -to four-family residential loans.  Management monitors these delinquent loans carefully, and considers the increase to be reflective of general market conditions in our lending area.  In addition, $884,000 of the non-accrual loans represents one matured construction loan, $400,000 represents one matured land loan and $45,000 represents one matured commercial business loan.  The loans have become due, and while the customers continue to make payments, we are working with the customers to modify or extend the loans. These loans will continue to be reported as non-accrual until such time as documentation is executed to modify or extend the loans, or the loans are paid in full.

Delinquencies

The following table provides information become about delinquencies in our loan portfolio at the dates indicated.  Loans delinquent 90 days or more are less than total non-accrual loans due to matured loans on non-accrual status that have not become 90 days delinquent on payments, since the borrower continues to make payments in accordance with the original loan term.  These loans will be removed from non-accrual status upon payoff or loan modification and maturity extension.

Selected Loan Delinquencies

The following table sets forth a summary of certain delinquency information as of Deember 31.

	2007			2006			2005
	30-59	60-89	90 days	30-59	60-89	90 days	30-59	60-89	90 days
(In thousands)	Days	Days	or more	Days	Days	or more	Days	Days	or more
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real estate loans :
One-to four-family	$1,489	$856	$1,036	$313	$284	$540	$1,441	$167	$-
Multi family	-	-	-	-	-	-	-	-	-
Commercial real estate	526	-	623	992	-	-	386	-	123
Home equity lines of credit	41	-	70	153	-	29	-	-	27
Construction	4,576	-	-	335	760	1,054	708	-	-
Total real estate loans	6,632	856	1,729	1,793	1,044	1,623	2,535	167	150
Commercial business loans	25		250	116	-	-	50	-	-
Consumer loans	1	-	1	3	5	-	-	-	-
Total	$6,658	$856	$1,980	$1,912	$1,049	$1,623	$2,585	$167	$150

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that represents our estimate of the probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  We review previously classified assets and any new non-accrual loans and other loans where collectibility may be in question as part of determining whether additional allowances are necessary.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The adequacy of the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer loans for impairment disclosures.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, watch list loans and other loans that management may have concerns about collectibility.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

Analysis of Loan Loss Experience

	At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Beginning Balance	$3,362	$2,937	$2,485	$2,619	$2,250

Provision for loan losses	465	434	456	(113)	375
Charge offs:
Real estate loans	207	-	-	12	-
Commercial business loans	-	-	-	-	-
Consumer loans	63	12	11	18	24
Total charge-offs	270	12	11	30	24

Recoveries:
Real estate loans	16	-	-	-	1
Commercial business	-	-	-	-	-
Consumer loans	64	3	7	9	17
Total recoveries	80	3	7	9	18
Net charge-offs	(190)	(9)	(4)	(21)	(6)

Allowance at end of year	$3,637	$3,362	$2,937	$2,485	$2,619

Allowance to nonperforming loans	73.00%	126.06%	926.50%	1301.05%	81.28%
Allowance to total loans outstanding	0.63%	0.63%	0.61%	0.58%	0.65%
Net charge-offs to average loans outstanding	0.03%	0.00%	0.00%	0.01%	0.00%

At both December 31, 2007 and 2006, our allowance for loan losses represented 0.63% of total gross loans. The allowance for loan losses increased 8.2% from December 31, 2006 to December 31, 2007, representing a provision for loan losses of $465,000 and net charge-offs of $190,000. The increase in the allowance results primarily from an increase in the commercial real estate, construction, and commercial portfolios, as well as an increase in the level of specific reserves for impaired loans.

At December 31, 2007, the level of specific reserve for impaired loans was $89,000, compared to no specific reserve at December 31, 2006.  The balance of the impaired loans increased by $3.3 million from December 31, 2006 to $5.1 million December 31, 2007 mainly due to an increase in the residential real estate portfolio impaired loan balance.  $1.3 million of the impaired loan balance at both December 31, 2007 and December 31, 2006 represented loans that had passed their maturity date and were in the process of modification, extension, or being re-financed at another lender. These loans, until paid off or modified, were reported as non-accrual.

Management has reviewed the collateral for all impaired and non-accrual loans as of December 31, 2007 and considered any potential loss in determining the allowance for loan losses.  To ensure the valuations of the collateral are accurate, our in-house appraiser has updated the property value using current market conditions.  For more complex loans, we utilize the expertise of outside appraisers that have more experience with the collateral in question.  All impaired and non-accrual loans were adequately collateralized or reserved for at December 31, 2007.

Management views the activity in the impaired and non-performing assets during this period to be indicative of the local real estate market.  The activity in the matured category does occur from time to time as documentation is not always executed before the maturity date.  The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Allocation of the Allowance for Loan Losses
	At December 31,
	2007			2006			2005
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$668	18.4%	39.1%	$550	16.4%	38.3%	$542	18.5%	42.2%
Multi-family	201	5.5	4.7	201	6.0	5.0	145	4.9	4.0
Commercial real estate	1,313	36.1	30.5	1,271	37.8	31.7	1,178	40.1	32.3
Home equity lines of credit	82	2.2	3.8	52	1.5	3.9	42	1.4	3.5
Construction	1,007	27.7	19.5	974	29.0	19.0	721	24.6	15.7
Total real estate loans	3,271	89.9	97.6	3,048	90.7	97.9	2,628	89.5	97.7

Commercial business loans	355	9.8	2.1	306	9.1	1.9	304	10.3	2.1
Consumer loans	11	0.3	0.3	8	0.2	0.2	5	0.2	0.2
Total	$3,637	100.0%	100.0%	$3,362	100.0%	100.0%	$2,937	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with United States generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio

At December 31, 2007, the securities portfolio was $267.1 million, or 26.6% of total assets.  At that date, 82.6% of the securities portfolio was invested in corporate bonds.  The remainder was invested primarily in debt securities issued by government-sponsored enterprises and marketable equity securities.  The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

Securities
	At December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
Government – sponsored
enterprises	$7,002	$6,975	$9,005	$8,831	$15,944	$15,740
Corporate bonds	219,626	220,629	235,823	233,142	217,620	214,399
Mortgage-backed securities	43	43	46	46	50	50
Total debt securities	226,671	227,647	244,874	242,019	233,614	230,189
Marketable equity securities	28,843	39,411	29,759	39,643	29,216	33,985
Total	$255,514	$267,058	$274,633	$281,662	$262,830	$264,174

At December 31, 2007, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2007.  All of the securities listed have fixed rates.

Investment Maturities Schedule
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Government – sponsored
enterprises	$6,003	3.71%	$999	3.31%	$-	-%	$-	-%	$7,002	3.66%
Corporate bonds	71,867	4.31	147,759	5.04	-	-	-	-	219,626	4.80
Mortgage-backed securities	-	-	-	-	17	7.67	26	9.18	43	8.59
Total debt securities	$77,870	4.26%	$148,758	5.02%	$17	7.67%	$26	9.18%	$226,671	4.76%

Deposits Our deposit base is comprised of NOW and demand deposits, money market deposits, regular and other deposits and certificates of deposit.  We consider NOW and demand deposits, money market deposits, regular and other deposits to be core deposits.  At December 31, 2007, core deposits were 44.2% of total deposits.  Deposits increased $37.5 million, or 5.1%, in the year ended December 31, 2007, as a result of a $41.9 million, or 43.4%, increase in money market deposits resulting from the movement of customer funds from longer-term to shorter-term deposits. The following table sets forth the average balances of deposits for the periods indicated.

Deposits
	Year Ended December 31,
	2007		2006		2005
(Dollars in thousands)	Average Balance	Percent of Total Deposits	Average Balance	Percent of Total Deposits	Average Balance	Percent of Total Deposits
Demand deposits	$54,051	7.2%	$25,358	3.6%	$25,432	3.9%
NOW deposits	34,355	4.6	67,228	9.6	66,653	10.2
Money market deposits	113,392	15.0	105,071	14.9	120,074	18.5
Regular and other deposits	129,153	17.1	142,698	20.3	165,747	25.5
Certificates of deposit	422,588	56.1	362,990	51.6	272,733	41.9
Total	$753,539	100.0%	$703,345	100.0%	$650,639	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

Time Deposit Maturities of $100,000 or more
Certificates
(Dollars in thousands)	of Deposit
Maturity Period:
Three months or less	$15,449
Over three through six months	21,878
Over six through twelve months	58,384
Over twelve months	70,070
Total	$165,781

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments.

Borrowings	Year Ended
	December 31,
(Dollars in thousands)	2007	2006	2005
Balance outstanding at end of year	$36,527	$40,589	$37,108
Average amount outstanding during the year	$39,193	$41,039	$35,665
Weighted average interest rate during the year	4.74%	4.43%	3.76%
Maximum outstanding at any month end	$49,188	$52,649	$56,030
Weighted average interest rate at end of year	4.49%	4.69%	4.00%

At December 31, 2007, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Retained Earnings

Retained earnings were $115.7 million at December 31, 2007, an increase of $5.4 million, or 4.9%, during 2007.  This increase is due to net income as well as an increase in the net unrealized gain on securities available for sale.

Average Balance Sheets and Related Yields and Rates

The following tables presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of these tables, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances but are not deemed material.  Loan fees are included in interest income on loans but are not material.  None of the income reflected in the following table is tax-exempt income.

Average Balance Table
	At or For the
	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-earning assets:
Loans	$550,494	$35,745	6.49%	$507,143	$32,661	6.44%	$457,841	$28,708	6.27
Securities	275,055	12,170	4.42	278,621	11,781	4.23	274,005	11,201	4.09
Other interest-earning assets	26,244	1,260	4.80	15,753	793	5.03	8,149	277	3.40
Total interest-earning assets	851,793	49,175	5.77	801,517	45,235	5.64	739,995	40,186	5.43

Noninterest-earning assets	65,348			58,643			59,754
Total assets	$917,141			$860,160			$799,749

Liabilities and equity:
Interest-bearing liabilities:
NOW deposits	$34,355	$123	0.36%	$67,228	$96	0.14%	$66,653	$90	0.14%
Money market deposits	113,392	4,164	3.67	105,071	3,188	3.03	120,074	2,788	2.32
Regular and other deposits	129,153	1,500	1.16	142,698	1,673	1.17	165,747	2,064	1.25
Certificates of deposit	422,588	20,452	4.84	362,990	15,052	4.15	272,733	8,260	3.03
Total interest-bearing deposits	699,488	26,239	3.75	677,987	20,009	2.95	625,207	13,202	2.11

FHLB advances	39,193	1,857	4.74	41,039	1,819	4.43	35,665	1,343	3.76

Total interest-bearing liabilities	738,681	28,096	3.80	719,026	21,828	3.04	660,872	14,545	2.20

Noninterest-bearing demand deposits	54,051			25,358			25,432
Other noninterest-bearing liabilities	11,429			10,358			11,691
Total liabilities	804,161			754,742			697,995

Total equity	112,980			105,418			101,754
Total liabilities and equity	$917,141			$860,160			$799,749

Net interest income		$21,079			$23,407			$25,641
Interest rate spread			1.97%			2.60%			3.23%
Net interest margin			2.47%			2.92%			3.47%
Average interest-earning assets to average interest-bearing liabilities		115.31%			111.47%			111.97%

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

Analysis of Net Interest Income

	Years ended December 31,			Years ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$2,670	$414	$3,084	$3,158	$795	$3,953
Securities	(340)	729	389	191	389	580
Other interest-earning
assets	502	(35)	467	341	175	516
Total	2,832	1,108	3,940	3,690	1,359	5,049

Interest expense:
Deposits	2,767	3,463	6,230	2,557	4,250	6,807
FHLB advances	(71)	109	38	219	257	476
Total	2,696	3,572	6,268	2,776	4,507	7,283
Change in interest income	$136	$(2,464)	$(2,328)	$914	$(3,148)	$(2,234)

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Financial Highlights

Net income decreased during 2007 and 2006 due to a decrease in net interest income, primarily resulting from increases in the average balance and average cost of certificates of deposit. The increase in interest expense was partially offset in both years by an increase in the average balance of loans.  Net income was $2.3 million for the year ended December 31, 2007 compared to $3.3 million for the year ended December 31, 2006.  Return on average assets and return on average equity was 0.25% and 2.01%, respectively, for the year ended December 31, 2007 compared to 0.38% and 3.12% for the year ended December 31, 2006.

Net income was $3.3 million for the year ended December 31, 2006 compared to $5.4 million for the year ended December 31, 2005.  Return on average assets and return on average equity was 0.38% and 3.12%, respectively for the year ended December 31, 2006 compared to 0.68% and 5.31% for the year ended December 31, 2005.

Summary Income Statements
	Year Ended December 31,			Change 2007/2006			Change 2006/2005
(Dollars in thousands)	2007	2006	2005	Amount	Percent		Amount	Percent
Net interest income	$21,079	$23,407	$25,641	$(2,328)	(9.95	) %	$(2,234)	(8.71	) %
Provision for loan losses	465	434	456	31	7.14		(22)	(4.82)
Non-interest income	4,652	3,342	3,555	1,310	39.20		(213)	(5.99)
Non-interest expenses	22,620	21,894	20,637	726	3.32		1,257	6.09
Net income	2,266	3,294	5,403	(1,028)	(31.21)		(2,109)	(39.03)

Return on average equity	2.01%	3.12%	5.31%		(35.58)			(41.24)
Return on average assets	0.25%	0.38%	0.68%		(34.21)			(44.12)

Net Interest Income

Net interest income for 2007 was $21.1 million, a decrease of $2.3 million, or 10.0%, from $23.4 million for 2006.  Net interest income decreased primarily due to the increase in the average balance and average costs of deposits, particularly certificates of deposit and money market accounts. Certificates of deposit balances increased as we promoted competitive higher rates starting in October 2006.  These deposits began to mature in October 2007 and will continue to mature through the first quarter of 2008.  In addition, the introduction of an aggressive money market campaign in the second quarter of 2007 motivated some customers to transfer funds from lower cost savings accounts to the higher yielding money market instrument.  The promotion has ended, but the higher yields were guaranteed through the end of 2007.  The average rate paid on certificates of deposit and money market deposits increased due to these promotions, and the average rate paid on borrowings increased due to an increase in long-term rates.

The increase in deposit expense was partially offset by an increase in the interest earned on loans, due to an increase in the average balance of loans outstanding.  The average outstanding loan balance increased 8.5%, to $550.5 million in 2007, from $507.1 million in 2006.

In 2006, net interest income decreased from 2005 primarily due to the increase in the average balance and average cost of certificates of deposit and Federal Home Loan Bank advances and an increase in the average cost of money market deposits. Certificates of deposit increased due in part to our efforts to attract deposits to fund loan growth and Federal Home Loan Bank advances also increased to fund loan growth.  In addition, the increasing rate environment resulted in the movement of customer funds from non-maturity deposit accounts, such as savings deposits and money market accounts, into higher costing certificates of deposit.  The average rate paid on certificates of deposit, money market deposits and borrowings increased due to the increasing rate environment. Partially offsetting the increase in interest expense was an increase in interest income on loans.  Average loans increased principally in construction and multi-family and commercial real estate loans as a result of our continuing emphasis on this expanding loan portfolio.  The increasing rate environment and the growth in the higher yielding construction and multi-family and commercial real estate loan portfolio helped to increase the average yield on loans.  Income from securities increased due primarily to an increase in the average yield on securities and an increase in the average balance of securities.  Income from other interest-earning assets increased due to increases in rates paid on overnight funds.

Provision for Loan Losses

Based on our evaluation of loan loss factors, management made a provision of $465,000, $434,000, and $456,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  This was based on management’s estimate of the losses inherent in our total loan portfolio combined with the changes in our loan portfolio.  Management assesses a number of factors in determining the level of provision, including changes to the composition of the loan portfolio and trends in delinquencies and charge-offs.  The loan portfolio continued to grow in 2007, with increases of $19.6 million, or 9.6% in one to four family real estate, $5.6 million, or 3.3%, in commercial real estate and $10.3 million, or 10.1%, in construction loans from 2006.  Non-accrual loans increased from $2.7 million at December 31, 2006 to $5.0 million at December 31, 2007. Charge-offs increased from $12,000 during 2006 to $270,000 during 2007.

At December 31, 2006, nonperforming loans increased to $2.7 million, from $317,000 at December 31, 2005.  Delinquencies greater than 30 days increased to $4.6 million at December 31, 2006 from $2.9 million at December 31, 2005.  In addition, our loan portfolio experienced growth during 2006 and 2005, particularly in construction and commercial real estate loans, which tend to be riskier than one- to four-family residential mortgage loans.

The allowance for loan losses was $3.6 million, 0.63%, of total loans outstanding as of December 31, 2007, as compared with $3.4 million, 0.63% of total loans as of December 31, 2006.  As of December 31, 2005, the allowance for loan losses was $2.9 million, or 0.61% of total loans.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income Summary
	Year Ended December 31,			Change 2007/2006		Change 2006/2005
(Dollars in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent
Customer service fees	$2,810	$2,444	$2,271	$366	14.98%	$173	7.62%
Loan fees	569	606	443	(37)	(6.11)	163	36.79
Gain on sales of loans, net	49	69	190	(20)	(28.99)	(121)	(63.68)
Gain (loss) on securities, net	299	(44)	117	343	(779.55)	(161)	(137.61)
Income from bank-owned life insurance	1,143	796	564	347	43.59	232	41.13
Equity loss on investment in affiliate bank	(541)	(578)	(109)	37	(6.40)	(469)	(430.28)
Other	323	49	79	274	559.18	(30)	(37.97)
Total non-interest income	$4,652	$3,342	$3,555	$1,310	39.20%	$(213)	(5.99	) %

Non-interest income increased by 39.2%, to $4.7 million in 2007, from $3.3 million in 2006.  In addition to an increase in gains on securities of $343,000, customer service fees increased by $366,000, or 15.0%, to $2.8 million, primarily as a result of the introduction of a courtesy overdraft program.  Loan fee income includes reverse mortgage fees of $233,000 in 2007, compared to $348,000 in 2006, reflecting less demand for this product in 2007.  Income from bank-owned life insurance increased $347,000, or 43.6%, primarily due to the receipt of proceeds from life insurance for two insured individuals which resulted in $501,000 of income in 2007.  Excluding the life insurance death benefit proceeds, bank-owned life insurance income decreased from 2006 due to lower rates earned on the policies.  Other income includes the recovery of $305,000 of insurance proceeds from a prior year litigation settlement in 2007.  For the years ended December 31, 2007 and 2006, we realized losses of $541,000 and $578,000, respectively, on our investment in our affiliate bank, Hampshire First Bank.

Comparing 2006 to 2005, customer service fees increased by $173,000, or 7.6%.  In 2006 we introduced a courtesy overdraft protection program that generated additional fee income.  The changes in loan fees are due to reverse mortgage fees.  In 2005, we began brokering reverse mortgages for a third-party lender, generating approximately $348,000 in fees in 2006, compared to $121,000 in 2005.  Income from sale of residential mortgage loans declined in 2006 due to changes in interest rates.  Income from bank-owned life insurance increased in 2006 due to changes in the rates earned on the various policies.  The equity loss on investment in affiliate bank represents our 40% share of the net loss incurred by Hampshire First Bank.  Hampshire First Bank completed its organization in November 2006.  As a result, these losses represent primarily start up costs associated with the establishment of Hampshire First Bank.

Non-interest Expense Summary

	Year Ended December 31,			Change 2007/2006		Change 2006/2005
(Dollars in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent
Salaries and employee benefits	$14,708	$13,225	$13,325	$1,483	11.21%	$(100)	(0.75	) %
Occupancy and equipment	2,602	2,630	2,575	(28)	(1.06)	55	2.14
Data processing	1,588	1,578	1,361	10	0.63	217	15.94
Marketing and advertising	987	1,017	899	(30)	(2.95)	118	13.13
Professional services	847	1,036	753	(189)	(18.24)	283	37.58
Litigation settlement	-	575	-	(575)	(100.00)	575	100.00
Other general and administrative	1,888	1,833	1,724	55	3.00	109	6.32
Total non-interest expense	$22,620	$21,894	$20,637	$726	3.32%	$1,257	6.09%

For 2007, non-interest expense increased by $726,000, or 3.3%.  The increase was primarily due to increases in salaries and employee benefits expense of $1.5 million, or 11.2%.  We opened new branch offices in late 2006 and mid-2007, which increased staff levels and occupancy costs.  Increases in health care costs, as well as modest salary increases and new staff additions reflect the remaining increases.  Partially offsetting the compensation increase were decreases in expenses of $189,000 for professional services and $30,000 for marketing expense, as management has instituted various budget initiatives aimed at reducing expenses, as well as a non-recurring litigation settlement charge of $575,000 in 2006.

Salaries and employee benefits expense declined slightly in 2006 from 2005 primarily due to a reduction in our bonus accrual, as well as no accrual for the employee Equity Appreciation Plan in 2006.  The Equity Appreciation Plan was terminated in early 2007 and will be paid out during the second quarter of 2008.  Occupancy and equipment expenses increased during 2006 due to increases in utility costs and maintenance expenses.  Professional services increased due to increases in legal expenses and audit fees.  East Boston Savings Bank was engaged in litigation with a commercial borrower during both 2005 and 2006 and the case was settled in late 2006 to avoid continued costs of litigation.  Marketing and advertising expenses increased due to the addition of a branch in 2006, as well as other marketing initiatives and promotions.  Other general and administrative expenses increased in 2006 primarily due to increased expenditures for charitable contributions.

Income Tax Expense

Income taxes were $380,000 for 2007, reflecting an effective tax rate of 14.4% compared to $1.1 million for 2006, reflecting an effective tax rate of 25.5%.  The decline in our effective tax rate from 2006 to 2007 was primarily attributable to the benefits derived from the receipt of dividends from equity securities and income from bank-owned life insurance.  In 2007, we received the proceeds from two bank owned life insurance policies due to the death of covered individuals of $501,000.  In addition, because of the decrease in both the net interest margin and net income in 2007, these income sources with lower tax rates represented a greater percentage of our net taxable income than in 2006.

Income taxes were $1.1 million for 2006, reflecting an effective tax rate of 25.5% compared to $2.7 million for 2005, reflecting an effective tax rate of 33.3%.  The decline in our effective tax rate from 2005 to 2006 was primarily attributable to the benefits derived from the receipt of dividends from equity securities, as well as income from bank-owned life insurance.  While these amounts fluctuate, they have represented a greater percentage of our net taxable income as our net interest margin has declined over the same period.

Risk Management

Overview

Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and market risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.  Other risks that we face are operational risks, liquidity risks and reputation risk.  Operational risks include risks related to fraud, regulatory compliance, processing errors, and technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

We hired a Risk Management Specialist in 2006 to oversee the bank-wide risk management process.  These responsibilities include the implementation of an overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following areas:  interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory.  This position provides counsel to members of our senior management team on all issues that effect our risk positions.  In addition, this position is responsible for the following:

•	Develops, implements and maintains a risk management program for the entire bank to withstand regulatory scrutiny and provides operational safety and efficiency;

•	Recommends policy to the board of directors;

•	Chairs the Risk Management Committee;

•	Participates in developing long-term strategic risk objectives for East Boston Savings Bank;

•	Coordinates and reviews risk assessments and provides recommendations on risk controls, testing and mitigation strategies;

•	Reviews and provides recommendations and approvals for all proposed business initiatives;

•	Implements and maintains the Vendor Management Program;

•	Acts as our Information Security Officer and provides comments and recommendations in accordance with Gramm-Leach Bliley Act requirements; and

•	Maintains leading edge knowledge of risk management and regulatory trends and mitigation strategies.

Asset/Liability Management

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for East Boston Savings Bank at December 31, 2007 through December 31, 2008.

Interest Rate Sensitivity
Increase (Decrease)
in Market Interest	Net Interest Income			Net Portfolio Value Estimate
Rates (Rate Shock)	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in Thousands)
300 bp	$25,871	$1,820	7.57%	$57,636	$(43,179)	(42.83	) %
200	25,287	1,236	5.14	72,263	(28,552)	(28.32)
100	24,684	633	2.63	86,823	(13,992)	(13.88)
0	24,051			100,815
(100)	23,351	(700)	(2.91)	113,135	12,320	12.22
(200)	22,484	(1,567)	(6.52)	122,354	21,539	21.36
(300)	21,398	(2,653)	(11.03)	129,786	28,971	28.74

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.  The projected increase in our net interest income resulting from an increase in rates, as reflected in the table above, is due primarily to our October 2006 promotion of highly competitive higher rate certificates of deposit.  The deposits relating to this promotion mature prior to June 30, 2008 and are expected to roll over into lower rate deposit products.

Liquidity Management

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2007, cash and cash equivalents totaled $103.1 million, comprised of $91.3 million of federal funds sold and $11.8 million of cash and due from banks.  The federal funds sold balance is due to the receipt of stock subscription deposits in the fourth quarter of 2007 for the Company’s recently completed stock offering.  In addition, at December 31, 2007, we had $91.4 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On December 31, 2007, we had $36.5 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2007, we had $122.0 million in loan commitments outstanding, which primarily consisted of $6.4 million in commitments to fund one- to four-family residential real estate loans, $12.5 million in commitments to fund commercial real estate loans, $16.9 million in commitments to fund construction loans, and $1.8 million in commitments to fund commercial lines of credit, plus $35.3 million in unadvanced portions of construction loans, $20.5 million in unused home equity lines of credit and $1.6 million in unused commercial letters of credit, and $27.0 million in unadvanced revolving lines of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2007 totaled $261.2 million, or 60.5% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects our October 2006 promotion and customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit that mature on or before June 30, 2008.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2007.

Contractual Obligations

Contractual Obligations

		Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt obligations	$27,373	$14,848	$12,525	$-	$-
Operating lease obligations	259	69	122	68	-
Other long-term obligations (1)	7,395	1,305	2,610	2,610	870
Total	$35,027	$16,222	$15,257	$2,678	$870
(1) Consists entirely of expenses related to obligations under a data processing agreement.

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

Capital Management

Both Meridian Interstate and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2007, both Meridian Interstate and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.  East Boston Saving Bank is considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements,” “Regulatory Capital Compliance” and note 13 of the notes to the consolidated financial statements.

The capital raised in our offering has significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  We may use capital management tools such as cash dividends and common share repurchases.  However, Massachusetts Commissioner of Banks regulations restrict stock repurchases by Meridian Interstate Bancorp within three years of the offering unless the repurchase: (i) is part of a general repurchase made on a pro rata basis pursuant to an offering approved by the Commissioner of the Banks and made to all stockholders of Meridian Interstate Bancorp (other than Meridian Financial Services with the approval of the Commissioner of Banks); (ii) is limited to the repurchase of qualifying shares of a director; (iii) is purchased in the open market by a tax-qualified or non tax-qualified employee stock benefit plan of Meridian Interstate Bancorp or East Boston Savings Bank in an amount reasonable and appropriate to fund the plan; or (iv) is limited to stock repurchases of no greater than 5% of the outstanding capital stock of Meridian Interstate Bancorp where compelling and valid business reasons are established to the satisfaction of the Commissioner of Banks.  In addition, pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases.  Meridian Interstate Bancorp will also be subject to the Federal Reserve Board’s notice provisions for stock repurchases.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see note 11 of the notes to the consolidated financial statements.  We had no investment in derivative securities at December 31, 2007.

For the year ended December 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to the consolidated financial statements included in this annual report.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.  Refer to note 15 of the notes to the consolidated financial statements for additional information.

Item 7a.  quantitative and qualitative disclosures about market risk

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management”.

Item 8.   financial statements and supplementary data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee
Meridian Interstate Bancorp, Inc.
East Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Meridian Interstate Bancorp, Inc., successor, following the corporate reorganization described in Note 1 to the consolidated financial statements, to Meridian Financial Services, Incorporated, as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in retained earnings and cash flows for each of the years in the three-year period ended December 31, 2007  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Interstate Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 28, 2008

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2007	2006

ASSETS

Cash and due from banks	$11,821	$13,162
Federal funds sold	91,272	10,332
Total cash and cash equivalents	103,093	23,494

Securities available for sale, at fair value	267,058	281,662
Federal Home Loan Bank stock, at cost	3,165	3,371
Loans held for sale	-	3,594

Loans	571,741	533,012
Less allowance for loan losses	(3,637)	(3,362)
Loans, net	568,104	529,650

Bank-owned life insurance	18,003	19,029
Investment in affiliate bank	10,772	11,313
Premises and equipment, net	22,816	19,700
Accrued interest receivable	5,764	5,502
Other assets	4,451	2,248

Total assets	$1,003,226	$899,563

LIABILITIES AND RETAINED EARNINGS

Deposits:
Non interest-bearing	$51,396	$52,491
Interest-bearing	723,050	684,498
Total deposits	774,446	736,989

Stock subscriptions	62,518	-
Short-term borrowings	9,154	8,916
Long-term debt	27,373	31,673
Accrued expenses and other liabilities	14,051	11,710
Total liabilities	887,542	789,288

Commitments and contingencies (Notes 6, 7 and 11)

Retained earnings	109,177	106,911
Accumulated other comprehensive income	6,507	3,364
Total retained earnings	115,684	110,275

Total liabilities and retained earnings	$1,003,226	$899,563

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2007	2006	2005

Interest and dividend income:
Interest and fees on loans	$35,745	$32,661	$28,708
Interest on debt securities	11,039	10,577	10,454
Dividends on equity securities	1,131	1,204	747
Interest on federal funds sold	1,260	793	277
Total interest and dividend income	49,175	45,235	40,186

Interest expense:
Interest on deposits	26,239	20,009	13,202
Interest on short-term borrowings	370	392	279
Interest on long-term debt	1,487	1,427	1,064
Total interest expense	28,096	21,828	14,545

Net interest income	21,079	23,407	25,641
Provision for loan losses	465	434	456
Net interest income, after provision
for loan losses	20,614	22,973	25,185

Non-interest income:
Customer service fees	2,810	2,444	2,271
Loan fees	569	606	443
Gain on sales of loans, net	49	69	190
Gain (loss) on sales of securities, net	299	(44)	117
Income from bank-owned life insurance	1,143	796	564
Equity loss on investment in affiliate bank	(541)	(578)	(109)
Other	323	49	79
Total non-interest income	4,652	3,342	3,555

Non-interest expenses:
Salaries and employee benefits	14,708	13,225	13,325
Occupancy and equipment	2,602	2,630	2,575
Data processing	1,588	1,578	1,361
Marketing and advertising	987	1,017	899
Professional services	847	1,036	753
Litigation settlement	-	575	-
Other general and administrative	1,888	1,833	1,724
Total non-interest expenses	22,620	21,894	20,637

Income before income taxes	2,646	4,421	8,103

Provision for income taxes	380	1,127	2,700

Net income	$2,266	$3,294	$5,403

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS

Years Ended December 31, 2007, 2006 and 2005

		Accumulated
		Other	Total
	Retained	Comprehensive	Retained
(In thousands)	Earnings	Income	Earnings

Balance at December 31, 2004	$98,214	$3,862	$102,076

Comprehensive income:
Net income	5,403	-	5,403
Change in net unrealized gain on
securities available for sale, net of
reclassification adjustment and tax effects	-	(3,236)	(3,236)
Total comprehensive income			2,167

Balance at December 31, 2005	103,617	626	104,243

Comprehensive income:
Net income	3,294	-	3,294
Change in net unrealized gain on
securities available for sale, net of
reclassification adjustment and tax effects	-	3,323	3,323
Total comprehensive income			6,617
Adjustment to initially apply SFAS
No. 158, net of tax effect	-	(585)	(585)

Balance at December 31, 2006	106,911	3,364	110,275

Comprehensive income:
Net income	2,266	-	2,266
Change in net unrealized gain on
securities available for sale, net of
reclassification adjustment and tax effects	-	2,720	2,720
Amortization of net actuarial loss and prior
service cost, net of tax effect	-	94	94
Termination of supplemental executive retirement
plan, net of tax effect (see Note 12)	-	329	329
Total comprehensive income			5,409

Balance at December 31, 2007	$109,177	$6,507	$115,684

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2007	2006	2005

Change flows from operating activities:
Net income	$2,266	$3,294	$5,403
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	465	434	456
Amortization of net deferred loan origination fees	(464)	(608)	(738)
Gain on sale of loans held in portfolio	-	(14)	-
Net amortization of securities available for sale	649	1,017	1,584
Depreciation and amortization expense	1,200	1,178	1,131
Loss (gain) on securities, net	(299)	44	(117)
Deferred income tax benefit	(316)	(390)	(1,751)
Income from bank-owned life insurance	(1,143)	(796)	(564)
Equity loss on investment in affiliate bank	541	578	109
Net changes in:
Loans held for sale	745	-	-
Accrued interest receivable	(262)	(832)	281
Other assets	(2,005)	(780)	1,999
Accrued expenses and other liabilities	1,647	113	1,816
Net cash provided by operating activities	3,024	3,238	9,609

Cash flows from investing activities:
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	97,441	91,909	10,817
Proceeds from sales	44,091	14,975	37,817
Purchases	(122,763)	(119,748)	(21,142)
Investment in affiliate bank	-	(11,400)	(600)
Redemption (purchase) of Federal Home Loan Bank stock	206	99	(755)
Loans originated, net of principal payments received	(36,386)	(55,540)	(56,133)
Proceeds from sales of loans held in portfolio	-	3,317	-
Decrease in cash surrender value from life insurance proceeds	2,169	-	-
Purchases of premises and equipment	(4,316)	(2,949)	(2,051)
Proceeds from sales of foreclosed real estate	220	-	-
Net cash used in investing activities	(19,338)	(79,337)	(32,047)

(continued)

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
(In thousands)	2007	2006	2005

Cash flows from financing activities:
Net increase in deposits	37,457	64,445	29,830
Proceeds from stock subscriptions	62,518	-	-
Net change in Federal Home Loan Bank advances
with maturities less than three months	(212)	1,983	(12,497)
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	150	14,013	12,823
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(4,000)	(12,515)	(1,700)
Net cash provided by financing activities	95,913	67,926	28,456

Net change in cash and cash equivalents	79,599	(8,173)	6,018

Cash and cash equivalents at beginning of year	23,494	31,667	25,649

Cash and cash equivalents at end of year	$103,093	$23,494	$31,667

Supplemental cash flow information:
Interest paid on deposits	$26,171	$19,631	$13,011
Interest paid on Federal Home Loan Bank advances	1,872	1,798	1,320
Income taxes paid, net of refunds	455	2,497	2,401
Non-cash investing and financing activities:
Transfers from loans to loans held for sale	-	3,594	-
Transfers from loans held for sale to loans	2,849	-	-
Transfers from loans to foreclosed real estate	780	-	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. (the “Company”), a wholly-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company.  The Company was formed in a corporate reorganization in July 2006 to invest in Hampshire First Bank, and to own East Boston Savings Bank and its subsidiary (the “Bank”).  Following the corporate reorganization, the Company became the mid-tier holding company subsidiary of Meridian and succeeded it as the Bank’s direct parent.  The corporate reorganization constituted a change in reporting entity under Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections; a Replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  In accordance with the guidance in SFAS No. 154, the change in reporting entity to reflect the new holding company structure has been retrospectively applied to the financial statements of all periods presented.  The change in reporting entity resulted in increases (decreases) as compared to Meridian’s historic 2006 and 2005 net income and retained earnings of $163,000 and $35,000 and $(2,940,000) and $(3,095,000) or 5.2% and 0.6%, and (2.6%) and (2.9%), respectively.

The Company is accounting for its investment in Hampshire First Bank, a 40% owned de novo bank affiliate, by the equity method of accounting under which the Company’s share of the net income or loss of the affiliate is recognized as income or loss in the Company’s consolidated statement of income.  The Bank’s subsidiary is Prospect, Inc., which engages in the buying, selling and holding of securities on its own behalf.  All significant intercompany balances and transactions have been eliminated in consolidation.

Business and Operating Segments

The Bank provides loan and deposit services to its customers through banking offices in Peabody, Lynnfield, Melrose, Revere, Saugus, Winthrop, Everett and Lynn, as well as branches in East Boston.  The Bank is subject to competition from other financial institutions including commercial banks, other savings banks, credit unions, mortgage banking companies, and other financial service providers.

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Generally, financial information is to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available.  The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts.  Note 4 includes the types of securities in which the Company invests.  Note 5 includes the types of lending in which the Company engages.  The Company believes that it does not have any significant concentration in any one industry or customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand.

Securities Available for Sale

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax effects.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”).  As such, it is required to invest in $100 par value stock of the FHLB in an amount at least equal to the greater of one percent of assets secured by residential housing or five percent of outstanding advances.  If the stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Loan origination fees, net of certain direct origination costs, are deferred, and, upon sale, included in the determination of the gain on sale of loans.

Loans

The Bank grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout eastern Massachusetts.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net deferred loan origination fees.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the terms of the loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due, unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio and is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The adequacy of the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure, included in other assets, are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Premises and Equipment

Land is carried at cost.  Buildings, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.  It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for improvements are capitalized and depreciated.

Bank-Owned Life Insurance

The Bank has purchased insurance policies on the lives of certain directors, executive officers and employees.  Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value.  Changes in surrender value are reflected in non-interest income on the consolidated statement of income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over financial assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising

Advertising costs are expenses when incurred.

Supplemental Executive Retirement Plans

The Bank accounts for supplemental executive retirement benefits on the net periodic pension cost method for financial reporting purposes.  This method recognizes the compensation cost of an employee’s pension benefit over the employee’s approximate service period.

On December 31, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires an employer to (a) recognize in its consolidated balance sheets the funded status of a benefit plan, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006.

	Before		After
	Application of		Application of
(In thousands)	SFAS No.158	Adjustments	SFAS No.158

Accrued pension benefit	$3,201	$992	$4,193
Net deferred tax asset (liability)	(45)	407	362
Total assets	899,201	362	899,563
Total liabilities	788,926	362	789,288
Accumulated other comprehensive income	3,949	(585)	3,364
Total retained earnings	110,860	(585)	110,275

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if deemed realizable.

On January 1, 2007, the Company adopted FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Unrealized holding gains/losses on
securities available for sale	$4,814	$5,641	$(5,242)
Reclassification adjustments for losses (gains)
realized in income	(299)	44	(117)
Unrealized gains (losses)	4,515	5,685	(5,359)
Tax effect	(1,795)	(2,362)	2,123

Net-of-tax amount	2,720	3,323	(3,236)

Amortization of net actuarial loss and prior
service cost	159	-	-
Tax effect	(65)	-	-
Net of tax amount	94	-	-

Termination of supplemental executive
retirement plan	557	-	-
Tax effect	(228)	-	-
Net of tax amount	329	-	-
	$3,143	$3,323	$(3,236)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive income, included in total retained earnings, are as follows:

	December 31,
(In thousands)	2007	2006
Net unrealized gain on securities
available for sale	$11,544	$7,029
Tax effect	(4,875)	(3,080)
Net-of-tax amount	6,669	3,949
Unrecognized net actuarial loss pertaining
to supplemental executive retirement plans	(47)	(736)
Unrecognized prior service cost pertaining
to supplemental executive retirement plans	(229)	(256)
Total	(276)	(992)
Tax effect	114	407
Net-of-tax amount	(162)	(585)
	$6,507	$3,364

Unrecognized prior service cost amounting to $28,000, included in accumulated other comprehensive income at December 31, 2007, is expected to be recognized as a component of net periodic pension cost for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  This Statement is effective for the Company on January 1, 2008, except for certain non-financial assets and liabilities, for which the effective date is January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s employees.  The Company has entered into agreements with these individuals whereby the Company will pay to the individual’s estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  No liability has been recognized on the consolidated balance sheet for such death benefits.  In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company recorded a decrease to retained earnings and an increase in other liabilities of approximately $1.6 million during the first quarter of 2008 as a result of adoption of EITF 06-4.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations,” which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.  This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.  This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, and to recognize contingent consideration at the acquisition date.  Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree.  This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	STOCK OFFERING

On July 2, 2007, the Board of Directors of the Company and the Board of Directors of the Bank unanimously adopted the Plan of Stock Issuance (the “Plan”) pursuant to which the Company would sell common stock representing a minority ownership of the estimated pro forma market value of the Company, as determined by an independent appraisal, to eligible depositors of the Bank and the Company’s qualified employee benefit plans in a stock subscription offering and, if necessary, to the general public in a community and/or syndicated community offering.  The majority of the common stock will be owned by the Company’s parent company, Meridian Financial Services, Incorporated (a mutual holding company).

The minority stock offering was completed on January 22, 2008 at the midpoint of the stock offering range and 10,050,000 shares of common stock were issued in the offering at a price of $10.00 per share, including 828,000 shares sold to the employee stock ownership plan and 300,000 shares contributed to the Meridian Charitable Foundation, Inc.  Net investable proceeds from the offering after the charitable foundation contribution amounted to approximately $89,353,000.

Part of the offering included the establishment of an employee stock ownership plan (“the ESOP”) which acquired 828,000 shares of stock in the offering.  The ESOP borrowed the funds to acquire these shares from the net offering proceeds retained by Meridian Interstate Bancorp.  The borrowing will have an interest rate equal to the prime rate as published in The Wall Street Journal, and a term of 20 years.  East Boston Savings Bank intends to make contributions to the employee stock ownership plan in amounts at least equal to the principal and interest requirement of the debt.  As the debt is paid down, shares will be released for allocation to participants’ accounts and stockholders’ equity will be increased.  The amount of this borrowing has been reflected as a reduction from gross proceeds to determine estimated net investable proceeds.

As part of the offering, the Company established a liquidation account of $114,216,000, which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering.  The liquidation account is maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Subsequent to the offering, Meridian Interstate Bancorp may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Offering costs have been deferred and have reduced the proceeds from the shares sold in the offering.  As of December 31, 2007, offering costs amounting to $1,186,000 had been incurred and are included in other assets in the accompanying balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the Company’s unaudited proforma summary consolidated balance sheet as of December 31, 2007 as if the stock offering had closed at that date.

(In Thousands)
Assets
Cash and cash equivalents	$139,394
Investments	270,223
Loans, net	568,104
Other assets	60,620

Total assets	$1,038,341

Liabilities and Stockholders' Equity
Deposits	$774,446
Other liabilities	57,838
Total liabilities	832,284

Stockholders' equity	206,057

Total liabilities and stockholders' equity	$1,038,341

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At both December 31, 2007 and 2006, these reserve balances amounted to $400,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2007

Debt securities:
Government-sponsored enterprises	$7,002	$-	$(27)	$6,975
Corporate bonds	219,626	1,697	(694)	220,629
Mortgage-backed securities	43	3	(3)	43
Total debt securities	226,671	1,700	(724)	227,647

Marketable equity securities	28,843	10,819	(251)	39,411

Total securities available
for sale	$255,514	$12,519	$(975)	$267,058

December 31, 2006

Debt securities:
Government-sponsored enterprises	$9,005	$-	$(174)	$8,831
Corporate bonds	235,823	21	(2,702)	233,142
Mortgage-backed securities	46	3	(3)	46
Total debt securities	244,874	24	(2,879)	242,019

Marketable equity securities	29,759	9,894	(10)	39,643

Total securities available
for sale	$274,633	$9,918	$(2,889)	$281,662

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2007 and 2006 follows.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$77,870	$77,669	$93,153	$92,838
Over 1 year to 5 years	148,758	149,935	151,675	149,135
Mortgage-backed securities	43	43	46	46

	$226,671	$227,647	$244,874	$242,019

For the years ended December 31, 2007, 2006, and 2005, proceeds from sales of securities available for sale amounted to $44,091,000 $14,975,000 and $37,817,000 respectively.  Gross gains of $2,493,000, $1,243,000 and $951,000 and gross losses of $2,194,000, $1,287,000 and $834,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of December 31, 2007, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

December 31, 2007

Debt securities:
Government-sponsored enterprises	$-	$-	$27	$6,975
Corporate bonds	160	30,256	534	77,576
Mortgage-backed securities	-	-	3	12
Total debt securities	160	30,256	564	84,563

Marketable equity securities	221	3,931	30	285

Total temporarily impaired
securities	$381	$34,187	$594	$84,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities available for sale as of December 31, 2006 with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

December 31, 2006

Debt securities:
Government-sponsored enterprises	$1	$1,999	$173	$6,832
Corporate bonds	381	88,661	2,321	115,561
Mortgage-backed securities	-	-	3	12
Total debt securities	382	90,660	2,497	122,405

Marketable equity securities	10	304	-	-

Total temporarily impaired
securities	$392	$90,964	$2,497	$122,405

Management evaluates securities for other-than-temporary impairment on a semi-monthly basis.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2007, sixty-four debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis.  These unrealized losses relate principally to deterioration in value attributable to changes in market conditions and not to deterioration in credit quality of the issuer.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  At each balance sheet date, management has concluded that the declines in value of the Company’s debt securities are temporary, whereby management expects to collect the full amount of principal and interest payments within the contractual period.  Further, at each balance sheet date and in all material respects, management has the intent and ability to hold depreciated debt securities to the earlier of recovery or maturity.  At December 31, 2007, the average time to maturity of the Company’s depreciated debt securities was 26 months.  From time to time, management’s intent to hold depreciated debt securities to recovery or maturity may change as a result of prudent portfolio management.  If management’s intent changes, unrealized losses are recognized either as impairment charges to the consolidated income statement or as realized losses if a sale has been executed.  In most instances, management sells the securities at the time their intent changes.

At December 31, 2007, eleven marketable equity securities have unrealized losses with aggregate depreciation of 6% from the Company’s cost basis.  No credit issues have been identified that cause management to believe the decline in market value is other than temporary.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired.  Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value.  In any event, unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are considered other than temporary and charged to earnings as impairment losses, or realized through sale of the security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           LOANS

A summary of loans follows:

	December 31,
(In thousands)	2007	2006
Mortgage loans on real estate:
Residential real estate	$224,109	$204,559
Commercial real estate	175,072	169,422
Construction	111,796	101,495
Multi-family	26,855	26,781
Home equity lines of credit	21,541	20,663
	559,373	522,920
Other loans:
Commercial non-real estate	11,859	10,220
Passbook and stock secured	440	506
Personal	1,136	824
	13,435	11,550

Total loans	572,808	534,470
Less:
Allowance for loan losses	(3,637)	(3,362)
Net deferred loan origination fees	(1,067)	(1,458)

Loans, net	$568,104	$529,650

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005

Balance at beginning of year	$3,362	$2,937	$2,485
Provision for loan losses	465	434	456
Recoveries	80	3	7
Loans charged-off	(270)	(12)	(11)

Balance at end of year	$3,637	$3,362	$2,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
(In thousands)	2007	2006

Impaired loans without a valuation allowance	$4,495	$1,814
Impaired loans with a valuation allowance	621	-

Total impaired loans	$5,116	$1,814

Valuation allowance related to impaired loans	$89	$-

Total non-accrual loans	$4,982	$2,667

Total loans past-due ninety days or more and still accruing	$-	$-

	Years Ended December 31,
(In thousands)	2007	2006	2005

Average investment in impaired loans	$4,605	$701	$-

Interest income recognized on
impaired loans	$227	$-	$-

Interest income recognized on a cash basis
on impaired loans	$227	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	SERVICING

Loans serviced for others by the Bank are not included in the accompanying consolidated balance sheets.  The Bank retains servicing on most loan sales and generally earns a fee of 0.25% per annum based on the monthly outstanding balances of the loans serviced.  The unpaid principal balances of mortgage loans serviced for others amounted to $84,234,000 and $85,254,000 at December 31, 2007 and 2006, respectively.

Included in loans serviced for others at December 31, 2007 and 2006 is $72,578,000 and $71,505,000 respectively, of loans serviced for the Federal Home Loan Bank with a recourse provision whereby the Bank may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs.  Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Bank.  As December 31, 2007 and 2006, the maximum contingent liability associated with loans sold with recourse is $1,450,000 and $1,362,000 respectively, which is not recorded in the consolidated financial statements.  The Bank has never repurchased any loans or incurred any losses under these recourse provisions.

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

			Estimated
	December 31,		Useful
(In thousands)	2007	2006	Lives

Land and land improvements	$5,007	$3,082	-
Buildings	18,435	12,221	40 years
Leasehold improvements	411	623	5 years
Equipment	6,633	5,699	3-10 years
Construction in process	-	4,587
	30,486	26,212
Less accumulated depreciation
and amortization	(7,670)	(6,512)

	$22,816	$19,700

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1,200,000, $1,178,000 and $1,131,000 respectively.

At December 31, 2006, construction in process represented costs capitalized in connection with branches in Lynn, Everett and East Boston which were completed and opened in 2007.  The Company has no firm commitments related to construction as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments

The Bank is obligated under non-cancelable operating lease agreements for banking offices and facilities.  These leases have terms with renewal options, the cost of which is not included below.  The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Bank.  At December 31, 2007, future minimum lease payments are as follows:

Year Ending
December 31,	Amount
(In thousands)
2008	$69
2009	61
2010	61
2011	61
2012	7
$259

Total rent expense for all operating leases amounted to $100,000 $153,000 and $169,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
(In thousands)	2007	2006

Demand deposits	$51,396	$52,491
NOW deposits	33,649	36,627
Money market deposits	138,688	96,744
Regular and other deposits	118,837	130,878
Total non-certificate accounts	342,570	316,740

Term certificates less than $100,000	266,095	256,251
Term certificates $100,000 and greater	165,781	163,998
Total term certificates	431,876	420,249

Total deposits	$774,446	$736,989

A summary of term certificates, by maturity, follows:

(Dollars In thousands)	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Within 1 year	$261,209	4.82%	$286,883	4.60%
Over 1 year to 2 years	156,602	4.97	75,942	4.89
Over 2 years to 3 years	9,114	4.26	47,364	5.16
Over 3 years to 4 years	2,363	4.02	7,808	4.05
Over 4 years to 5 years	2,588	4.46	2,252	4.48

	$431,876	4.86%	$420,249	4.70%

Brokered certificates of deposit, included in the above table, amounted to $897,000 and $1,215,000 at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	BORROWINGS

Federal Home Loan Bank (“FHLB”) advances amounting to $9,154,000 and $8,916,000 at December 31, 2007 and 2006, respectively, mature within one year at a weighted average rate of 4.52% and 5.33%, respectively.

Long-term FHLB advances outstanding are as follows:

(Dollars In thousands)	December 31, 2007		December 31, 2006
		Weighted		Weighted
Maturing During the		Average		Average
Year Ending December 31,	Amount	Rate	Amount	Rate

2007	-	-%	$4,450	4.69%
2008	14,848	4.80	14,698	4.81
2009	7,475	4.00	7,475	4.00
2010	5,050	4.22	5,050	4.22

	$27,373	4.48%	$31,673	4.51%

As of December 31, 2007, the Bank also has an available line of credit of $9,430,000 with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  No amounts were drawn on the line of credit as of December 31, 2007 and 2006.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Current tax provision:
Federal	$625	$1,314	$3,440
State	71	203	1,011
Total current provision	696	1,517	4,451

Deferred tax benefit:
Federal	(281)	(350)	(1,302)
State	(35)	(40)	(449)
Total deferred benefit	(316)	(390)	(1,751)

Total provision	$380	$1,127	$2,700

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.9	2.4	4.6
Dividends received deduction	(7.0)	(5.0)	(1.9)
Bank-owned life insurance	(14.7)	(6.2)	(2.3)
Other, net	1.2	0.3	(1.1)

Effective tax rates	14.4%	25.5%	33.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax asset (liability) are as follows:

	December 31,
(In thousands)	2007	2006
Deferred tax asset:
Federal	$3,146	$3,168
State	942	1,009
	4,088	4,177
Deferred tax liability:
Federal	(3,975)	(2,629)
State	(1,523)	(1,186)
	(5,498)	(3,815)

Net deferred tax asset (liability)	$(1,410)	$362

The tax effects of each item that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2007	2006
Net unrealized gain on securities available for sale	$(4,875)	$(3,080)
Depreciation and amortization	(360)	(304)
Allowance for loan losses	1,488	1,376
Employee benefit plans	2,002	2,186
Equity loss on investment in affiliate bank	417	234
Deferred income	-	104
Other, net	(82)	(154)

Net deferred tax asset (liability)	$(1,410)	$362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of year	$362	$1,927	$(1,947)
Deferred tax benefit	316	390	1,751
Change in net unrealized gain on
securities available for sale	(1,795)	(2,362)	2,123
Adjustment to initially apply
SFAS No. 158	-	407	-
Termination of supplemental
executive retirement plan	(228)	-	-
Amotization of net actuarial loss and
prior service cost	(65)	-	-
Balance at end of year	$(1,410)	$362	$1,927

The federal income tax reserve for loan losses at the Bank’s base year is $7,500,000.  If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used.  As the Bank intends to use the reserve to absorb only loan losses, a deferred tax liability of $3,000,000 has not been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	OTHER COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated financial statements.

Loan Commitments

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.  A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	December 31,
(In thousands)	2007	2006
Commitments to originate loans	$37,674	$28,218
Unadvanced funds on construction loans	35,293	37,617
Unadvanced funds on home equity lines of credit	20,475	19,673
Unadvanced funds on revolving lines of credit	26,985	25,374
Commercial letters of credit	1,574	1,306

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case by case basis.  The amount of collateral obtained, if deemed necessary by the Bank for the extension of credit, is based upon management’s credit evaluation of the borrower.  Collateral held includes, but is not limited to, residential real estate and deposit accounts.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  These lines of credit are collateralized if deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party.  Those letters of credit are primarily issued to support borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Employment Agreements

The Bank has entered into employment agreements with certain senior executives.  The agreements provide for a minimum annual salary, subject to increase at the discretion of the Board of Directors, and other benefits.  The agreements may be terminated for cause by the Bank without further liability on the part of the Bank, or by the executives with prior written notice to the Board of Directors.

Legal Claims

Various legal claims may arise from time to time in the normal course of business, but in the opinion of management, these claims are not expected to have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Bank has a 401(k) plan to provide basic and supplemental retirement benefits for eligible employees.  Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan.  All participants are fully vested upon entrance to the plan.  The Bank contributes three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan.  For the years ended December 31, 2007, 2006 and 2005, expense attributable to the plan amounted to $522,000, $484,000, and $501,000, respectively.

Supplemental Executive Retirement Benefits – Officers and Directors

The Bank has Supplemental Executive Retirement Plans for certain senior officers and directors which provide for a defined benefit obligation, based on the executive’s or director’s final average compensation. The plans are unfunded and have no assets.  The Bank does not expect to contribute assets to the plan in 2008.  Information pertaining to the activity in the plans is as follows:

	Years Ended December 31,
	2007		2006		2005
(In thousands)	Officers	Directors	Officers	Directors	Officers	Directors
Change in plan assets:
Fair value of plan assets at beginning
of year	$-	$-	$-	$-	$-	$-
Employer contribution	-	-	784	-	-	-
Benefits payments	-	-	(784)	-	-	-
Fair value of plan assets at end of year	-	-	-	-	-	-

Change in benefit obligation:
Benefit obligation at beginning of year	3,547	646	3,922	386	4,161	-
Service cost	39	103	63	59	88	56
Interest cost	155	37	226	22	208	18
Benefit payments	-	-	(784)	-	-	-
Plan amendment	-	-	-	-	-	312
Actuarial loss (gain)	16	(118)	120	179	(535)	-
Plan termination	(3,757)	-	-	-	-	-
Benefit obligation at end of year	-	668	3,547	646	3,922	386

Funded status	-	(668)	(3,547)	(646)	(3,922)	(386)
Unrecognized net loss	-	-	-	-	442	-
Unrecognized net transition obligation	-	-	-	-	-	284

Accrued benefit obligation	$-	$(668)	$(3,547)	$(646)	$(3,480)	$(102)

Accumulated benefit obligation	$-	$567	$2,905	$517	$2,860	$271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic pension cost are as follows:

(In thousands)	2007		2006		2005
	Officers	Directors	Officers	Directors	Officers	Directors
Service cost	$39	$103	$63	$59	$88	$56
Interest cost	155	37	226	22	208	18
Recognized net actuarial loss	16	13	5	-	10	-
Recognition of prior service cost	-	28	-	28	-	28

	$210	$181	$294	$109	$306	$102
The assumptions used to determine benefit obligations and net periodic pension costs are as follows:

	2007		2006		2005
	Officers	Directors	Officers	Directors	Officers	Directors
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%
Expected return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A
Retirement age	65	72	65	72	65	72

The expected future benefit payments for the Director’s plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2008	$-
2009	226
2010	-
2011	-
2012	193
2013-2017	466

Supplemental Executive Retirement Agreements – Officers

In 2007, in anticipation of the minority stock offering, the Bank revised the agreements for the senior officers. This resulted in the termination of the officer’s Plan which had been accounted for under SFAS No. 158, and the establishment of a liability for individual contracts. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2007 the accrued liability for these agreements amounted to $3,563,600.

Supplemental executive retirement benefit expense for officers and directors amounted to $713,000, $403,000 and $408,000 for the year ended December 31, 2007, 2006 and 2005, respectively.

Equity Appreciation Plan

The Bank previously had an equity appreciation plan to attract, retain and motivate directors and officers and other key managerial employees.  On February 10, 2005, the Bank’s Executive Committee voted to freeze the Equity Appreciation Plan at the current level of shares, and on January 25, 2007, voted to terminate the Plan with payout to occur in 2008.  The accrued liability for this plan as of both December 31, 2007 and 2006 amounted to $1,723,000.  The expense for the year ended December 31, 2005 amounted to $488,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incentive Compensation Plan

Eligible officers and employees of the Bank participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee.  Incentive compensation plan expense for the years ended December 31, 2007, 2006 and 2005 amounted to $710,000, $573,000, and $828,000, respectively.

13.	RELATED PARTY TRANSACTIONS

The following summarizes the activity with respect to loans made to officers and directors of the Company, their affiliates, and members of their immediate families.

	Years Ended December 31,
(In thousands)	2007	2006

Balance at beginning of year	$12,294	$12,129
Additions	1,771	3,123
Reductions	(2,117)	(2,958)

Balance at end of year	$11,948	$12,294

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

Deposits from these related parties totaled $4,588,000 and $7,080,000 at December 31, 2007 and 2006, respectively.  All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

In connection with the Company’s investment in Hampshire First Bank (“HFB”), East Boston Savings Bank has entered into a Master Services Agreement whereby certain services are provided to HFB.  During the years ended December 31, 2007 and 2006, revenue recorded by the Company for providing such services amounted to $8,000 and $12,000 respectively.  Additionally, four out of ten of the directors of HFB also serve as directors of the Company, including one who serves as the Chairman of the Board of both entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to mutual holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s and the Bank’s actual capital amounts and ratios follow:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total Capital (to Risk Weighted
Assets):
Company	$117,546	14.4%	$65,236	8.0%	N/A	N/A
Bank	104,156	13.0	64,221	8.0	$80,276	10.0%

Tier 1 Capital (to Risk Weighted
Assets):
Company	109,154	13.4	32,618	4.0	N/A	N/A
Bank	95,764	11.9	32,110	4.0	48,165	6.0

Tier 1 Capital (to Average Assets):
Company	109,154	11.5	38,013	4.0	N/A	N/A
Bank	95,764	10.2	37,505	4.0	46,881	5.0

December 31, 2006

Total Capital (to Risk Weighted
Assets):
Company	$114,684	15.1%	$60,688	8.0%	N/A	N/A
Bank	100,187	13.4	59,638	8.0	$74,548	10.0%

Tier 1 Capital (to Risk Weighted
Assets):
Company	106,882	14.1	30,344	4.0	N/A	N/A
Bank	92,385	12.4	29,819	4.0	44,729	6.0

Tier 1 Capital (to Average Assets):
Company	106,882	12.4	34,402	4.0	N/A	N/A
Bank	92,385	10.5	35,335	4.0	44,168	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s and Bank’s retained earnings to regulatory capital follows:

	December 31, 2007		December 31, 2006
(In Thousands)	Consolidated	Bank	Consolidated	Bank
Total retained earnings per financial statements	$115,684	$102,294	$110,275	$95,778
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(6,507)	(6,507)	(3,364)	(3,364)
Servicing assets	(23)	(23)	(29)	(29)
Total Tier 1 capital	109,154	95,764	106,882	92,385

Adjustments for total capital:
Allowance for loan losses	3,637	3,637	3,354	3,354
45% of net unrealized gains on
marketable equity securities	4,755	4,755	4,448	4,448

Total capital per regulatory reporting	$117,546	$104,156	$114,684	$100,187

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Disclosure is not required for certain financial instruments and all nonfinancial instruments.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

Securities available for sale - Fair values for securities are based on quoted market prices, where available.  If quoted market values are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank stock - The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans held for sale - Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits - The fair values disclosed for non-certificate accounts, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Stock subscriptions – The carrying amount of stock subscriptions approximates fair value.

Borrowings - The fair value is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these instruments is considered immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$103,093	$103,093	$23,494	$23,494
Securities available for sale	267,058	267,058	281,662	281,662
Federal Home Loan Bank stock	3,165	3,165	3,371	3,371
Loans held for sale	-	-	3,594	3,594
Loans	568,104	572,820	529,650	532,484
Accrued interest receivable	5,764	5,764	5,502	5,502

Financial liabilities:
Deposits	774,446	776,037	736,989	738,422
Stock subscriptions	62,518	62,518	-	-
Borrowings	36,527	36,556	40,589	40,042
Accrued interest payable	1,222	1,222	1,169	1,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Interstate Bancorp, funded in July 2006, is as follows:

	December 31,
(In Thousands)	2007	2006
BALANCE SHEET
Assets
Cash and cash equivalents	$177	$26
Securities available for sale at fair value	1,093	2,506
Investment in subsidiary	102,294	96,227
Investment in affiliate bank	10,772	11,313
Other assets	1,577	203

Total assets	$115,913	$110,275

Liabilities and Stockholder's Equity

Accrued expenses and other liabilities	$229	$-
Stockholder's equity	115,684	110,275

Total liabilities and stockholder's equity	$115,913	$110,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(In Thousands)	2007	2006
STATEMENTS OF INCOME
Income:
Interest and dividends on securities	$113	$180
Equity loss on investment in affliate bank	(541)	(578)
Total loss	(428)	(398)
Operating expenses	412	58
Loss before income taxes and equity in undistributed
earnings of subsidiary	(840)	(456)
Applicable income tax benefit	(184)	(113)
	(656)	(343)
Equity in undistributed earnings of subsidiary	2,922	3,637

Net income	$2,266	$3,294

STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
Net income	$2,266	$3,294
Adjustments to reconcile net income to net
cash used by operating activities:
Equity in undistributed earnings of subsidiary	(2,922)	(3,637)
Equity loss on investment in affliate bank	541	578
Net amortization of securities available for sale	-	(125)
Increase in other assets	(1,374)	(203)
Increase in other liabilities	229	-
Net cash used by operating activities	(1,260)	(93)

Cash flows from investing activities:
Sales and maturities of securities available for sale	1,523	23,050
Purchase of securities available for sale	(112)	(25,431)
Investment in affiliate bank	-	(12,000)
Dividend from subsidiary	-	14,500
Net cash provided by investing activities	1,411	119

Net increase in cash and cash equivalents	151	26
Cash and cash equivalents at beginning of year	26	-

Cash and cash equivalents at end of year	$177	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
(Dollars in Thousands)	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$12,810	$12,390	$12,080	$11,895	$12,090	$11,464	$10,982	$10,699
Interest expense	7,501	7,203	6,800	6,592	6,550	5,688	4,994	4,596

Net interest income	5,309	5,187	5,280	5,303	5,540	5,776	5,988	6,103
Provision for loan losses	205	117	71	72	31	223	111	69
Net interest income, after provision for loan losses	5,104	5,070	5,209	5,231	5,509	5,553	5,877	6,034
Non-interest income	452	11	1,253	2,936	232	234	934	1,942
Non-interest expenses	6,140	5,707	5,237	5,536	6,096	5,220	5,305	5,273
Income (loss) before
income taxes	(584)	(626)	1,225	2,631	(355)	567	1,506	2,703
Provision (benefit) for
income taxes	(562)	(323)	429	836	(64)	128	279	784
Net income (loss)	$(22)	$(303)	$796	$1,795	$(291)	$439	$1,227	$1,919

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9a.  Controls and Procedures

Not applicable.

Item 9a(t).  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Meridian Interstate Bancorp, Inc.’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9b.  other information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) will be incorporated herein by reference or filed by an amendment to this annual report.

Item 11.  Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2008 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the 2008 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

We do not have any equity compensation program that was not approved by stockholders, other than our employee stock ownership plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the 2008 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

Item 14.  Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2008 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2007 and 2006

(C)	Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

(D)	Consolidated Statements of Changes in Retained Earnings - Years ended December 31, 2007, 2006 and 2005

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

(F)	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

None.

(a)(3)    Exhibits
3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with certain officers*
10.7	Form of Supplemental Executive Retirement Agreements with certain directors*
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
*
Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.

Date:	March 28, 2008	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman of the Board and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ Leonard V. Siuda Leonard V. Siuda	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Robert F. Verdonck Robert F. Verdonck	President and Director	March 28, 2008

/s/ Philip F. Freehan Philip F. Freehan	Executive Vice President and Director	March 28, 2008

/s/ Vincent D. Basile Vincent D. Basile	Director	March 28, 2008

/s/ James P. DelRossi James P. DelRossi	Director	March 28, 2008

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 28, 2008

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 28, 2008

/s/ Edward L. Lynch Edward L. Lynch	Director	March 28, 2008

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 28, 2008

Signatures	Title	Date
/s/ James G. Sartori James G. Sartori	Director	March 28, 2008

/s/ Paul T. Sullivan Paul T. Sullivan	Director	March 28, 2008

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 28, 2008