Form 10-K/A
period 2007-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2008-04-29
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

(617) 567-1500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, no par value per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

MERIDIAN INTERSTATE BANCORP
2007 FORM 10-K/A ANNUAL REPORT

Forward Looking Statements

This document contains certain “forward-looking statements,” which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek and similar expressions.  These forward looking statements include:

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

Any of the forward-looking statements that we make in this document and in other public statements we make may later prove incorrect because of inaccurate assumptions we might make, the factors illustrated above or other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

Directors

The Board of Directors of Meridian Interstate Bancorp is presently composed of 12 members.  The Board is divided into three classes, each with three-year staggered terms, with one-third of the directors elected each year.  Information regarding the directors is provided below.  Unless otherwise stated, each individual has held his or her current occupation for the last five years.  The age indicated in each biography is as of December 31, 2007.

Vincent D. Basile is a self-employed management consultant and also serves as Clerk of Meridian Financial Services and East Boston Savings Bank and Corporate Secretary of Meridian Interstate Bancorp.  Previously, Mr. Basile was a Regional Administrator in the Massachusetts Office of the Commissioner of Probation.  Mr. Basile is also a retired Lt. Colonel in the U.S. Army Reserve.  He has been a Corporator of Meridian Financial Services since 1977. Age 67.  Director since 2002.

James P. Del Rossi is a private consultant to firms that service the banking and financial services industry.  Mr. Del Rossi is also a consultant with the firm Keefe, Bruyette & Woods, Inc.  He was Senior Vice President of the Depositors’ Insurance Fund and a former Director of Bank Examinations of the Massachusetts Division of Banks, which includes 35 years of regulatory experience and 44 years of community banking experience.  Mr. Del Rossi has served as a director of Hampshire First Bank since 2006.  Mr. Del Rossi also serves as a director of Financial Concepts, Inc., a consulting firm to financial institutions.  Age 71.  Director since 2002.

James G. Sartori is Treasurer of Bandwagon, Inc., an importer and distributor company.  Age 64.  Director since 1990.

Paul T. Sullivan is a partner with the law firm Bagley & Bagley, P.C.  Age 61.  Director since 1999.

Marilyn A. Censullo, a Certified Public Accountant, has been a partner in the accounting firm of Naffah & Company, P.C. since 2000.  Ms. Censullo has over 28 years of experience as an accountant.  Age 50.  Director since 2007.

Richard J. Gavegnano was in the investment business for 37 years with national New York Stock Exchange member firms, and retired in 2006 ending his career as a Vice President with A.G. Edwards & Sons Inc.  He has been associated with East Boston Savings Bank for 33 years serving as corporator, trustee and director.  Mr. Gavegnano has served as Chairman of the Board of East Boston Savings Bank, Meridian Interstate Bancorp and Meridian Financial Services since 2003, 2006 and 2003, respectively.  In 2007, Mr. Gavegnano was appointed Chief Executive Officer of Meridian Interstate Bancorp and Meridian Financial Services and Investor Relations Officer of Meridian Interstate Bancorp.  Mr. Gavegnano has served as Chairman of the Board of Hampshire First Bank since 2006.  Mr. Gavegnano has experience in business development, commercial real estate and investments.  Age 60. Director since 1995.

Edward L. Lynch has been an Attorney at Law, Sole Practitioner, for the past 34 years.  Mr. Lynch has served as a director of Hampshire First Bank since 2006.  Age 66. Director since 1997.

Gregory F. Natalucci is an auditor with CNA Financial Corporation, a commercial and property and casualty insurer.  Age 61. Director since 2000.

Anna R. DiMaria has been an Attorney at Law with the Law Offices of Michael A. D’Avolio for the past 17 years.  Age 61. Director since 2004.

Philip F. Freehan has served as Executive Vice President of East Boston Savings Bank, Meridian Interstate Bancorp and Meridian Financial Services since 1984, 2006 and 1991, respectively.  Mr. Freehan has also served as Senior Loan Officer of East Boston Savings Bank since 1984.  Age 57. Director since 1986.

Domenic A. Gambardella is President of Meridian Insurance Agency Inc., an insurance agency. Age 61.  Director since 1994.

Robert F. Verdonck has been employed by East Boston Savings Bank since 1984 serving in various management capacities and as Corporator, Trustee, and Past Chairman.  He has served as President and Chief Executive Officer of East Boston Savings Bank since 1986 and President of Meridian Interstate Bancorp and Meridian Financial Services since 2006 and 1991 respectively.  Mr. Verdonck served as Chief Executive Officer of Meridian Interstate Bancorp and Meridian Financial Services from 2006 and 1991 respectively, to 2007.  Mr. Verdonck has been a Director of Hampshire First Bank since 2006.  Mr. Verdonck also serves as Chairman of the Board of the Federal Home Loan Bank of Boston, and as a Director for Savings Bank Life Insurance Company of Massachusetts.  He is a Past Chairman of the Depositors Insurance Fund and a Past Independent Trustee of John Hancock Variable Series Trust.  He received his degree in accounting from Bentley College, is a graduate of the National School of Banking, Brown University and the NAMSB Executive Development program from Fairfield University.  Age 61.  Director since 1986.

Executive Officers

The executive officers of Meridian Financial Services, Meridian Interstate Bancorp and East Boston Savings Bank are elected annually by the boards and serve at the boards’ discretion.  The executive officers of Meridian Financial Services, Meridian Interstate Bancorp and East Boston Savings Bank are:

Name	Position
Richard J. Gavegnano
•    Chairman of the Board and Chief Executive Officer of Meridian Financial Services
•    Chairman of the Board, Chief Executive Officer and Investor Relations Officer of Meridian Interstate Bancorp
•    Chairman of the Board of East Boston Savings Bank

Robert F. Verdonck	• President of Meridian Financial Services and Meridian Interstate Bancorp • President and Chief Executive Officer of East Boston Savings Bank

Philip F. Freehan	• Executive Vice President of Meridian Financial Services and Meridian Interstate Bancorp • Executive Vice President and Senior Loan Officer of East Boston Savings Bank

Leonard V. Siuda	• Treasurer and Chief Financial Officer of Meridian Financial Services, Meridian Interstate Bancorp and East Boston Savings Bank

Vincent D. Basile	• Clerk of Meridian Financial Services and East Boston Savings Bank • Corporate Secretary of Meridian Interstate Bancorp

Below is information regarding our executive officer who is not also a director.  The officer has held his current position for at least the last five years, unless otherwise stated.  Age presented is as of December 31, 2007.

Leonard V. Siuda has been Treasurer and Chief Financial Officer of Meridian Financial Services and East Boston Savings Bank since 1993 and of Meridian Interstate Bancorp since 2006.  Age 61.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Meridian Interstate Bancorp common stock during the year ended December 31, 2007.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees.  The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.  Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct.  A copy of the Code of Ethics and Business Conduct can be found in the “Investor Relations—Corporate Governance” section of the Company’s website, www.ebsb.com.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters.  These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.  The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

Audit Committee and Audit Committee Financial Expert

The Audit Committee currently consists of Messrs. Basile, Lynch and Natalucci, Ms. Censullo and Ms. DiMaria.  The board of directors of Meridian Interstate Bancorp has designated Ms. Censullo as an audit committee financial expert under the rules of the Securities and Exchange Commission.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our Compensation Philosophy.  Our compensation philosophy starts from the premise that the success of Meridian Interstate Bancorp and East Boston Savings Bank depends, in large part, on the dedication and commitment of the people we place in key operating positions to drive our business strategy.  We strive to provide our management team with incentives tied to the successful implementation of our corporate objectives.  We also recognize that we operate in a competitive environment for talent.  Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

We base our compensation decisions on four basic principles:

•
Meeting the Demands of the Market – Our goal is to compensate our employees at competitive levels in relation to surveyed averages to position us as the preferred employer among our peers who provide similar financial services in the regional market.  Base pay and incentive pay for all employees, and stock-based benefit plans for eligible employees will be positioned relative to our peers’ offerings to either meet or exceed, or in some cases lag, depending on the employment environment. Base pay at equitable levels is most important in meeting the market.  It is the component of compensation that most directly affects current and near-term standard of living and it is the most easily compared between competing job offers.  Our Incentive Compensation Plan is almost equally important as it focuses rewards based on current year individual and bank performance.  Long-term incentives such as the Equity Appreciation Plan and the stock-based benefit plan we have proposed for stockholder approval are important in aligning interests with stockholders.

•
Aligning with Stockholders – We intend to use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our stockholders.  The employee stock ownership plan and the equity incentive plan will place stock in the hands of employees and executives over the course of time and will become an increasingly important part of total compensation.

•
Driving Performance – We will structure compensation around the attainment of company-wide, business unit and individual targets that return positive results to our bottom line. Base pay rates are subject to annual merit increases that result from performance evaluations.   These performance-based increases are directly tied to individual contributions to bank performance and, over time, become a material portion of pay resulting from accomplishments.  Our short-term incentive bonus plan is tied directly to individuals’ performance and loan production, deposit generation, net earnings, cost of funds and efficiency of enterprise-wide performance. In this plan, individuals’ performance is rewarded, but only if East Boston Savings Bank performance reaches certain targets established by the Compensation Committee.  The plan itself sets a target bonus payout if bank performance meets budget projections.  There are also significantly lesser payouts at two lower tiers of performance and two higher tiers set as stretch targets.  The difference between tiers is determined in order to draw a clear relationship between bank performance and rewards.

•
Reflecting our Business Philosophy – Our approach to compensation reflects our values and the way we do business in the communities we serve: compensation rates that are priced to be valued by the market and prudent for the organization’s strategic well-being.  Base pay and the incentive compensation plan are meant to place a recognizable fair value on employment at East Boston Savings Bank.  Long-term incentive such as the Equity Appreciation Plan and planned stock-based plans, represent longer-term value in the employment relationship.

Prior to our initial public offering, our compensation program relied on two primary elements: (i) base compensation or salary priced in relation to a market survey and adjusted annually on the basis of a capped merit system; and (ii) discretionary cash-based, short-term incentive compensation that provides for payments based on individual performance and job level and company performance measures.

Adjustments to base pay in the form of merit increases are limited by a cap on increases.  The cap is recommended by the Vice President of Human Resources to the Compensation Committee of the Board of Directors.  It is based on surveyed projected caps of peers, the current competitive position being assumed by East Boston Savings Bank for recruitment purposes and informed by the current CPI-U as a proxy for inflation.  The inflation rate used as an additional benchmark when possible to ensure that merit increases will have meaning to employees in terms of purchasing power.  At times of high inflation it is not necessarily possible to use this benchmark due to prohibitive cost.

Base pay merit increases are then computed using a numerical performance evaluation score for each individual on a one-to-five scale, calculating that score as a percentage of a theoretical 5% cap, then applying that percentage to the actual cap.  Caps in recent years have been 4% and 4.5%.

The short-term incentive compensation plan, commonly known as the bonus, is structured for all eligible employees on the basis of five tiers of overall bank performance.  The middle tier reflects bank performance that meets our budgets for loan production, deposit generation, net earnings, cost of funds and efficiency.  Each of these five performance elements is assigned a numerical value for middle tier performance and for two lower performance tiers and two higher performance tiers.  Depending on how we score regarding these five elements an overall score will place the level of bonus payout at one of these five levels, or below the scale entirely, in which case the Board has the discretion to pay a bonus using other criteria.  To date the Board has not been put in this position and so has not exercised that discretion.  This plan is benchmarked to peers’ similar plans using data from the Clark survey, as explained above.

Individuals’ performance determines the level of bonus they can receive within our performance level.  An employee who is rated as satisfactory on his or her performance evaluation would receive a certain percentage of gross pay in the form of a bonus.  An employee who is rated as less than satisfactory forfeits the bonus entirely and employees who are rated above satisfactory receive a higher percentage of pay as bonus.

The Equity Appreciation Plan was a long-term incentive plan in the form of a so-called phantom stock plan used to retain and motivate directors, officers and other managerial employees.  Assistant vice presidents and higher were awarded shares, historically annually, at the discretion of the Board, which represented a benchmark share value.  The shares when granted had no value and only gained value as our equity subsequently grew.  This plan was terminated at our annual meeting in April of 2007.  Stock-based long-term incentive plans are expected to fulfill similar goals of connecting job performance and bank performance through long-term mutual benefit.

Base Compensation.  The salaries of our executive and other officers are reviewed at least annually to assess our competitive position and make any necessary adjustments.   Our goal is to maintain salary levels for our officers at a level consistent with base pay received by those in comparable positions at our peers.  To further that goal, we obtain peer group information from a variety of independent sources. Our primary source is a comprehensive annual “Banking Compensation Survey Report” issued by Clark Consulting in conjunction with the Massachusetts Bankers Association.  Its 2007 report contained data from 123 institutions and included two peer groups that we use as a reference, a $600 million to $1 billion asset size peer group (consisting of 19 institutions) and a $1 billion and above asset size peer group (consisting of 20 institutions).  The $600 million to $1 billion asset size peer group consisted of the following institutions:

The Bank of Western Massachusetts	Hudson Savings Bank
BankFive	Hyde Park Savings Bank
Benjamin Franklin Bank	Jeanne D’Arc Credit Union

Cambridge Trust Company	The Lowell Five Cent Savings Bank
Dedham Institution for Savings	Metro Credit Union
East Boston Savings Bank	Slades Bank
East Cambridge Savings Bank	South Shore Savings Bank
Easthampton Savings Bank	Unibank
Enterprise Bank & Trust Company	Wainwright Bank
Greylock Federal Credit Union

The $1 billion and above asset size peer group consisted of the following institutions:

Bangor Savings Bank (ME)	Eastern Bank
Bank Rhode Island (RI)	HarborOne Credit Union
BankNewport (RI)	Middlesex Savings Bank
Berkshire Bank	PeoplesBank
Brookline Bank	Rockland Trust Company
Cambridge Savings Bank	Salem Five
The Cape Cod Five Cents Savings Bank	United Bank
Century Bank, Country Bank for Savings	The Washington Trust Company (RI)
Danversbank	Watertown Savings Bank
Digital Federal Credit Union	Webster Bank (CT)

The survey’s data on projected pay raise budgets and adjustments to pay grades are used in our decision-making process, as well as data on short-term incentives.  Some executive compensation practices are surveyed for this report as well, while others are surveyed for a separate report on executive and board compensation, to which we also subscribe.  This additional survey report, specific to executive and board compensation, is also produced by Clark Consulting.  The latest such report surveyed 107 institutions and included one peer group that we use as a reference, a $750 million and above asset size peer group (consisting of 19 institutions).  The peer group was comprised of the following institutions:

Bank Rhode Island (RI)	Danvers Savings Bank
BankNewport (RI)	Dedham Institution for Savings
Berkshire Bank	East Boston Savings Bank
Bristol County Savings Bank	Eastern Bank
Brookline Bancorp	Middlesex Savings Bank
Cape Cod Five Cents Savings Bank	Peoples Bank
Century Bank	Plymouth Savings Bank
Compass Bank for Savings	Watertown Savings Bank
Country Bank for Savings	The Washington Trust Company (RI)
Credit Union Central Falls (RI)

The midpoints of our pay grades are compared to those averaged in the survey, then adjusted for the age of the data and the survey’s forecast of future grade changes.  Individuals’ compensation was reviewed with the comparable surveyed position in terms of competitive pay grade and current rate of pay in relation to the average surveyed 25th, 50th and 75th percentiles.  Ultimately, any individual’s rate of pay was determined with these criteria in mind, but also through performance evaluations and those particulars of the recruitment process that determined the rate of pay at hire.  Rates that may diverge materially from time to time from survey averages are typically driven by our particular needs and employment market trends that may have developed unnoted by the survey.

We also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of commitments we made when a specific officer was hired.  Individual performance and retention risk are also considered as part of our annual compensation assessment.  Officers are rated on competencies, such as knowledge and job business development but are also rated on the attainment of mutually agreed upon pre-determined goals and objectives for each individual officer which are specific to each calendar-year rating period based on our strategic plan, and market, performance and regulatory initiatives.  Executive officers are evaluated on the attainment of goals only.  These evaluations are performed at the end of each year and are used to determine both merit increases to base salary and the individual performance component of the incentive compensation plan.

Cash-Based Incentive Compensation.  Our current cash-based incentive program is intended to reward employees based upon the successful performance of East Boston Savings Bank and the attainment of individual performance goals.  The Compensation Committee determines the bonus for the Chief Executive Officer, and for all employees, based upon five criteria: loan growth; deposit growth; cost of funds; net operating income and efficiency ratio.  All recommendations are presented to the Executive Committee of the board of directors for final ratification.  See “—Compensation for the Named Executive Officers in 2007—Chief Executive Officer Compensation,” below.

Long-Term Compensation. Following our initial public offering, we intend to establish a long-term incentive compensation program to deliver competitive awards to our management team.  We expect to use an equity-based, long-term incentive compensation program to reward outstanding performance with incentives that focus our management team on the task of creating long-term stockholder value.  By increasing the equity holdings of our management team, we will provide them with a continuing stake in our success.  The nature and size of awards to be made under an equity-based program will be based on a number of factors, including regulatory requirements, awards made to individuals holding comparable positions among our peer group of financial institutions and the tax or accounting treatment of specific equity compensation techniques.

Role of the Compensation Committee.  Prior to our initial public offering, the Compensation Committee of East Boston Savings Bank developed and administered the executive compensation program.  As a public company, we have established a Compensation Committee of Meridian Interstate Bancorp to develop our executive compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy.  The Committee, which consists of Ms. DiMaria and Messrs. Del Rossi and Gambardella, all independent directors, are responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive programs. The Committee reviews and approves all compensation decisions relating to our executive officers.  The Committee operates under the mandate of a formal charter that establishes a framework for the fulfillment of its responsibilities.

Role of Management.  Our Chief Executive Officer makes recommendations as to the appropriate mix and level of compensation for other executive officers to the Compensation Committee and determines the compensation for subordinates of executive officers.  In making his recommendations, the Chief Executive Officer considers the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee.  Our Chief Executive Officer will not participate in discussions related to his compensation or the Committee’s review of any documents related to the determination of his compensation, however.

Peer Group Analysis.  In its review of overall compensation, the Compensation Committee has referred to information published by Massachusetts Banking Association/Clarke Consulting Group with respect to compensation paid by a peer group of 123 financial institutions of similar assets size and geographic location.  As a public company, a critical element of our compensation philosophy and a key determinant of specific compensation decisions for our management team will be a comparative analysis of our compensation mix and levels relative to a peer group of publicly-traded banks and thrifts.  We firmly believe that the cornerstone of our compensation program is the maintenance of a competitive compensation program relative to the companies with whom we compete for talent.   The peer group will reflect consideration of several factors, including geographic location, size, operating characteristics, and financial performance.

Allocation Among Compensation Components.  Under our present structure, base salary has represented the largest component of compensation for our executive officers.  As a public company, we expect that the mix of base salary, bonus and long-term cash and equity compensation will vary, depending upon the role of the individual officer in the organization.  In allocating compensation among these elements, we believe that the compensation of our most senior levels of management should be predominately performance-based, while lower levels of management should receive a greater portion of their compensation in base salary.

Severance and Change in Control Benefits.  We have entered into amended and restated employment agreements with our senior officers on terms consistent with the compensation packages for the highest senior management among our peers and a severance plan for certain other employees.  The severance payments under these agreements, which are contingent on the occurrence of certain termination events, are intended to provide the executive with a sense of security in making the commitment to dedicate his or her professional career to the success of our company.

Tax and Accounting Considerations.  In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program.  Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements.  As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.  To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible.  However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner.

Retirement Benefits; Employee Welfare Benefits.  Currently, our primary retirement savings vehicle is our defined contribution 401(k) plan, which enables our employees to supplement their retirement savings with elective deferral contributions that we match at specified levels.  In addition to retirement programs, we provide our employees with coverage under medical, life insurance and disability plans on terms consistent with industry practice.  We also sponsor a supplemental executive retirement plan to provide certain officers with supplemental benefits.  (See “—Nonqualified Deferred Compensation.”)

Director Compensation. Our outside directors are compensated through a combination of retainers and meeting fees.  Directors who are also employees of East Boston Savings Bank do not receive additional compensation for service on the board.  The level and mix of director compensation is revised by the Compensation Committee on a periodic basis to ensure consistency with the objectives of our overall compensation philosophy.  We expect that, in the future, our review of director compensation will also consider the increased responsibility and liability of directors at publicly traded companies due to changes in the regulatory environment and the heightened scrutiny of corporate governance practices.

Stock Compensation Grant and Award Practices.  As a mutual holding company without public stockholders, we were not able to make equity-based awards to our officers and employees.  As a public company, we expect that, following our implementation of an equity compensation program, our Compensation Committee’s grant-making process will be independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or stock option exercise prices.  Similarly, we expect that the release of material nonpublic information will never be timed with the purpose or intent to affect the value of executive compensation.

Stock Ownership Requirements.  As a mutual holding company without public stockholders, we had not adopted formal stock ownership requirements for our senior officers and board members.  We expect that the Compensation Committee will review prevailing practices among peer companies with respect to stock ownership guidelines and determine whether such guidelines are appropriate.

Compensation for the Named Executive Officers in 2007.

Chief Executive Officer Compensation.   Mr. Gavegnano was appointed our Chief Executive Officer in July 2007.  Prior to this appointment, Mr. Gavegnano served as our independent Chairman of the Board and received a fee of $54,600 in 2006.  In determining compensation for Mr. Gavegnano as our Chief

Executive Officer, the Compensation Committee reviewed salaries and pay grades of similar executives at peer institutions as compiled by industry standard surveys.  Using this data the Committee determined an equitable pay scale for Mr. Gavegnano.

Compensation for our Other Named Executive Officers.  In determining compensation for Messrs. Verdonck, Freehan and Siuda, the Compensation Committee reviewed salaries and pay grades of similar executives at peer institutions as compiled by industry standard surveys.  Using this data the Committee determined equitable pay scales within which annual merit increases would be made.  The Committee then determined the merit increases based on written analyses of the accomplishments and attainment of goals for each executive during the preceding year.  These increases took effect on January 1, 2007.

Summary Compensation Table

The following information is furnished for all individuals serving as the principal executive officer and principal financial officer of Meridian Interstate Bancorp or its subsidiaries for the 2007 fiscal year and the most highly compensated executive officers of Meridian Interstate Bancorp or its subsidiaries whose total compensation for the 2007 fiscal year exceeded $100,000.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Richard J. Gavegnano	2007	$178,216	$		$203,488	$—	$381,704
Chairman of the Board and Chief Executive Officer	2006	$153,585		$—	$20,383	$—	$173,968

Robert F. Verdonck	2007	$360,992		$52,381	$173,494	$64,021	$650,888
President	2006	$349,207		$47,067	$103,768	$28,228	$528,270

Philip F. Freehan	2007	$232,323		$33,550	$68,663	$39,834	$374,370
Executive Vice President	2006	$223,667		$21,581	$56,984	$20,277	$322,509

Leonard V. Siuda	2007	$173,071		$24,986	$126,690	$38,605	$363,352
Treasurer and Chief Financial Officer	2006	$166,574		$19,219	$92,923	$18,934	$297,650
(1)
For Mr. Gavegnano, represents fees relating to Mr. Gavegnano’s service as Chairman of the Board, and as a member on the board of directors of East Boston Savings Bank, board of trustees of Meridian Financial Services, committees of each board and as a Corporator of Meridian Financial Services.

(2)
For each year, represents the actuarial change in pension value in the executives’ accounts from December 31 of the prior year to December 31 of the reported year under each executive’s Supplemental Executive Retirement Agreement.

(3)
For 2007, consists of two components.  Employer contributions under the company match and safe harbor provision of the 401(k) Plan were $22,651, $15,952 and $11,880 for Messrs. Verdonck, Freehan and Siuda, respectively.  Transportation compensation paid to executives in conjunction with termination of bank-provided automobiles for executives was $41,370, $23,882 and $26,725 for Messrs. Verdonck, Freehan and Siuda, respectively.

Employment Agreements

In connection with Meridian Interstate Bancorp’s stock offering, East Boston Savings Bank plans to enter into amended and restated employment agreements with each of Robert F. Verdonck, its President and Chief Executive Officer, Philip F. Freehan, its Executive Vice President and Senior Loan Officer, and Leonard V. Siuda, its Treasurer and Chief Financial Officer.  In addition, Meridian Interstate Bancorp plans to enter into an employment agreement with Richard J. Gavegnano, its Chairman of the Board and Chief Executive Officer.  The agreements are currently being reviewed and assessed by the Compensation Committee.  Each of the employment agreements with East Boston Savings Bank and Meridian Interstate Bancorp are substantially identical and are collectively referred to as the “employment agreements.”  The employment agreements are intended to ensure that East Boston Savings Bank and Meridian Interstate

Bancorp will maintain a stable and competent management base.  The continued success of East Boston Savings Bank and Meridian Interstate Bancorp depends to a significant degree on the skills and competence of its officers.

The employment agreements provide for a two-year term.  The term of the employment agreements extends on a daily basis, unless written notice of non-renewal is given by the board of directors of Meridian Interstate Bancorp or East Boston Savings Bank or by the executive.  The employment agreements provide for a base salary for Messrs. Gavegnano, Verdonck, Freehan and Siuda of $300,000, $360,992, $232,323 and $173,071 respectively.  In addition to a base salary, the employment agreements provide for, among other things, participation in our annual incentive plan and certain employee benefits plans.  The employment agreements provide for termination by East Boston Savings Bank or Meridian Interstate Bancorp for cause, as defined in the agreements, at any time.  If East Boston Savings Bank or Meridian Interstate Bancorp terminates an executive’s employment for reasons other than for cause, or if an executive resigns from East Boston Savings Bank or Meridian Interstate Bancorp after a:  (1) material diminution of duties and authority; (2) demotion from his current position; (3) removal from his seat on the board of directors (as applicable); (4) reduction in base salary (unless the reduction affects all or substantially all officers); (5) relocation of the executive’s principal place of employment by more than 50 miles (10 miles in the event of a change in control); or (6) failure of East Boston Savings Bank or Meridian Interstate Bancorp to comply with the material terms of the agreement, then the executive would receive a lump sum severance payment equal to the sum of (i) two times his current annual base salary and (ii) the value of 24 months of health insurance premiums.  In that case Messrs. Gavegnano, Verdonck, Freehan and Siuda would receive a severance benefit equal to $610,512, $750,370, $493,032 and $374,428, respectively.  Upon termination of the executive for reasons other than a change in control (see below), the executive must adhere to a two year non-competition restriction.

Under the employment agreement, if voluntary or involuntary termination follows a change in control of East Boston Savings Bank or Meridian Interstate Bancorp, the executive would receive a severance payment equal to 2.99 times his “base amount,” less any other “parachute payments” as those terms are defined under Section 280G of the Internal Revenue Code.  In the event the executives terminate employment in connection with a change in control, the maximum severance payment for Messrs. Gavegnano, Verdonck, Freehan and Siuda would receive (based on taxable compensation earned from 2003 to 2007) equals $343,254, $1.2 million, $725,583, and $546,759, respectively.  Generally, an executive’s “base amount” equals the average of the taxable compensation paid to him for the preceding five taxable years.

Employee Severance Compensation Plan

In connection with Meridian Interstate Bancorp’s stock offering, the Compensation Committee approved the East Boston Savings Bank Employee Severance Compensation Plan to provide severance benefits to eligible employees whose employment terminates in connection with a change in control of East Boston Savings Bank or Meridian Interstate Bancorp.  Employees become eligible for severance benefits under the plan if they have a minimum of one year of service with East Boston Savings Bank.  Individuals who enter into employment or change in control-related severance agreements with East Boston Savings Bank or Meridian Interstate Bancorp will not participate in the severance plan.  Under the severance plan, if, within 12 months of a change in control, East Boston Savings Bank or Meridian Interstate Bancorp or their successors terminate an employee’s employment or if the individual voluntarily terminates employment upon the occurrence of events specified in the severance plan, then that individual will receive a severance payment equal to two week’s compensation for each year of service with East Boston Savings Bank, up to a maximum payment equal to six months of the employee’s base compensation or, if otherwise designated by the board of directors, certain management level employees would receive a severance payment equal to one year’s compensation regardless of their years of service.  East Boston Savings Bank has designated all Assistant Vice Presidents and above not covered by an employment agreement as eligible for a minimum one-year severance benefit.  Based solely on compensation and service levels as of December 31, 2007, the total payments due under the terms of the severance plan would be approximately $4.8 million, if all eligible employees are terminated, which is an unlikely event.

Benefit Plans

Employee Stock Ownership Plan.  In connection with the stock offering, East Boston Savings Bank adopted an employee stock ownership plan for eligible employees of East Boston Savings Bank. Eligible employees who had attained age 18 and were employed by East Boston Savings Bank or Meridian Interstate Bancorp at the closing date of the offering (January 23, 2008), and had completed three months of service, began participating in the plan as of that date. Thereafter, new employees of East Boston Savings Bank and Meridian Interstate Bancorp who have attained age 18 and completed three months of service during a continuous 12-month period will be eligible to participate in the employee stock ownership plan as of the first entry date following completion of the plan’s eligibility requirements.

East Boston Savings Bank engaged an independent third party trustee to purchase, on behalf of the employee stock ownership plan, 828,000 shares of common stock, representing 8.0% of the total number of shares of Meridian Interstate Bancorp sold in the stock offering and contributed to the charitable foundation. The purchase was funded by a subsidiary capitalized by Meridian Interstate Bancorp. The loan equaled 100% of the aggregate purchase price of the common stock. The loan to the employee stock ownership plan will be repaid principally from East Boston Savings Bank’s contributions to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 20- year term of the loan. The interest rate for the employee stock ownership plan loan is 6.5%.

Shares purchased by the employee stock ownership plan with the proceeds of the employee stock ownership plan loan will be held in a suspense account and released on a pro rata basis as the loan is repaid. Discretionary contributions to the employee stock ownership plan and shares released from the suspense account will be allocated among participants on the basis of each participant’s proportional share of compensation.

Participants will vest 100% in the benefits allocated under the employee stock ownership plan upon completing three years of service with East Boston Savings Bank or its affiliates.  A participant will become fully vested at retirement, upon death or disability, upon a change in control or upon termination of the employee stock ownership plan. Benefits are generally distributable upon a participant’s separation from service. Any unvested shares that are forfeited upon a participant’s termination of employment will be reallocated among the remaining plan participants.

Plan participants will be entitled to direct the plan trustee on how to vote common stock credited to their accounts.  The trustee will vote allocated shares held in the employee stock ownership plan as instructed by the plan participants and unallocated shares and allocated shares for which no instructions are received will be voted in the same ratio on any matter as those shares for which instructions are given, subject to the fiduciary responsibilities of the trustee.

Under applicable accounting requirements, compensation expenses for a leveraged employee stock ownership plan is recorded at the fair market value of the employee stock ownership plan shares when committed to be release to participants accounts.

The employee stock ownership plan must meet certain requirements of the Internal Revenue Code and the Employment Retirement Income Security Act of 1974, as amended.  East Boston Savings Bank has requested a favorable determination letter from the Internal Revenue Service regarding the tax-qualified status of the employee stock ownership plan.  East Boston Savings Bank expects to receive a favorable determination letter, but cannot guarantee that it will.

Nonqualified Deferred Compensation

Supplemental Executive Retirement Agreements.  East Boston Savings Bank has entered into supplemental executive retirement agreements with each of Messrs. Verdonck, Freehan and Siuda.  Meridian Interstate Bancorp has entered into a substantially similar agreement with Mr. Gavegnano in lieu of the agreement that was in place for Mr. Gavegnano as a director.  Under the agreements, if the executive terminates employment after 10 years of service, he will receive an annual benefit (paid monthly) equal to 70% of his final average compensation, offset by his annual pension benefit.  For purposes of the agreements, an executive’s final average compensation equals the three years’ base salary that results in the highest average.  Messrs. Verdonck and Freehan become 50% vested in the annual benefit upon the completion of ten years of service and continues to vest an additional 5% for the next ten years of service, so that they are fully vested following 20 years of service.  The benefit is reduced by 2.5% for each year the executive receives the benefit prior to reaching age 65.  Notwithstanding the foregoing, the accrued benefit shall not be reduced by the 2.5% increments after the Executive has completed 25 years of service with the Bank, or following a Change in Control. Mr. Siuda’s agreement provides that he will vest ratably in the stated benefit over a period of 18 years so that he becomes fully vested upon attainment of age 65. Mr. Gavegnano’s agreement provides that he will vest ratably in the stated benefit over a period of eight years (12.5% per year) so that he becomes fully vested upon attainment of age 68. Mr. Gavegnano’s benefit is not offset by any pension benefit since Mr. Gavegnano did not participate in the former pension plan. The benefit is paid in a lump sum. If the executive dies while employed, his beneficiary will receive a benefit for their life, assuming the executive had retired on his date of death.

The following table provides information for the Supplemental Executive Retirement Agreements.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Richard J. Gavegnano	Supplemental Executive Retirement Agreement	0.5	$203,488
Robert F. Verdonck	Supplemental Executive Retirement Agreement	23	1,755,074
Philip F. Freehan	Supplemental Executive Retirement Agreement	23	906,999
Leonard V. Siuda	Supplemental Executive Retirement Agreement	14	697,158

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of Meridian Interstate Bancorp during the 2007 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	Total ($)
Vincent D. Basile	$41,746	$25,761	$67,507
Marilyn A. Censullo	4,550	—	4,550
James P. Del Rossi	66,741	66,881	133,622
Anna R. DiMaria	31,850	—	31,850
Domenic A. Gambardella	59,834	17,742	77,576
Edward L. Lynch	37,941	18,008	55,949
Gregory F. Natalucci	30,859	8,199	39,058
James G. Sartori	56,229	26,922	83,151
Paul T. Sullivan	55,841	19,145	74,986
(1)	Represents the actuarial change in pension value in the directors’ accounts from December 31, 2006 to December 31, 2007 under each director’s Supplemental Executive Retirement Agreement.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on the board of directors of Meridian Financial Services, Meridian Interstate Bancorp and East Boston Savings Bank during 2008.  The meeting fee for East Boston Savings Bank is paid only to the two directors of the Bank who are not directors of the Company or Meridian Financial Services, Incorporated, who serve as required under Massachusetts state law.

Meridian Interstate Bancorp
Board meeting fee	$700
Meeting fee for Clerk	$300
Meeting fee for Audit Committee member	$1,500
Meeting fee for Audit Committee Chairman	$2,000
Meeting fee for Audit Committee Clerk	$1,800
Annual fee for Strategic Planning Committee member	$1,500

East Boston Savings Bank
Monthly fee for Executive Committee members	$3,000
Meeting fee for independent non-holding company members	$700

Meridian Financial Services
Annual Corporator Fee	$250

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission.  Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.  See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of
Meridian Interstate Bancorp, Inc.

Domenic A. Gambardella, Chair
Vincent D. Basile
James P. Del Rossi
Anna R. DiMaria

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of April 2, 2008, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock.  A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.  Percentages are based on 23,000,000 shares of Company common stock issued and outstanding as of April 2, 2008.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding

Meridian Financial Services, Incorporated 10 East Meridian Street East Boston, Massachusetts 02128	12,650,000	55.0%

Bay Pond Partners, L.P. C/O Wellington Management Company, LLP 75 State Street Boston, MA 02109	1,275,100	5.5%

The following table provides information as of March 31, 2008 about the shares of Meridian Interstate Bancorp common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.  Percentages are based on 23,000,000 shares of Company common stock issued and outstanding as of March 31, 2008.

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Directors
Vincent D. Basile	2,500		*
Marilyn A. Censullo	1,000		*
James P. Del Rossi	10,000		*
Anna M. DiMaria	5,000		*
Philip F. Freehan	15,000	(1)	*
Domenic A. Gambardella	5,000	(2)	*
Richard J. Gavegnano	40,000		*
Edward L. Lynch	10,000		*
Gregory F. Natalucci	400	(3)	*
James G. Sartori	2,500	(4)	*
Paul T. Sullivan	2,500		*
Robert F. Verdonck	30,000	(5)	*
Named Executive Officer Who Is Not Also A Director			*
Leonard V. Siuda	15,000	(6)	*
All directors and executive officers as a group (13 persons)	138,900		*
______________________
*	Less than 1%.
(1)	Includes 15,000 shares held in an IRA.
(2)	Includes 5,000 shares held jointly with spouse.
(3)	Includes 400 shares held in an IRA.
(4)	Includes 2,500 shares held jointly with spouse.
(5)	Includes 30,000 shares held in an IRA.
(6)	Includes 15,000 shares held in an IRA.

We do not have any equity compensation program that was not approved by stockholders, other than our employee stock ownership plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The aggregate amount of loans by East Boston Savings Bank to its executive officers and directors, and members of their immediate families, was $11.9 million at December 31, 2007.  As of that date, these loans were performing according to their original repayment terms.  The outstanding loans made to our directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to East Boston Savings Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Pursuant to Meridian Interstate Bancorp’s Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of Meridian Interstate Bancorp’s transactions with directors and executive officers of Meridian Interstate Bancorp and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved.  Also, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Meridian Interstate Bancorp’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.  Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of Meridian Interstate Bancorp must disclose any existing or emerging conflicts of interest to the Chairman of the Board and Chief Executive Officer of Meridian Interstate Bancorp.  Such potential conflicts of interest include, but are not limited to, the following: (i) Meridian Interstate Bancorp conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with Meridian Interstate Bancorp.

Director Independence

All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Mr. Richard J. Gavegnano, our Chairman of the Board and Chief Executive Officer, Mr. Robert F. Verdonck, our President, and Mr. Philip F. Freehan, our Executive Vice President.

In determining the independence of our directors, the board of directors considered loans to directors and members of their immediate families, and legal fees paid to or received by, directly or indirectly, Directors Lynch, DiMaria and Sullivan, which were not required to be disclosed individually under “—Transactions with Related Persons.”

Item 14.  Principal Accountant Fees and Services

Audit Fees

The following table sets forth the fees paid by the Company for the fiscal years ending December 31, 2007 and December 31, 2006 by Wolf & Company, P.C.

	2007	2006
Audit fees (1)	$186,000	$74,000
Audit-related fee (2)	$318,300	$12,700
Tax fees (3)	$22,500	$21,000
All other fees (4)	$31,000	$30,350
_________________
(1)	Audit fees relate to the audit of the Company’s annual consolidated financial statements and quarterly review fees.
(2)	Audit-related fees pertain to the audit of the Company’s defined contribution plan in both 2006 and 2007, as well as services rendered for the Company’s stock offering in 2007.
(3)	Tax fees consist of tax return preparation and other tax matters.
(4)	All other fees pertain to software licensing fees paid for use of an online based risk management program and compliance activities.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In accordance with its charter adopted in connection with our becoming a public company, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, in connection with our becoming a publicly-traded company, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.  Requests for services by the independent registered public accounting firm for compliance with the audit or services policy must be specific as to the particular services to be provided.  The request may be made with respect to either specific services or a type of service for predictable or recurring services.  During the years ended December 31, 2007 and 2006, 95% and 81% of audit services were approved, in advance, by the Audit Committee.  The services that were not pre-approved related to services rendered prior to our becoming a public company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

None.

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

MERIDIAN INTERSTATE BANCORP, INC.

Date:	April 29, 2008	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman of the Board and Chief Executive Officer
(Duly Authorized Representative)