Form 10-Q
period 2008-03-31
MERIDIAN INTERSTATE BANCORP INC
filed 2008-05-14
CIK 1411974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  001-33898

Meridian Interstate Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	20-4652200
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10 Meridian Street, East Boston, Massachusetts 02128
(Address of principal executive offices)

(617) 567-1500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one): Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☒   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

At May 9, 2008, the registrant had 23,000,000 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$11,583	$11,821
Federal funds sold	141,364	91,272
Total cash and cash equivalents	152,947	103,093

Certificates of deposit	2,000	-
Securities available for sale, at fair value	251,045	267,058
Federal Home Loan Bank stock, at cost	3,165	3,165

Loans	583,168	571,741
Less allowance for loan losses	(3,768)	(3,637)
Loans, net	579,400	568,104

Bank-owned life insurance	22,188	18,003
Investment in affiliate bank	10,604	10,772
Premises and equipment, net	22,629	22,816
Accrued interest receivable	5,250	5,764
Other assets	4,613	4,451
Total assets	$1,053,841	$1,003,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$53,499	$51,396
Interest-bearing	752,095	723,050
Total deposits	805,594	774,446

Stock subscriptions	-	62,518
Short-term borrowings	9,154	9,154
Long-term debt	21,073	27,373
Accrued expenses and other liabilities	14,555	14,051
Total liabilities	850,376	887,542

Stockholders' equity:
Common stock, no par value 50,000,000
shares authorized; 23,000,000 and 0 shares
issued and outstanding at March 31, 2008
and December 31, 2007, respectively	-	-
Additional paid-in capital	100,628	-
Retained earnings	107,214	109,177
Accumulated other comprehensive income	3,799	6,507
Unearned compensation- ESOP, 817,650
shares and 0 shares at March 31, 2008
and December 31, 2007, respectively	(8,176)	-
Total stockholders' equity	203,465	115,684
Total liabilities and stockholders' equity	$1,053,841	$1,003,226

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Interest and dividend income:
Interest and fees on loans	$9,183	$8,672
Interest on debt securities	2,612	2,757
Dividends on equity securities	265	279
Interest on federal funds sold	1,063	187
Total interest and dividend income	13,123	11,895

Interest expense:
Interest on deposits	6,911	6,116
Interest on short-term borrowings	62	89
Interest on long-term debt	312	387
Total interest expense	7,285	6,592

Net interest income	5,838	5,303
Provision for loan losses	131	72
Net interest income, after provision
for loan losses	5,707	5,231

Non-interest income:
Customer service fees	696	637
Loan fees	178	171
Gain on sales of loans, net	19	17
Gain on sales of securities, net	2,266	2,032
Income from bank-owned life insurance	185	162
Equity loss on investment in affiliate bank	(168)	(83)
Total non-interest income	3,176	2,936

Non-interest expenses:
Salaries and employee benefits	4,092	3,736
Occupancy and equipment	780	702
Data processing	387	363
Marketing and advertising	246	140
Professional services	309	155
Contribution to the Meridian
Charitable Foundation	3,000	-
Other general and administrative	498	440
Total non-interest expenses	9,312	5,536

Income (loss) before income taxes	(429)	2,631

Provision (benefit) for income taxes	(108)	836

Net income (loss)	$(321)	$1,795

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Three months ended March 31, 2007
Balance at December 31, 2006	-	$-	$-	$106,911	$-	$3,364	$110,275
Comprehensive income:
Net income	-	-	-	1,795	-	-	1,795
Change in net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	(559)	(559)
Total comprehensive income							1,236
Balance at March 31, 2007	-	$-	$-	$108,706	$-	$2,805	$111,511
Three months ended March 31, 2008
Balance at December 31, 2007	-	$-	$-	$109,177	$-	$6,507	$115,684
Comprehensive loss:
Net loss	-	-	-	(321)	-	-	(321)
Change in net unrealized gain on securities
available for sale, net of reclassification
adjustment and tax effects	-	-	-	-	-	(2,713)	(2,713)
Amortization of prior service cost, net
of tax effects	-	-	-	-	-	5	5
Total comprehensive loss							(3,029)
Adjustment to initially apply EITF 06-4	-	-	-	(1,642)	-	-	(1,642)
Issuance of 12,650,000 shares
to the mutual holding company	12,650,000	-	-	-	-	-	-
Issuance of 10,050,000 shares in the initial public
offering, net of expenses of $2,867	10,050,000	-	97,633	-	-	-	97,633
Contribution of common stock to the
Meridian Charitable Foundation, Inc.	300,000	-	3,000	-	-	-	3,000
Purchase of common stock by the ESOP	-	-	-	-	(8,280)	-	(8,280)
Unallocated ESOP, shares earned (10,350 shares earned)	-	-	(5)	-	104	-	99
Balance at March 31, 2008	23,000,000	$-	$100,628	$107,214	$(8,176)	$3,799	$203,465

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(321)	$1,795
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Contribution of stock to charitable foundation	3,000	-
Earned ESOP shares	99	-
Provision for loan losses	131	72
Amortization of net deferred loan origination fees	(78)	(159)
Net amortization of securities available for sale	150	225
Depreciation and amortization expense	324	349
Gain on sales of securities, net	(2,266)	(2,032)
Loss on sale of foreclosed real estate	5	-
Deferred income tax provision (benefit)	(1,152)	3
Income from bank-owned life insurance	(185)	(162)
Equity loss on investment in affiliate bank	168	83
Net changes in:
Accrued interest receivable	514	88
Other assets	3,666	707
Accrued expenses and other liabilities	(1,131)	(429)
Net cash provided by operating activities	2,924	540

Cash flows from investing activities:
Purchases of certifictes of deposit	(2,000)	-
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	25,750	19,007
Proceeds from sales	9,804	19,000
Purchases	(22,203)	(32,404)
Redemption of Federal Home Loan Bank stock	-	206
Loans originated, net of principal payments received	(12,257)	(3,929)
Purchase of bank-owned life insurance	(4,000)	-
Purchases of premises and equipment	(137)	(2,650)
Proceeds from sales of foreclosed real estate	290	-
Net cash used in investing activities	(4,753)	(770)

(continued)

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash flows from financing activities:
Net increase in deposits	31,148	6,053
Proceeds from sale of common stock	97,633	-
Common stock purchased by ESOP	(8,280)	-
Stock subscriptions	(62,518)	-
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	-	169
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(6,300)	(450)
Net cash provided by financing activities	51,683	5,772

Net change in cash and cash equivalents	49,854	5,542

Cash and cash equivalents at beginning of period	103,093	23,494

Cash and cash equivalents at end of period	$152,947	$29,036

Supplemental cash flow information:
Interest paid on deposits	6,917	6,104
Interest paid on borrowings	404	472
Income taxes paid	20	25
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	908	-

See accompanying notes to unaudited consolidated financial statements.

Index

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Meridian Interstate Bancorp, Inc.  (the “Company” or “Meridian Interstate”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (“the Bank”) to be its holding company.  Meridian Interstate owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities.  In addition, Meridian Interstate owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  Meridian Financial Services, Inc. (“Meridian Financial Services”) is the mutual holding company for Meridian Interstate and holds 12,650,000 shares or 55% of Meridian Interstate’s outstanding common stock.

The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008, and is available through the SEC’s website at www.sec.gov.

In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the fair values of financial instruments.

2.	Stock Offering

The Company completed its initial public stock offering on January 22, 2008 and sold 10,050,000 shares of its outstanding common stock to subscribers in the offering at a price of $10.00 per share, including 828,000 shares sold to the company’s employee stock ownership plan.  Concurrent with the initial public offering, Meridian Financial Services was issued 12,650,000 shares, or 55.0% of the Company’s outstanding common stock.   Because Meridian Interstate did not have outstanding shares of common stock for the entire quarter ended March 31, 2008, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

    Net investable proceeds from the initial public offering were approximately $89,353,000.   In connection with the initial public offering, the Company also contributed 300,000 shares of common stock to the Meridian Charitable Foundation, resulting in a pre-tax non-interest expense charge of $3.0 million, in the quarter ended March 31, 2008.

As part of the offering, Meridian Interstate established a liquidation account of $114,216,000, which is equal to the net worth of Meridian Interstate as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering.  The liquidation account will be maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Index

Meridian Interstate may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

3.	Subsequent Event

In April 2008, the Company obtained new advances totaling $45.0 million from the Federal Home Loan Bank of Boston (“FHLB”) as part of its leveraging strategy and to take advantage of favorable interest rates.  The advances mature from 2011 to 2013, with rates ranging from 2.99% to 3.54%.   The average borrowing rate is 3.27% and the average term is four years.

4.	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), "Fair Value Measurements," which provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements.  The Company’s disclosures relating to SFAS No. 157 are set forth in Note 5.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The adoption of the SFAS No. 157 did not have a material affect on the Company's consolidated financial statements.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”   SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

Effective January 1, 2008, the Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  The Company is the sole owner of life insurance policies pertaining to certain of the Company’s employees.  The Company has entered into agreements with these individuals whereby the Company will pay to the individual’s estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  EITF 06-4 addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  The implementation of this guidance on January 1, 2008 resulted in other liabilities increasing by $1.6 million with a corresponding decrease in retained earnings on the consolidated balance sheet.

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

Index

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

5.	Fair Value Measurement

As discussed in Note 4, SFAS No. 157 was implemented by the Company effective January 1, 2008.  SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means for substantially the full term of the asset.

Level 3:  Significant unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Company's valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available.  If quoted prices are not available, fair values are measured using pricing models.

The Company utilizes a third party pricing service to obtain fair values for investment securities.  The pricing service utilizes the following method to value the security portfolio.

The securities measured at fair value utilizing Level 1 inputs are marketable equity securities and utilizing Level 2 inputs are corporate obligations, obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities.  The fair values represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others.   The Company does not currently have any Level 3 securities in its portfolio

Loans:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral.

Index

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
(In thousands)
Securities available for sale	$251,045	$33,384	$217,661

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008 were as follows:

	Assets at Fair Value	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
(In thousands)
Impaired loans (1)	$1,321	$1,321	$(148)

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.

The Company did not have any significant changes in valuation methodology during the quarters ended March 31, 2008 or 2007.  The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis.  The Company measures the fair value of the following on a nonrecurring basis:  (1) long-lived assets and (2) foreclosed assets.

6.	Employee Benefits

   Employee Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its employees effective January 1, 2008. The ESOP covers all of the Company’s eligible employees.  Employees are eligible to participate in the ESOP after satisfaction of the following requirements: attainment of age 18 and completion of three months of employment.  The ESOP acquired 828,000 shares in the stock offering with the proceeds of a loan totaling $8.3 million from the Company’s subsidiary, Meridian Funding Corporation. Company contributions to the ESOP are at the discretion of the Company’s Board of Directors but at a minimum will be sufficient to service the annual debt of the ESOP.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers’ Accounting for Employees Stock Ownership Plans”.  Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheets.  Shares will be released from collateral to settle the Company’s obligation under the ESOP at the ESOP’s year end.  The number of shares to be released will be based on the fair value of the shares at that date required to settle the liability.  As shares are released from collateral, the shares become outstanding for EPS computations.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Meridian Interstate.  The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios.  Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2007, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management has identified accounting for the allowance for credit losses and income taxes as the Company’s most critical accounting policies.  The Company’s critical accounting policies have not changed since December 31, 2007.

Index

General

Selected Financial Data

The following is a summary of operating and financial condition highlights as of and for the periods indicated:

	Financial Condition Highlights
	At	At
	March 31,	December 31,
(In thousands)	2008	2007

Total assets	$1,053,841	$1,003,226
Secuities available for sale	251,045	267,058
Net loans	579,400	568,104
Deposits	805,594	774,446
Borrowed funds	30,227	36,527
Stockholders' equity	203,465	115,684

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Net interest income	$5,838	$5,303
Provision for loan losses	131	72
Non-interest income	3,176	2,936
Non-interest expenses	9,312	5,536
Provision (benefit) for income taxes	(108)	836
Net income (loss)	(321)	1,795

Interest rate spread	1.82%	2.12%
Net interest margin	2.43%	2.58%

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased by $50.6 million, or 5.0%, from $1.0 billion at December 31, 2007 to $1.05 billion at March 31, 2008.  The increase in assets was due to the influx of net proceeds from the initial public offering of $89,353,000, and was offset in part by the reduction in stock subscription escrow funds which totaled $62,518,000 at December 31, 2007.  Cash and equivalents increased by $49.9 million as a portion of the net proceeds received in the stock offering remain invested in federal funds.  Net loans increased by $11.3 million, or 2.0%, while securities available for sale decreased $14.6 million, or 6.0%, due to sales, maturities and amortization of the portfolio.  Deposit balances increased by $31.1 million, or 4.0% despite the end of our offering promotional rates.

Loans growth continued in the first quarter of 2008.  Growth in total real estate loans was $10.0 million, or 1.8%, including increases of $6.8 million, or 3.0%, in one- to four-family real estate loans.  The Company has experienced increased activity in this loan category in 2008.  An increase in commercial real estate loans of $15.2 million, or 8.7%, was offset by a decrease in the balance of construction loans of $12.6 million, due to the transfer to the real estate portfolio upon project completion.  The Company continues to develop the commercial business loan portfolio, which increased by $1.5 million, or 12.8%, from December 31, 2007.

Index

Deposits increased by $31.1 million, or 4.0%, as customers are showing a preference for insured deposit accounts, despite the end of our offering promotional market pricing in January 2008.  Interest-bearing checking deposits increased by $3.5 million, or 10.3%, to $37.1 million at March 31, 2008.  Certificates of deposit also increased by $23.2 million, to $455.1 million, despite the end of our offering promotional rates on this category.  Federal Home Loan Bank of Boston borrowings declined $6.3 million, to $30.2 million at March 31, 2008, as the Company elected to delay replacing maturing debt due to the increase in deposit balances, maturing securities and stock offering proceeds.

Stockholders’ equity increased by $87.8 million, to $203.5 million at March 31, 2008 from $115.7 million at December 31, 2007, mainly due to the stock offering, offset by the effects of the adoption of ETIF 06-4 of $1.6 million and the change in the net unrealized gain on securities available for sale of $2.7 million.

Securities

All securities held by the Company as of March 31, 2008 and 2007 were classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at March 31, 2008 and December 31, 2007 were as follows:

	At March 31,		At December 31,
	2008		2007
(In thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government – sponsored enterprises	$4,001	$4,033	$7,002	$6,975
Corporate bonds	211,876	213,585	219,626	220,629
Mortgage-backed securities	42	43	43	43

Total debt securities	215,919	217,661	226,671	227,647
Marketable equity securities	28,360	33,384	28,843	39,411
Total securities available for sale	$244,279	$251,045	$255,514	$267,058

The available for sale securities portfolio declined by $16.0 million due to maturities, amortization, and sales.    The funds generated from the portfolio were used primarily to pay down borrowings and fund loan originations.   At March 31, 2008, unrealized losses in our debt portfolio ranged from 0% to 22%, and unrealized losses in our equity portfolio ranged from 0% to 36%.  At March 31, 2007, unrealized losses in our debt portfolio ranged from 0% to 22%, and unrealized losses in our equity portfolio ranged from 0% to 15%.   Management continues to carefully monitor the securities that have been determined to have temporary market declines.

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

Index

Loan Portfolio Analysis

Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, commercial, and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors.

Loan detail by category as of March 31, 2008 and December 31, 2007 were as follows:

	At March 31, 2008		At December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to four-family	$230,938	39.5%	$224,109	39.1%
Multi-family	27,912	4.8	26,855	4.7
Commercial real estate	190,231	32.5	175,072	30.5
Construction	99,203	17.0	111,796	19.5
Home equity lines
of credit	21,101	3.6	21,541	3.8
Total real estate loans	569,385	97.4	559,373	97.6

Commercial business loans	13,373	2.3	11,859	2.1
Consumer loans	1,462	0.3	1,576	0.3
Total loans	584,220	100.0%	572,808	100.0%
Net deferred loan origination fees	(1,052)		(1,067)
Allowance for loan losses	(3,768)		(3,637)
Loans, net	$579,400		$568,104

Index

Analysis of Loan Loss Experience

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses as of the consolidated balance sheet reporting dates.  The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral.  Changes in the allowance for loan losses during the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Beginning Balance	$3,637	$3,362

Provision for loan losses	131	72
Charge offs:
Real estate loans	-	-
Commercial business loans	-	3
Consumer loans	-	-
Total charge-offs	-	3

Recoveries:
Real estate loans	-	-
Commercial business	-	-
Consumer loans	-	-
Total recoveries	-	-
Net recoveries (charge-offs)	-	(3)

Allowance at end of period	$3,768	$3,431

Allowance to non-accrual loans	127.95%	73.00%
Allowance to total loans outstanding	0.64%	0.63%
Net recovery (charge-offs) to average loans outstanding	0.00%	-0.03%

Provision for Loan Losses

Management made provisions of $131,000 and $72,000 for the quarters ended March 31, 2008 and 2007, respectively.  We recorded net charge-offs of $3,000 in the first quarter of 2007. The allowance for loan losses was $3.8 million, or 0.64% of total loans outstanding as of March 31, 2008, as compared to $3.6 million, or 0.63% of total loans outstanding as of December 31, 2007.   The increase in the balance of the allowance for loan losses is due to growth in the overall loan portfolio and management’s ongoing analysis of loan loss factors. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

Management believes that the increase in the loan loss provision is appropriate considering the growth of the loan portfolio, local market conditions and the overall economic environment.  While the Company’s non-accrual and impaired loan balances decreased during the quarter, specific reserves for impaired loans increased $59,000 during the quarter, reflecting the declining real estate values in the Company’s market area.

Index

Management’s Assessment of Asset Quality

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession.  Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection.  For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status.  Payments received at the time a loan is on non-accrual status are applied to principal.  Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table summarizes the non-performing assets at March 31, 2008 and December 31, 2007.

	At March 31,	At December 31,
(In thousands)	2008	2007
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$987	$2,059
Multi-family	-	-
Commercial real estate	1,623	1,561
Home equity lines of credit	-	98
Construction	335	1,218
Total real estate loans	2,945	4,936
Commercial business loans	-	45
Consumer loans	-	1
Total non-accrual loans	2,945	4,982

Foreclosed assets	1,173	560
Total nonperforming assets	$4,118	$5,542

Non-accrual loans to total loans	0.50%	0.87%
Non-accrual loans to total assets	0.28%	0.50%
Non-performing assets to total assets	0.39%	0.55%

Interest income that would have been recorded for the quarters ended March 31, 2008 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $140,000.  Foreclosed assets include three residential properties.  At March 31, 2008 or 2007, the Company did not have any troubled debt restructures or accruing loans past due 90 days or more.

Non-accrual loans decreased to $2.9 million at March 31, 2008 from $5.0 million at December 31, 2007.  In addition, $835,000 and $1.3 million of the non-accrual loans at March 31, 2008 and December 31, 2007, respectively, represented matured loans that were reported as non-accrual although the customer continued to make payments.  The percentage of total delinquent loans as a percentage of the total portfolio was 1.66% and 0.80% as of December 31, 2007, and March 31, 2008 respectively.

The Company had impaired loans totaling $3.5 million and $5.1 million as of March 31, 2008 and December 31, 2007, respectively.  Impaired loans totaling $621,000 million had a valuation allowance of $89,000 at December 31, 2007.  At March 31, 2008, impaired loans totaling $1.5 million had a valuation allowance of $148,000.  The Company’s average investment in impaired loans was $3.1 million and $3.2 million for the quarters ended March 31, 2008 and 2007, respectively.

Index

Deposits

Deposits are a major source of our funds for lending and other investment purposes.  Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

The following table summarizes the period end balance and the composition of deposits:

	At March 31, 2008		At December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$90,628	11.25%	$85,045	10.98%
Money market deposits	139,283	17.29	138,688	17.91
Regular and other deposits	120,614	14.97	118,837	15.34
Certificates of deposit	455,069	56.49	431,876	55.77
Total	$805,594	100.00%	$774,446	100.00%

Borrowings

Federal Home Loan Bank (“FHLB”) advances totaling to $9,154,000 at both March 31, 2008 and December 31, 2007 mature within one year, at a weighted average rate of 2.44% and 4.52%, respectively.

At March 31, 2008, long-term FHLB advances totaling $21.1 million mature through June 2010, with a weighted average yield of 4.43%.  As of December 31, 2007, long-term FHLB advances totaling $27.4 million were outstanding, with a weighted average yield of 4.48%.  The Company has utilized proceeds from the securities portfolio to pay down borrowings.

Index

Results of Operations for the Quarter Ended March 31, 2008 and March 31, 2007

Average Balance Table

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.

	For The Three Months Ended March 31,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$567,832	$9,183	6.50%	$537,640	$8,672	6.54%
Securities	259,907	2,877	4.45	281,120	3,036	4.38
Other interest-earning assets	138,471	1,063	3.09	14,342	187	5.28
Total interest-earning assets	966,210	13,123	5.46	833,102	11,895	5.79

Noninterest-earning assets	74,585			66,576
Total assets	$1,040,795			$899,678

Liabilities and equity:
Interest-bearing liabilities:
NOW deposits	$37,511	$68	0.72%	$37,671	$28	0.30%
Money market deposits	140,123	1,153	3.30	98,450	817	3.37
Regular and other deposits	145,970	395	1.09	130,960	378	1.17
Certificates of deposit	445,869	5,295	4.78	420,780	4,893	4.72
Total interest-bearing deposits	769,473	6,911	3.61	687,861	6,116	3.61

FHLB advances	35,913	374	4.19	40,378	476	4.78

Total interest-bearing liabilities	805,386	7,285	3.64	728,239	6,592	3.67

Noninterest-bearing demand deposits	51,801			52,309
Other noninterest-bearing liabilities	24,033			8,237
Total liabilities	881,220			788,785

Total equity	159,575			110,893
Total liabilities and equity	$1,040,795			$899,678

Net interest income		$5,838			$5,303
Interest rate spread (2)			1.82%			2.12%
Net interest margin (3)			2.43%			2.58%
Average interest-earning assets to average interest-bearing liabilities		119.97%			114.40%

(1) Loans on non accrual status are included in average balances.

(2) Interest rate spread represents the difference betweent the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Yields are annualized

Index

Financial Highlights

We recorded a loss a net loss of $321,000 for the quarter ended March 31, 2008, compared to net income of $1.8 million for the quarter ended March 31, 2007.  The 2008 net loss resulted primarily from a $3.0 million pre-tax contribution of stock to the Company’s charitable foundation, which was made as part of the Company’s minority stock offering, completed on January 22, 2008.   The loss from the contribution was offset, in part, by an increase in net interest income of $535,000, or a 10.1% increase, and an increase in noninterest income of $240,000, or 8.2%.

Analysis of Net Interest Income

Net interest income for the quarter ended March 31, 2008 was $5.8 million, an increase of $535,000, or 10.1%, from the quarter ended March 31, 2007.  An increase in interest earned on the loan portfolio due to a higher balance of loans and lower borrowing costs on FHLB advances were partially offset by an increase in the average balance and cost of deposits.

The Company’s net interest margin was 2.43% and 2.58% for the quarters ended March 31, 2008 and 2007, respectively.  An increase in the balance of lower yielding federal funds sold as a result of cash received in the stock offering and an increase in the average balance of higher costing deposits resulted in the margin compression.

Interest income on the securities portfolio decreased $159,000, or 5.2%, from $3.0 million to $2.9 million, mainly due to lower average balances in 2008.  The average balance decrease was partially offset by an increase in the yield from 4.38% to 4.45% for the first quarters of 2007 and 2008, respectively.

Growth in the loan portfolio throughout 2007 impacted interest earned, as the average loan balance increased $30.2 million, from $537.6 million for the quarter ended March 31, 2007, to $567.8 million for the quarter ended March 31, 2008.  Loan interest income increased $511,000, to $9.2 million, and loan yields of 6.50% and 6.54% were earned during the quarters ended March 31, 2008 and 2007, respectively.

The Company experienced an increase in the average balance of deposits, particularly certificates of deposit and money market accounts, which increased due to promotional rates on these products throughout 2007.  Average interest-bearing deposits increased by $81.6 million, or 11.9%, to $769.5 million for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. Certificates of deposit with the promotional rates matured during the first quarter of 2008, and the money market account promotional rates have also ended as of March 31, 2008.  The average rate paid on certificates of deposit increased slightly due to these promotions, and interest expense on deposits increased by $795,000, or 13.0%.  The average rate paid on interest-bearing deposits was 3.61% for each of the first quarters of 2007 and 2008.

The Company experienced a decrease in the average balance and cost of borrowings by utilizing security pay-downs, deposit growth and stock offering proceeds to repay maturing borrowings.  Average outstanding borrowings declined from $40.4 million for the quarter ended March 31, 2007 to $35.9 million for the quarter ended March 31, 2008, and the rate paid decreased from 4.78% to 4.19%.  Total borrowing expense decreased by $102,000, or 21.4%, from $476,000 to $374,000 for the quarters ended March 31, 2007 and 2008, respectively.

Non-interest Income.  Non-interest income for the first quarter of 2008 was $3.2 million, an increase of $240,000, or 8.2%, compared to the first quarter of 2007.  Customer service fees increased $59,000, or 9.3% to $696,000, as a result of increased transaction account balances and management’s continued focus on earnings diversification.  Bank-owned life insurance income increased $23,000, or 14.2% due to increased interest rates earned on the policies.  The net loss on the investment in our affiliate bank, Hampshire First Bank, was $168,000, an increase of $85,000, or 102.4% due to the establishment of two additional branches in accordance with Hampshire First Bank’s business plan.  The Company also recorded net gains on sales of securities of $2.3 million and $2.0 million for the quarters ended March 31, 2008 and 2007, respectively, primarily as a result of the sale of marketable equity securities.

Index

Non-interest Expenses.  Non-interest expenses increased $3.8 million, from $5.5 million to $9.3 million for the quarters ended March 31, 2007, and 2008, respectively. The increase was mainly due to the $3.0 million contribution to the Company’s charitable foundation.   Salary and employee benefit costs increased from $3.7 million to $4.1 million, or 9.5%, as a result of the opening of the Lynn branch in mid-2007, modest salary increases, and additional expense incurred as the result of the transition from a mutual to a public company.   Occupancy and equipment expense increased $78,000, or 11.1% as a result of the new Lynn branch and increased utility costs. Professional service fees increased $154,000 primarily due to stock market listing fees and higher professional expenses related to being a public company.  Marketing expense was $246,000, an increase of $106,000 from 2007, as the Company utilized radio media to promote the availability of commercial and residential mortgage credit in its local market area.

Income Tax Expense.  We recorded a tax benefit of $108,000, or a 25.2% effective tax rate,  for the quarter ended March 31, 2008 compared to a tax expense of $836,000, or a 31.8% effective tax rate,  for the same 2007 period.  The tax benefit recorded in 2008 was due to the net operating loss, and the decrease in the effective tax rate is due to changes in the components of non-taxable income and non-deductible expense as a percentage of pre-tax income or loss.  The Company contributed 300,000 shares of common stock to the Meridian Charitable Foundation, resulting in a pre-tax non-interest expense charge of $3.0 million in the first quarter of 2008.  Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income.   Accordingly, our $3.0 million contribution will create a carry-forward for income tax purposes and a deferred tax asset for financial statement purposes.

Index

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $152.9 million.  In addition, at March 31, 2008, we had $103.7 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On March 31, 2008, we had $30.2 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2008, we had $147.7 million in total loan commitments outstanding.  Unused portions of existing loans include $55.8 million in unadvanced portions of construction loans, $21.0 million in unused home equity lines of credit, $3.0 million in unused business lines of credit, $1.2 million in unused commercial letters of credit, and $490,000 in unadvanced revolving lines of credit. Commitments to fund new loans include $10.6 million in commitments to fund one- to four-family residential real estate loans, $33.7 million in commitments to fund commercial real estate loans, $18.5 million in commitments to originate construction loans, $1.9 million in commitments to originate home equity lines of credit, and $1.5 million in commitments to originate residential construction loans.    Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitment does not necessarily represent future cash requirements.  We also have a seven year contract with our core data processing provider with an outstanding commitment of approximately $7.1 million as of March 31, 2008, and an annual payment of approximately $1.3 million.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2008 totaled $306.6 million, or 67% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects our 2007 promotional market pricing that focused on short term certificates.  If these maturing deposits do not remain with us, we will be required to utilize other sources of funds.  However, due to the cash generated in the Company’s recent stock offering, we believe we have funds available to offset any deposit outflows.  Historically, a significant portion of certificates of deposit that mature have remained at the Company.   We have the ability to attract and retain deposits by adjusting the interest rates offered, and deposits have continued to increase in 2008 despite the end of our offering promotional pricing.

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

Capital Management.  Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2008, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Saving Bank is considered “well capitalized” under regulatory guidelines.

Index

The proceeds from the stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loan originations.  Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income during the period following completion of the offering in January 2008.  However, due to the increase in equity that resulted from the net proceeds of the stock offering, prospectively, our return on equity ratios will be adversely affected.

We may use capital management tools such as cash dividends and common share repurchases.  However, Massachusetts Commissioner of Banks regulations restrict stock repurchases by Meridian Interstate Bancorp within three years of the stock offering unless the repurchase: (i) is part of a general repurchase made on a pro rata basis pursuant to an offering approved by the Commissioner of the Banks and made to all stockholders of Meridian Interstate Bancorp (other than Meridian Financial Services with the approval of the Commissioner of Banks); (ii) is limited to the repurchase of qualifying shares of a director; (iii) is purchased in the open market by a tax-qualified or nontax-qualified employee stock benefit plan of Meridian Interstate Bancorp or East Boston Savings Bank in an amount reasonable and appropriate to fund the plan; or (iv) is limited to stock repurchases of no greater than 5% of the outstanding capital stock of Meridian Interstate Bancorp where compelling and valid business reasons are established to the satisfaction of the Commissioner of Banks.  In addition, pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases.  Meridian Interstate Bancorp will also be subject to the Federal Reserve Board’s notice provisions for stock repurchases.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We had no investment in derivative securities at March 31, 2008.

For the three months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

The simulation uses projected repricing of assets and liabilities at March 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.

When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company for the twelve month period beginning March 31, 2008 and ending March 31, 2009:

Increase (Decrease)
in Market Interest		Net Interest Income			Net Portfolio Value Estimate
Rates (Rate Shock)		Amount	Change	Percent	Amount	Change	Percent
		(Dollars in thousands)
300	bp	$35,220	$5,039	16.70%	$156,721	$(57,031)	(26.68	) %
200		33,564	3,383	11.21	175,499	(38,253)	(17.90)
100		31,897	1,716	5.69	195,106	(18,646)	(8.72)
0		30,181			213,752
(100)		28,351	(1,830)	(6.06)	229,526	15,774	7.38
(200)		26,183	(3,998)	(13.25)	239,764	26,012	12.17
(300)		23,633	(6,548)	(21.70)	248,429	34,677	16.22

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Index

Item 4.  Controls and Procedures

(a)Disclosure Controls and Procedures

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

(b)Internal Control over Financial Reporting

There have not been any changes in Meridian Interstate Bancorp’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Meridian Interstate Bancorp’s internal control over financial reporting.

Index

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

Item 1A.  Risk Factors

For information regarding our risk factors, see “Risk Factors,” in our 2007 Annual Report on Form 10-K, filed with the SEC on March 31, 2008, which is available through the SEC’s website at www.sec.gov.   As of March 31, 2008, the risk factors of Meridian Interstate Bancorp have not changed materially from those reported in the prospectus.  The risks described in Meridian Interstate Bancorp’s prospectus are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.) Not applicable.

(b.)         On July 2, 2007, the Board of Directors of Meridian Interstate Bancorp, Inc. adopted a Stock Issuance Planwhereby Meridian Interstate Bancorp, Inc. would sell 43% of its to-be outstanding shares of common stock to the public in a stock offering and issue 300,000 of its to-be outstanding shares to Meridian Charitable Foundation, Inc.  The remaining 55% of the to-be outstanding shares would be held by Meridian Financial Services, Incorporated, Meridian Interstate Bancorp, Inc.’s mutual holding company.

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

Index

Net investable proceeds of the offering were approximately $89.4 million.  Meridian Interstate Bancorp, Inc. retained $44.7 million of the net proceeds of the offering, and $44.7 million was contributed to East Boston Savings Bank.  The proceeds were invested in federal funds sold in the interim period.  Meridian Interstate Bancorp, Inc. may use the proceeds from the stock offering as described in the section entitled “Use of Proceeds” in the prospectus filed with the SEC on November 27, 2007.

(c.) Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5A.  Other Information

Supplemental Executive Retirement Agreements.  Effective April 14, 2008, East Boston Savings Bank entered into amended supplemental executive retirement agreements with each of the following: Robert F. Verdonck, President; Philip F. Freehan, Executive Vice President; and Leonard V. Siuda, Chief Financial Officer and Treasurer.  Meridian Interstate Bancorp entered into a substantially similar agreement with Richard J. Gavegnano, Chairman and Chief Executive Officer, in lieu of the agreement that was in place for Mr. Gavegnano as a director.  Under the agreements, if the executive terminates employment after 10 years of service, he will receive an annual benefit (paid monthly) equal to 70% of his final average compensation, offset by his annual pension benefit.  For purposes of the agreements, an executive’s final average compensation equals the three years’ base salary that results in the highest average.  Messrs. Verdonck and Freehan become 50% vested in the annual benefit upon the completion of ten years of service and continues to vest an additional 5% for the next ten years of service, so that they are fully vested following 20 years of service.  The benefit is reduced by 2.5% for each year the executive receives the benefit prior to reaching age 65.   Notwithstanding the foregoing, in the amended agreement, the accrued benefit shall not be reduced by the 2.5% increments after the Executive has completed 25 years of service with the Bank, or following a Change in Control.  Mr. Siuda’s amended agreement provides that he will vest ratably in the stated benefit over a period of 18 years so that he becomes fully vested upon attainment of age 65.  Mr. Gavegnano’s agreement provides that he will vest ratably in the stated benefit over a period of eight years (12.5% per year) so that he becomes fully vested upon attainment of age 68. Mr. Gavegnano’s benefit is not offset by any pension benefit since Mr. Gavegnano did not participate in the former pension plan.  The benefit is paid in a lump sum. If the executive dies while employed, his beneficiary will receive a benefit for their life, assuming the executive had retired on his date of death.  Copies of the amended agreements are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Amended and Restated Supplemental Executive Retirement Agreement with certain officer
10.8	Form of Amended and Restated Supplemental Executive Retirement Agreement with certain officer
10.9	Form of Amended and Restated Supplemental Executive Retirement Agreement with certain officer
10.10	Form of Supplemental Executive Retirement Agreement with certain officer
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________

*
Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: May 14, 2008	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2008	/s/ Leonard V. Siuda
Leonard V. Siuda
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)