Form 10-Q
period 2008-06-30
MERIDIAN INTERSTATE BANCORP INC
filed 2008-08-13
CIK 1411974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At July 31, 2008, the registrant had 23,000,000 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$11,956	$11,821
Federal funds sold	31,594	91,272
Total cash and cash equivalents	43,550	103,093

Certificates of deposit	7,000	-
Securities available for sale, at fair value	341,070	267,058
Federal Home Loan Bank stock, at cost	4,303	3,165

Loans	622,079	571,741
Less allowance for loan losses	(5,961)	(3,637)
Loans, net	616,118	568,104

Bank-owned life insurance	22,418	18,003
Investment in affiliate bank	10,518	10,772
Premises and equipment, net	22,432	22,816
Accrued interest receivable	6,174	5,764
Other assets	5,675	4,451
Total assets	$1,079,258	$1,003,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$55,777	$51,396
Interest-bearing	747,044	723,050
Total deposits	802,821	774,446

Stock subscriptions	-	62,518
Short-term borrowings	-	9,154
Long-term debt	62,823	27,373
Accrued expenses and other liabilities	14,805	14,051
Total liabilities	880,449	887,542

Stockholders' equity:
Common stock, no par value 50,000,000 shares
authorized; 23,000,000 and 0 shares issued and
outstanding at June 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	100,630	-
Retained earnings	104,998	109,177
Accumulated other comprehensive income	1,254	6,507
Unearned compensation - ESOP 807,300
shares and 0 shares at June 30, 2008
and December 31, 2007, respectively	(8,073)	-
Total stockholders' equity	198,809	115,684
Total liabilities and stockholders' equity	$1,079,258	$1,003,226

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$9,334	$8,815	$18,517	$17,487
Interest on debt securities	2,633	2,792	5,245	5,549
Dividends on equity securities	434	265	691	544
Interest on certificates of deposit	30	-	38	-
Interest on federal funds sold	478	208	1,541	395
Total interest and dividend income	12,909	12,080	26,032	23,975

Interest expense:
Interest on deposits	6,426	6,307	13,337	12,423
Interest on short-term borrowings	53	102	115	191
Interest on long-term debt	517	391	829	778
Total interest expense	6,996	6,800	14,281	13,392

Net interest income	5,913	5,280	11,751	10,583
Provision for loan losses	2,197	71	2,328	143
Net interest income, after provision
for loan losses	3,716	5,209	9,423	10,440

Non-interest income:
Customer service fees	697	710	1,355	1,312
Loan fees	154	128	370	334
Gain on sales of loans, net	8	8	27	25
Gain on sales of securities, net	47	-	2,313	2,032
Income from bank-owned life insurance	230	535	415	697
Equity loss on investment in affiliate bank	(86)	(128)	(254)	(211)
Total non-interest income	1,050	1,253	4,226	4,189

Non-interest expenses:
Salaries and employee benefits	5,762	3,414	9,784	7,086
Occupancy and equipment	699	622	1,479	1,324
Data processing	406	369	793	732
Marketing	293	203	539	343
Professional services	623	240	967	459
Contribution to the Meridian
Charitable Foundation	-	-	3,000	-
Other general and administrative	693	389	1,226	829
Total non-interest expenses	8,476	5,237	17,788	10,773

Income (loss) before income taxes	(3,710)	1,225	(4,139)	3,856

Provision (benefit) for income taxes	(1,494)	429	(1,602)	1,265

Net income (loss)	$(2,216)	$796	$(2,537)	$2,591

Loss per share:
Basic	$(0.10)	N/A	N/A	N/A
Diluted	$(0.10)	N/A	N/A	N/A

Weighted Average Shares:
Basic	22,185,914	N/A	N/A	N/A
Diluted	22,185,914	N/A	N/A	N/A

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
 (Unaudited)
Six Months Ended June 30, 2008 and 2007

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation ESOP	Total
Six months ended June 30, 2007
Balance at December 31, 2006	-	$-	$-	$106,911	$3,364	$-	$110,275
Comprehensive income:
Net income	-	-	-	2,591	-	-	2,591
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	-	(164)	-	(164)
Total comprehensive income							2,427
Balance at June 30, 2007	-	$-	$-	$109,502	$3,200	$-	$112,702
Six months ended June 30, 2008
Balance at December 31, 2007	-	$-	$-	$109,177	$6,507	$-	$115,684
Comprehensive loss:
Net loss	-	-	-	(2,537)	-	-	(2,537)
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	-	(4,909)	-	(4,909)
Amortization of prior service cost, net of tax effects	-	-	-	-	9	-	9
Total comprehensive loss							(7,437)
Adjustment to initially apply EITF 06-4	-	-	-	(1,642)	-	-	(1,642)
Adjustment to initially apply FAS 158 for long-term health care plan	-	-	-	-	(353)	-	(353)
Issuance of 12,650,000 shares to the mutual holding company	12,650,000	-	-	-	-	-	-
Issuance of 10,050,000 shares in the initial public
offering, net of expenses of $2,867	10,050,000	-	97,633	-	-	-	97,633
Contribution of common stock to the Meridian Charitable Foundation, Inc.	300,000	-	3,000	-	-	-	3,000
Purchase of common stock by the ESOP	-	-	-	-	-	(8,280)	(8,280)
Unallocated ESOP shares earned (20,700 shares)	-	-	(3)	-	-	207	204
Balance at June 30, 2008	23,000,000	$-	$100,630	$104,998	$1,254	$(8,073)	$198,809

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,537)	$2,591
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Contribution of stock to charitable foundation	3,000	-
Earned ESOP shares	204	-
Provision for loan losses	2,328	143
Amortization of net deferred loan origination fees	(146)	(270)
Net amortization of securities available for sale	544	408
Depreciation and amortization expense	642	574
Gain on sales of securities, net	(2,313)	(2,032)
Loss on sale of foreclosed real estate	5	-
Deferred income tax benefit	(1,338)	(110)
Income from bank-owned life insurance	(415)	(697)
Equity loss on investment in affiliate bank	254	211
Net changes in:
Accrued interest receivable	(410)	(17)
Other assets	3,087	471
Accrued expenses and other liabilities	(1,227)	557
Net cash provided by operating activities	1,678	1,829

Cash flows from investing activities:
Purchases of certificates of deposit	(7,000)	-
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	61,207	67,364
Proceeds from sales	9,804	4,290
Purchases	(151,701)	(60,583)
(Purchase) redemption of Federal Home Loan Bank stock	(1,138)	206
Loans originated, net of principal payments received	(51,104)	(14,543)
Purchase of bank-owned life insurance	(4,000)	-
Proceeds from bank-owned life insurance	-	1,793
Purchases of premises and equipment	(258)	(3,249)
Proceeds from sales of foreclosed real estate	1,463	-
Net cash used in investing activities	(142,727)	(4,722)

(continued)

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flows from financing activities:
Net increase in deposits	28,375	8,624
Proceeds from sale of common stock	97,633	-
Common stock purchased by ESOP	(8,280)	-
Decrease in stock subscriptions	(62,518)	-
Net change in Federal Home Loan Bank advances
with maturities of less than three months	(9,154)	238
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	45,000	-
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(9,550)	(1,570)
Net cash provided by financing activities	81,506	7,292

Net change in cash and cash equivalents	(59,543)	4,399

Cash and cash equivalents at beginning of period	103,093	23,494

Cash and cash equivalents at end of period	$43,550	$27,893

Supplemental cash flow information:
Interest paid on deposits	13,472	12,454
Interest paid on borrowings	843	974
Income taxes paid	60	87
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	908	-

See accompanying notes to unaudited consolidated financial statements
.

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

The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008, and is available through the SEC’s website at www.sec.gov.

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

The Company completed its initial public stock offering on January 22, 2008 and sold 10,050,000 shares of its outstanding common stock to subscribers in the offering at a price of $10.00 per share, including 828,000 shares sold to the company’s employee stock ownership plan.  Concurrent with the initial public offering, Meridian Financial Services was issued 12,650,000 shares, or 55.0% of the Company’s outstanding common stock.   Because Meridian Interstate did not have outstanding public shares of common stock for the entire six months ended June 30, 2008, per share earnings data is not meaningful for this period or prior comparative periods and is therefore not presented.

Net investable proceeds from the initial public offering were $89.4 million.   In connection with the initial public offering, the Company also contributed 300,000 shares of common stock to the Meridian Charitable Foundation, resulting in a pre-tax non-interest expense charge of $3.0 million, in the quarter ended March 31, 2008.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), "Fair Value Measurements," which provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements.  The Company’s disclosures relating to SFAS No. 157 are set forth in Note 4.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The adoption of the SFAS No. 157 did not have a material affect on the Company's consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations,” which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations, which makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

Index

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP Hierarchy). The Board issued this Statement because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB as opposed to auditing literature established by the American Institute of Certified Public Accountants and Public Company Accounting Oversight Board (PCAOB).  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

4.	Fair Value Measurement

As discussed in Note 3, SFAS No. 157 was implemented by the Company effective January 1, 2008.  SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

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

The Company utilizes a third-party pricing service to obtain fair values for investment securities.  The pricing service utilizes the following method to value the security portfolio.

The securities measured at fair value utilizing Level 1 inputs are marketable equity securities and utilizing Level 2 inputs are corporate obligations, obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities.  The fair values represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others.   The Company does not currently have any Level 3 securities in its portfolio.

Index

Loans:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral.

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
(In thousands)
Securities available for sale	$341,070	$89,481	$251,589

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008 were as follows:

	Assets at Fair Value	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
(In thousands)
Impaired loans (1)	$3,310	$3,310	$(1,069)

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.

The Company did not have any significant changes in valuation methodology during the quarters ended June 30, 2008 or 2007.  The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis.  The Company measures the fair value of the following on a nonrecurring basis:  (1) long-lived assets and (2) foreclosed assets.

5.	Employee Benefits

Employee Stock Ownership Plan (“ESOP”)—The Company established an ESOP for its eligible employees effective January 1, 2008.  Employees are eligible to participate in the ESOP after attainment of age 18 and completion of three months of employment.  The ESOP acquired 828,000 shares in the stock offering with the proceeds of a loan totaling $8.3 million from the Company’s subsidiary, Meridian Funding Corporation. Company contributions to the ESOP are at the discretion of the Company’s Board of Directors but at a minimum will be sufficient to service the annual debt of the ESOP.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”.  Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheets.  Shares will be released from collateral to settle the Company’s obligation under the ESOP at the ESOP’s year end.  The number of shares to be released will be based on the fair value of the shares at that date required to settle the liability.  As shares are released from collateral, the shares become outstanding for EPS computations.

Consistent with the terms of his employment agreement, the Bank entered into a Separation Agreement with its President upon his retirement during the quarter ended June 30, 2008.  The Separation Agreement provided for the payment of any accrued  compensation,  24 months salary continuation payments at his rate of salary of  $30,961  per  month,  the lump sum  payment  of benefits  under his existing  supplemental  executive  retirement  plan totaling $2,351,591 to be paid on December 7, 2008, the continuation of an existing split-dollar  life  insurance  policy and a bank-owned life  insurance  policy, both of which  had been  fully  paid, and the  maintenance  of

Index

existing  long-term care insurance  policies for the President and his spouse at a current annual premium of $2,723.  During the quarter ended June 30, 2008, the Company recorded pre-tax charges of $1.5 million as a result of the Separation Agreement.

Upon reviewing the long-term health care policies paid by the Company’s mutual holding company for the retiring President, as well as certain directors and executives, the Bank was determined to be a party to the agreement to pay the policies.  The policies will thus be paid by the Bank in the future.  In accordance with SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Bank established a liability for the present value of the premiums due for the long-term care policies during the quarter.  The adjustment to stockholders’ equity was an after-tax reduction of $353,000.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios.  Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Index

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

General

Selected Financial Data

The following is a summary of operating and financial condition highlights as of and for the periods indicated:

	Financial Condition At
	June 30,	December 31,
(In thousands)	2008	2007

Total assets	$1,079,258	$1,003,226
Secuities available for sale	341,070	267,058
Net loans	616,118	568,104
Deposits	802,821	774,446
Borrowed funds	62,823	36,527
Stockholders' equity	198,809	115,684

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Net interest income	$11,751	$10,583
Provision for loan losses	2,328	143
Non-interest income	4,226	4,189
Non-interest expenses	17,788	10,773
Provision (benefit) for income taxes	(1,602)	1,265
Net income (loss)	(2,537)	2,591

Interest rate spread	1.70%	2.07%
Net interest margin	2.35%	2.54%

Index

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

The Company’s total assets increased by $76.0 million, or 7.6%, to $1.1 billion at June 30, 2008 from December 31, 2007.  Net loans increased by $48.0 million, or 8.5%, and securities available for sale increased $74.0 million, or 27.7%.  For the six months ended June 30, 2008, growth in one- to four-family real estate loans was $30.4 million, or 13.6%.  An increase in commercial real estate loans of $25.0 million, or 14.3%, was offset by a decrease in the balance of construction loans of $11.9 million, or 10.6%.

Deposits increased by $28.4 million, or 3.7%, for the six months ended June 30, 2008, with increases in all deposit categories.   Federal Home Loan Bank of Boston borrowings also increased $26.3 million, to $62.8 million, as the Company opted to replace some higher rate maturing advances with lower cost borrowings.

Stockholders’ equity increased by $83.1 million, to $198.8 million at June 30, 2008 from $115.7 million at December 31, 2007, mainly due to the stock offering.  As a result of the offering, the Company has 23,000,000 shares outstanding, including 10,050,000 shares of common stock sold in the offering, (including shares sold to the Company’s employee stock ownership plan), 300,000 shares contributed to the Meridian Charitable Foundation, Inc. and 12,650,000 shares issued to the Company's mutual holding company parent, Meridian Financial Services, Incorporated.

Securities

All securities held by the Company as of June 30, 2008 and December 31, 2007 were classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at June 30, 2008 and December 31, 2007 were as follows:

	At June 30, 2008		At December 31, 2007
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government – sponsored enterprises	$40,466	$40,430	$7,002	$6,975
Corporate bonds	212,300	211,117	219,626	220,629
Mortgage-backed securities	42	42	43	43

Total debt securities	252,808	251,589	226,671	227,647
Marketable equity securities	85,161	89,481	28,843	39,411
Total securities available for sale	$337,969	$341,070	$255,514	$267,058

The available for sale securities portfolio increased $74.0 million, or 27.7%, as the Company replaced some federal funds sold with mutual fund investments and agency securities.   At June 30, 2008, unrealized losses in our debt portfolio ranged from 0% to 22%, and unrealized losses in our equity portfolio ranged from 0% to 29%.  Management continues to monitor the securities that have been determined to have temporary market declines.

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

Index

Loan Portfolio Analysis

Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, commercial, and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors.  Loan detail by category as of June 30, 2008 and December 31, 2007 were as follows:

	At June 30, 2008		At December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to four-family	$254,492	40.8%	$224,109	39.1%
Multi-family	29,045	4.8	26,855	4.7
Commercial real estate	200,064	32.1	175,072	30.5
Construction	99,900	16.0	111,796	19.5
Home equity lines
of credit	24,576	3.9	21,541	3.8
Total real estate loans	608,077	97.6	559,373	97.6

Commercial business loans	13,603	2.2	11,859	2.1
Consumer loans	1,444	0.2	1,576	0.3
Total loans	623,124	100.0%	572,808	100.0%
Net deferred origination fees	(1,045)		(1,067)
Allowance for loan losses	(5,961)		(3,637)
Loans, net	$616,118		$568,104

Analysis of Loan Loss Experience

The allowance for loan losses is maintained at a level adequate to absorb possible losses inherent in the loan portfolio.  The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquency and non-accrual levels, economic conditions, loss experience, and an evaluation of underlying collateral quality.  Changes in the allowance for loan losses during the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Beginning balance	$3,637	$3,362
Provision for loan losses	2,328	143
Charge offs:
Real estate loans	5	16
Commercial business loans	-	-
Consumer loans	-	61
Total charge-offs	5	77
Recoveries:
Real estate loans	1	16
Commercial business loans	-	-
Consumer loans	-	59
Total recoveries	1	75
Net charge-offs	(4)	(2)
Ending balance	$5,961	$3,503
Allowance to non-accrual loans	78.64%	49.95%
Allowance to total loans outstanding	0.96%	0.64%
Net charge-offs/average loans outstanding	0.00%	0.00%

Index

Provision for Loan Losses

The Company’s loan loss provision amounted to $2.2 million and $2.3 million for the three and six months ended June 30, 2008, compared to $71,000 and $143,000 for the same periods in 2007. Most of the increase in the provision related to specific impairment reserves taken for two residential construction projects determined to be impaired during the second quarter, as well as growth in the loan portfolio and management’s assessment of various factors affecting the portfolio, including, among others, an ongoing evaluation of credit quality, local real estate market conditions, and general economic factors.  As a result of the increased provision taken during the second quarter, the allowance for loan losses was $6.0 million, or 0.96% of total loans outstanding as of June 30, 2008, as compared to $3.6 million, or 0.63% of total loans outstanding as of December 31, 2007.   We recorded net charge-offs of $4,000 and $2,000 in the six months ending June 30, 2008 and 2007, respectively.

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

The following table summarizes the non-performing assets at June 30, 2008 and December 31, 2007.

	At June 30,	At December 31,
(In thousands)	2008	2007
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$1,465	$2,059
Multi-family	-	-
Commercial real estate	2,986	1,561
Home equity lines of credit	-	98
Construction	3,124	1,218
Total real estate loans	7,575	4,936
Commercial business loans	-	45
Consumer loans	5	1
Total non-accrual loans	7,580	4,982

Foreclosed assets	-	560
Total nonperforming assets	$7,580	$5,542

Non-accrual loans to total loans	1.22%	0.87%
Non-accrual loans to total assets	0.70%	0.50%
Non-performing assets to total assets	0.70%	0.55%

Non-performing assets (non-accrual loans and property acquired through foreclosure) were $7.6 million, or 0.70% of total assets at June 30, 2008, compared to $5.5 million, or 0.55% at December 31, 2007, and $7.0 million, or 0.77% at June 30, 2007.  The increase in non-performing assets from December resulted primarily from one $2.4 million residential construction lending relationship.  We held no property acquired through foreclosure at June 30, 2008 or 2007, compared to $560,000 of such property at December 31, 2007.  Interest income that would have been recorded for the six months ended June 30, 2008 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $397,000.  The Company recorded a $5,000 loss on the sale of foreclosed real estate for the six months ending June 30, 2008.

Index

At June 30, 2008, there was $14.4 million of impaired loans, including loans of $11.9 million with an impairment allowance of $2.2 million.  Impaired loans totaling $621,000 had a valuation allowance of $89,000 at December 31, 2007.    The June 30, 2008 impaired loan balance includes a $7.5 million troubled debt restructuring.  A modification of loan terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.    The Company’s average investment in impaired loans was $7.7 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively.

Deposits

Deposits are a major source of our funds for lending and other investment purposes.  Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.
The following table summarizes the period end balance and the composition of deposits:

	At June 30, 2008		At December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$96,117	12.0%	$85,045	11.0%
Money market deposits	144,571	18.0	138,688	17.9
Regular and other deposits	121,071	15.1	118,837	15.3
Certificates of deposit	441,062	54.9	431,876	55.8
Total	$802,821	100.0%	$774,446	100.0%

Borrowings

Federal Home Loan Bank (“FHLB”) advances maturing within one year totaled $9.2 million at December 31, 2007, at a weighted average rate of 4.52%.  No short term advances were outstanding at June 30, 2008.

At June 30, 2008, long-term FHLB advances totaling $62.8 million mature through April 2013, with a weighted average yield of 3.56%.  As of December 31, 2007, long-term FHLB advances totaling $27.4 million were outstanding, with a weighted average yield of 4.48%.

Index

Results of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007

Average Balance Table
The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Net Interest Income Analysis
(Unaudited)

	For The Three Months Ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$604,227	$9,334	6.21%	$538,720	$8,815	6.56%
Securities and certificates of deposit	310,094	3,097	4.02	278,410	3,057	4.40
Other interest-earning assets	96,801	478	1.99	16,076	208	5.19
Total interest-earning assets	1,011,122	12,909	5.13	833,206	12,080	5.82

Noninterest-earning assets	76,288			68,230
Total assets	$1,087,410			$901,436

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$39,530	79	0.80	$34,289	33	0.39
Money market deposits	143,566	885	2.48	103,936	891	3.44
Savings and other deposits	123,801	351	1.14	132,958	380	1.15
Certificates of deposit	448,618	5,111	4.58	414,495	5,003	4.84
Total interest-bearing deposits	755,515	6,426	3.42	685,678	6,307	3.69

FHLB advances	64,070	570	3.58	41,263	493	4.79

Total interest-bearing liabilities	819,585	6,996	3.43	726,941	6,800	3.75

Non-interest-bearing demand deposits	55,299			53,890
Other non-interest-bearing liabilities	9,647			7,598
Total liabilities	884,531			788,429

Total stockholders' equity	202,879			113,007
Total liabilities and stockholders' equity	$1,087,410			$901,436

Net interest income		$5,913			$5,280
Interest rate spread (2)			1.70%			2.07%
Net interest margin (3)			2.35%			2.54%
Average interest-earning assets to average interest-bearing liabilities		123.37%			114.62%

(1) Loans on non accrual status are included in average balances.

(2) Interest rate spread represents the difference betweent the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Net Interest Income Analysis
(Unaudited)

	For The Six Months Ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$585,481	$18,517	6.36%	$538,719	$17,487	6.49%
Securities and certificates of deposit	285,088	5,974	4.21	279,757	6,093	4.36
Other interest-earning assets	117,636	1,541	2.63	15,214	395	5.23
Total interest-earning assets	988,205	26,032	5.30	833,690	23,975	5.75

Noninterest-earning assets	75,438			65,911
Total assets	$1,063,643			$899,601

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$37,225	147	0.79	$64,040	47	0.15
Money market deposits	141,844	2,038	2.89	101,208	1,709	3.40
Savings and other deposits	132,122	746	1.14	133,149	771	1.17
Certificates of deposit	447,243	10,406	4.68	417,620	9,896	4.78
Total interest-bearing deposits	758,434	13,337	3.54	716,017	12,423	3.50

FHLB advances	49,992	944	3.80	40,823	969	4.79

Total interest-bearing liabilities	808,426	14,281	3.55	756,840	13,392	3.57

Non-interest-bearing demand deposits	53,550			23,851
Other non-interest-bearing liabilities	9,215			7,002
Total liabilities	871,191			787,693

Total stockholders' equity	192,452			111,908
Total liabilities and stockholders' equity	$1,063,643			$899,601

Net interest income		$11,751			$10,583
Interest rate spread (2)			1.75%			2.18%
Net interest margin (3)			2.39%			2.54%
Average interest-earning assets toaverage interest-bearing liabilities		122.24%			110.15%

(1) Loans on non accrual status are included in average balances.

(2) Interest rate spread represents the difference betweent the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

Financial Summary

The Company recorded a net loss of $2.2 million for the quarter ended June 30, 2008, compared to net income of $796,000 for the quarter ended June 30, 2007.  The 2008 quarter reflects pre-tax compensation charges of $1.5 million as a result of the retirement of the Bank’s president and a provision for loan losses of $2.2 million.  The net loss per basic and diluted share for the second quarter of 2008 was $0.10.

For the six months ended June 30, 2008, the Company recorded a net loss of $2.5 million, compared to net income of $2.6 million for the six months ended June 30, 2007.  In addition to the retirement charge and loan loss provision, the 2008 loss includes a $3.0 million pre-tax contribution of stock to the Company’s charitable foundation, which was made as part of the Company’s minority stock offering, completed on January 22, 2008.  Earnings per share for the six months ended June 30, 2008 is not applicable, as shares were not outstanding for the entire period.

Analysis of Net Interest Income

Net interest income for the quarter ended June 30, 2008 was $5.9 million, an increase of $633,000, or 12.0%, from the quarter ended June 30, 2007, primarily due to an increase in interest earned on loans.   Net interest income for the six months ended June 30, 2008 was $11.8 million, an increase of $1.2 million, or 11.0%, from the six months ended June 30, 2007.  Interest income increased by $2.1 million, or 8.6%, while interest expense increased $889,000, or 6.6%, due to increased loan and deposit balances.

The Company’s net interest margin was 2.35% and 2.54% for the quarters ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 the net interest margin was 2.39%, compared to 2.54% for the same period in 2007.  The decline in net interest margin reflects decreases in yields on prime-related assets, resulting from Federal Reserve actions to reduce short-term interest rates, offsetting an overall decrease in rates paid on interest-bearing liabilities.

Growth in the loan portfolio resulted in increased interest income in 2008, from $8.8 million for the quarter ended June 30, 2007, to $9.3 million for the quarter ended June 30, 2008.  For the six months ended June 30, total loan interest income was $18.5 million, compared to $17.5 million for the six months ended June 30, 2007.

The Company continues to monitor deposit pricing to encourage the retention of deposits obtained under promotional rates in 2007, while managing overall deposit expense.  As a result, the average balance of interest-bearing deposits increased $69.8 million, or 10.2%, while deposit interest expense increased $119,000, or 1.9% for the quarter ended June 30, 2008. For the six months ended June 30, 2008, deposit interest expense increased $914,000, or 7.4%, from the same period in 2007, also mainly as a result of an increase in the average balance of interest-bearing deposits.

Borrowing expense increased $77,000, or 15.6%, for the quarter ended June 30, 2008 compared to the same period in 2007 due to higher average outstanding borrowings, which increased from $41.3 million to $64.1 million. The average rate paid on borrowings decreased from 4.79% to 3.58%.  Comparing the six months ended June 30, 2008 and 2007, borrowing expense decreased by $25,000, or 2.6%, due to lower rates.

Non-interest Income

Non-interest income for the second quarter of 2008 was $1.0 million, a decrease of $203,000, or 16.2%, compared to the second quarter of 2007.  The Bank received $382,000 of bank-owned life insurance income in the second quarter of 2007 due to policy proceeds for one insured individual, compared to no policy proceeds in 2008.  Non-interest income was $4.2 million for six months ended June 30, 2008 and 2007, as a $282,000 decrease in income from bank-owned life insurance was offset by an increase in gains on sale of securities of $281,000.

Index

Non-interest Expenses

Non-interest expenses increased from $5.2 million for the quarter ended June 30, 2007 to $8.5 million for the quarter ended June 30, 2008. Salary and employee benefit costs increased from $3.4 million to $5.8 million, primarily as a result of the $1.5 million pre-tax expense associated with the retirement of the Bank’s former President in June 2008, as well as additional expense incurred in connection with the Company’s ESOP and bank-owned life insurance policies.  The Company also incurred an increase in professional service fees of $383,000 due mainly to legal and audit expenses related to being a public company.  Marketing expense was $293,000, an increase of $90,000 from 2007, as the Company utilized radio media to promote the availability of commercial and residential mortgage credit in its local market area.  Contributing to the increase in other expense is higher FDIC insurance costs, as a one-time credit issued to banks in existence prior to 1997 was exhausted during the first quarter of 2008. FDIC expense for the second quarter of 2008 was $188,000, an increase of $166,000 from the same period in 2007.

Non-interest expenses increased $7.0 million, from $10.8 million to $17.8 million for the six months ended June 30, 2007 and 2008 respectively, as a result of the $1.5 million retirement charge and a contribution of $3.0 million to the Meridian Charitable Foundation.  The Company also incurred an increase in professional service fees of $508,000 due mainly to legal and audit expenses related to being a public company.  Marketing expense was $539,000, an increase of $196,000 from 2007, due to radio media promotions.  Other expense increased by $397,000 primarily as a result of increased FDIC insurance costs.

Income Tax Expense

We recorded a tax benefit of $1.5 million, or a 40.3% effective tax rate, for the quarter ended June 30, 2008 compared to a tax expense of $429,000, or a 35.0% effective tax rate, for the same 2007 period.  We recorded a tax benefit of $1.6 million, or a 38.7% effective tax rate,  for the six months ended June 30, 2008 compared to a tax expense of $1.3 million, or a 32.8% effective tax rate,  for the same 2007 period.  The tax benefit recorded in 2008 was due to the net operating loss, and the increase in the effective tax rate is due to changes in the components of non-taxable income and non-deductible expense as a percentage of pre-tax income or loss.

The Company contributed 300,000 shares of common stock to the Meridian Charitable Foundation, resulting in a pre-tax non-interest expense charge of $3.0 million in the first quarter of 2008.  Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income.   Accordingly, our $3.0 million contribution created a carry-forward for income tax purposes and a deferred tax asset for financial statement purposes.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $43.6 million.  In addition, at June 30, 2008, we had $91.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On June 30, 2008, we had $62.8 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2008, we had $181.5 million in total loan commitments outstanding.  Unused portions of existing loans include $77.7 million in unadvanced portions of construction loans, $25.7 million in unused home equity lines of credit, $2.0 million in unused business lines of credit, $1.2 million in unused commercial letters of credit, and $527,000 in unadvanced revolving lines of credit. Commitments to fund new loans include $7.4 million in commitments to fund one- to four-

Index

family residential real estate loans, $32.6 million in commitments to fund commercial real estate loans, $33.2 million in commitments to originate construction loans, $394,000 in commitments to originate home equity lines of credit, and $813,000 in commitments to originate residential construction loans.    Historically, some of the commitments expire without being fully drawn; therefore, the total amount of commitment does not necessarily represent future cash requirements.  We also have a seven year contract with our core data processing provider with an outstanding commitment of approximately $6.7 million as of June 30, 2008, and an annual payment of approximately $1.3 million.  The Company entered into an agreement for design and renovation services for the new Wakefield, Massachusetts branch.  The outstanding commitment for the project at June 30, 2008 is $725,000, with expected completion in the fourth quarter of 2008.  The Company will fund the project from cash on hand.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2008 totaled $345.0 million, or 78% of certificates of deposit.   If these maturing deposits do not remain with us, we will be required to utilize other sources of funds.  Historically, a significant portion of certificates of deposit that mature have remained at the Company.   We have the ability to attract and retain deposits by adjusting the interest rates offered, and all deposit categories have continued to increase in 2008 despite the end of our offering promotional pricing.

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

Capital Management.  Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2008, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.

The proceeds from the stock offering significantly increased our liquidity and capital resources.  The initial level of liquidity is being reduced as net proceeds are used for general corporate purposes, including the funding of loan originations.  Due to the increase in equity that resulted from the net proceeds of the stock offering, our return on equity ratios have been adversely affected.

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

Index

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We had no investment in derivative securities at June 30, 2008.

For the six months ended June 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The simulation uses projected repricing of assets and liabilities at June 30, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.

When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Index

The following table reflects changes in estimated net interest income for the Company for the twelve-month period beginning June 30, 2008 and ending June 30, 2009:

Increase (Decrease)
in Market Interest	Net Interest Income			Net Portfolio Value Estimate
Rates (Rate Shock)	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
200	$38,609	$4,597	13.52%	$148,280	$(39,090)	(20.86)%
100	36,451	2,439	7.17	168,823	(18,547)	(9.90)
0	34,012			187,370
(100)	31,049	(2,963)	(8.71)	198,799	11,429	6.10
(200)	27,449	(6,563)	(19.30)	204,731	17,361	9.27

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

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

Item 1A.  Risk Factors

For information regarding our risk factors, see “Risk Factors,” in our 2007 Annual Report on Form 10-K, filed with the SEC on June 30, 2008, which is available through the SEC’s website at www.sec.gov.   As of June 30, 2008, the risk factors of Meridian Interstate Bancorp have not changed materially from those reported in the prospectus.  The risks described in Meridian Interstate Bancorp’s prospectus are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.) – (c.) Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5A.  Other Information

None.

Index

Item 6.	Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on June 11, 2008.
10.8	Form of Amended and Restated Supplemental Executive Retirement Agreement with Leonard V. Siuda filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.9	Form of Amended and Restated Supplemental Executive Retirement Agreement with Philip F. Freehan filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008.
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: August 13, 2008	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2008	/s/ Leonard V. Siuda
Leonard V. Siuda
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)