Form 10-Q
period 2008-09-30
MERIDIAN INTERSTATE BANCORP INC
filed 2008-11-10
CIK 1411974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 31, 2008, the registrant had 23,000,000 shares of no par value common stock outstanding.

Index

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$15,934	$11,821
Federal funds sold	23,550	91,272
Total cash and cash equivalents	39,484	103,093

Certificates of deposit	7,000	-
Securities available for sale, at fair value	288,941	267,058
Federal Home Loan Bank stock, at cost	4,303	3,165

Loans	667,608	571,741
Less allowance for loan losses	(5,718)	(3,637)
Loans, net	661,890	568,104

Bank-owned life insurance	22,627	18,003
Investment in affiliate bank	10,449	10,772
Premises and equipment, net	22,575	22,816
Accrued interest receivable	5,627	5,764
Foreclosed real estate	2,045	560
Other assets	8,742	3,891
Total assets	$1,073,683	$1,003,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$56,805	$51,396
Interest-bearing	748,279	723,050
Total deposits	805,084	774,446

Stock subscriptions	-	62,518
Short-term borrowings	-	9,154
Long-term debt	57,675	27,373
Accrued expenses and other liabilities	15,870	14,051
Total liabilities	878,629	887,542

Stockholders' equity:
Common stock, no par value 50,000,000 shares authorized;
23,000,000 and 0 shares issued and outstanding
at September 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	100,628	-
Retained earnings	107,141	109,177
Accumulated other comprehensive income (loss)	(4,745)	6,507
Unearned compensation - ESOP, 796,950 shares and 0 shares
at September 30, 2008 and December 31, 2007, respectively	(7,970)	-
Total stockholders' equity	195,054	115,684
Total liabilities and stockholders' equity	$1,073,683	$1,003,226

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share amounts)	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$9,938	$9,073	$28,455	$26,560
Interest on debt securities	2,674	2,715	7,919	8,264
Dividends on equity securities	573	271	1,264	815
Interest on certificates of deposit	60	-	98	-
Interest on federal funds sold	99	331	1,640	726
Total interest and dividend income	13,344	12,390	39,376	36,365

Interest expense:
Interest on deposits	6,045	6,736	19,382	19,159
Interest on short-term borrowings	-	97	115	288
Interest on long-term debt	534	370	1,363	1,148
Total interest expense	6,579	7,203	20,860	20,595

Net interest income	6,765	5,187	18,516	15,770
Provision for loan losses	403	117	2,731	260
Net interest income, after provision
for loan losses	6,362	5,070	15,785	15,510

Non-interest income:
Customer service fees	718	710	2,073	2,022
Loan fees	181	152	551	486
Gain (loss) on sales of loans, net	(10)	(6)	17	19
Gain (loss) on sales of securities, net	2,779	(860)	5,092	1,172
Income from bank-owned life insurance	209	153	624	850
Equity loss on investment in affiliate bank	(69)	(138)	(323)	(349)
Total non-interest income	3,808	11	8,034	4,200

Non-interest expenses:
Salaries and employee benefits	4,009	3,618	13,793	10,704
Occupancy and equipment	719	608	2,198	1,932
Data processing	450	368	1,243	1,100
Marketing	293	282	832	625
Professional services	595	278	1,562	737
Contribution to the Meridian
Charitable Foundation	-	-	3,000	-
Other general and administrative	733	553	1,959	1,382
Total non-interest expenses	6,799	5,707	24,587	16,480

Income (loss) before income taxes	3,371	(626)	(768)	3,230

Provision (benefit) for income taxes	1,228	(323)	(374)	942

Net income (loss)	$2,143	$(303)	$(394)	$2,288

Income per share:
Basic	$0.10	N/A	N/A	N/A
Diluted	$0.10	N/A	N/A	N/A

Weighted Average Shares:
Basic	22,196,225	N/A	N/A	N/A
Diluted	22,196,225	N/A	N/A	N/A

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total
Nine months ended September 30, 2007
Balance at December 31, 2006	-	$-	$-	$106,911	$3,364	$-	$110,275
Comprehensive income:
Net income	-	-	-	2,288	-	-	2,288
Net unrealized gain on securities available for sale, net of
reclassification adjustment and tax effects	-	-	-	-	1,653	-	1,653
Total comprehensive income							3,941
Balance at September 30, 2007	-	$-	$-	$109,199	$5,017	$-	$114,216
Nine months ended September 30, 2008
Balance at December 31, 2007	-	$-	$-	$109,177	$6,507	$-	$115,684
Adjustment to initially apply EITF 06-4	-	-	-	(1,642)	-	-	(1,642)
Balance, as adjusted							114,042
Comprehensive loss:
Net loss	-	-	-	(394)	-	-	(394)
Net unrealized loss on securities available for sale, net of
reclassification adjustment and tax effects	-	-	-	-	(10,914)	-	(10,914)
Amortization of prior service cost, net of tax effects	-	-	-	-	15	-	15
Total comprehensive loss							(11,293)
Adjustment to initially apply FAS 158 for
long-term health care plan	-	-	-	-	(353)	-	(353)
Issuance of 12,650,000 shares to the mutual holding company	12,650,000	-	-	-	-	-	-
Issuance of 10,050,000 shares in the initial public
offering, net of expenses of $2,867	10,050,000	-	97,633	-	-	-	97,633
Issuance and contribution of common stock to
the Meridian Charitable Foundation, Inc.	300,000	-	3,000	-	-	-	3,000
Purchase of common stock by the ESOP	-	-	-	-	-	(8,280)	(8,280)
Unallocated ESOP shares earned (31,050 shares)	-	-	(5)	-	-	310	305
Balance at September 30, 2008	23,000,000	$-	$100,628	$107,141	$(4,745)	$(7,970)	$195,054

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(394)	$2,288
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Contribution of stock to charitable foundation	3,000	-
Earned ESOP shares	305	-
Provision for loan losses	2,731	260
Amortization of net deferred loan origination fees	(242)	(380)
Net amortization of securities available for sale	828	521
Depreciation and amortization expense	950	855
Gain on sales of securities, net	(5,092)	(1,172)
Loss on sale of foreclosed real estate	5	-
Deferred income tax benefit	(1,522)	(2,181)
Income from bank-owned life insurance	(624)	(850)
Equity loss on investment in affiliate bank	323	349
Net changes in:
Accrued interest receivable	137	218
Other assets	2,808	1,371
Accrued expenses and other liabilities	1,438	1,552
Net cash provided by operating activities	4,651	2,831

Cash flows from investing activities:
Purchases of certificates of deposit	(7,000)	-
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	90,363	79,442
Proceeds from redemption of mutual funds	25,000	-
Proceeds from sales	16,947	40,944
Purchases	(168,579)	(104,630)
(Purchase) redemption of Federal Home Loan Bank stock	(1,138)	206
Loans originated, net of principal payments received	(99,228)	(16,645)
Purchase of bank-owned life insurance	(4,000)	-
Proceeds from bank-owned life insurance	-	1,793
Purchases of premises and equipment	(709)	(4,050)
Proceeds from sales of foreclosed real estate	1,463	-
Net cash used in investing activities	(146,881)	(2,940)

(continued)

Index

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash flows from financing activities:
Net increase in deposits	30,638	28,238
Proceeds from sale of common stock	35,115	-
Loan to ESOP for purchase of common stock	(8,280)	-
Net change in Federal Home Loan Bank advances
with maturities of less than three months	(9,154)	8,925
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	45,000	-
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(14,698)	(4,450)
Net cash provided by financing activities	78,621	32,713

Net change in cash and cash equivalents	(63,609)	32,604

Cash and cash equivalents at beginning of period	103,093	23,494

Cash and cash equivalents at end of period	$39,484	$56,098

Supplemental cash flow information:
Interest paid on deposits	19,583	19,139
Interest paid on borrowings	1,427	1,450
Income taxes paid	180	377
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	2,953	-

See accompanying notes to unaudited consolidated financial statements.

Index

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2007 which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008, as subsequently amended, and is available through the SEC’s website at www.sec.gov.

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

The Company completed its initial public stock offering on January 22, 2008 and sold 10,050,000 shares of its outstanding common stock to subscribers in the offering at a price of $10.00 per share, including 828,000 shares sold to the company’s employee stock ownership plan.  Concurrent with the initial public offering, Meridian Financial Services was issued 12,650,000 shares, or 55.0% of the Company’s outstanding common stock.   Because Meridian Interstate did not have outstanding public shares of common stock for the entire nine months ended September 30, 2008, per share earnings data is not meaningful for this period or prior comparative periods and is therefore not presented.

Net investable proceeds from the initial public offering were $89.4 million.   In connection with the initial public offering, the Company also issued and contributed 300,000 shares of common stock to the Meridian Charitable Foundation, resulting in a pre-tax, non-interest expense charge of $3.0 million, in the quarter ended March 31, 2008.

As part of the offering, Meridian Interstate established a liquidation account of $114.2 million, which is equal to the net worth of Meridian Interstate as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering.  The liquidation account will be maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Index

Meridian Interstate may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

3.	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), "Fair Value Measurements," which provides a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements.  The Company’s disclosures relating to SFAS No. 157 are set forth in Note 4.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The adoption of SFAS No. 157 did not have a material affect on the Company's consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”   SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

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

In October, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  The Company applied the guidance contained in FSP 157-3 in determining fair values as of September 30, 2008, and it did not have a material impact on the consolidated financial statements.

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

Index

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

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows:

		Quoted Prices in	Significant
		Active Markets for	Other
	Assets at Fair Value	Identical Assets	Observable Inputs
		(Level 1)	(Level 2)
(In thousands)
Securities available for sale	$288,941	$73,544	$215,397

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008 were as follows:

		Significant
		Unobservable	Total Gains
	Assets at Fair Value	Inputs	(Losses)
		(Level 3)
(In thousands)
Impaired loans (1)	$6,578	$6,578	$(1,488)

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.

The Company did not have any significant changes in valuation methodology during the quarters ended September 30, 2008 or 2007.  The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis.  The Company measures the fair value of the following on a nonrecurring basis:  (1) long-lived assets and (2) foreclosed assets.

5.	Employee Benefits

Employee Stock Ownership Plan (“ESOP”) - The Company established an ESOP for its eligible employees effective January 1, 2008.  Employees are eligible to participate in the ESOP after attainment of age 18 and completion of three months of employment.  The ESOP acquired 828,000 shares in the stock offering with the proceeds of a loan totaling $8.3 million from the Company’s subsidiary, Meridian Funding Corporation. Company contributions to the ESOP are at the discretion of the Company’s Board of Directors but at a minimum will be sufficient to service the annual debt of the ESOP.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”.  Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheets.  Shares will be released from collateral to settle the Company’s obligation under the ESOP at the ESOP’s year end.  The number

Index

of shares to be released will be based on the fair value of the shares at that date required to settle the liability.  As shares are released from collateral, the shares become outstanding for EPS computations.

Employment Agreement - Consistent with the terms of his employment agreement, the Bank entered into a Separation Agreement with its President upon his retirement during the quarter ended June 30, 2008.  The Separation Agreement provided for the payment of any accrued compensation, 24 months of salary continuation payments at his rate of salary of  $30,961 per  month, the lump sum  payment of benefits under his existing supplemental executive retirement plan totaling $2,351,591 to be paid on December 7, 2008, the continuation of an existing split-dollar  life  insurance  policy and a bank-owned life  insurance policy, both of which  had been fully paid, and the  maintenance  of  existing long-term care insurance policies for the President and his spouse at a current annual premium of $2,723.  During the quarter ended June 30, 2008, the Company recorded pre-tax charges of $1.5 million as a result of the Separation Agreement.

Long-term Health Care Plan - Upon reviewing the long-term health care policies paid by the Company’s mutual holding company for the retiring President, as well as certain directors and executives, the Bank was determined to be a party to the agreement to pay the policies.  The policies will thus be paid by the Bank.  In accordance with SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Bank established a liability for the present value of the premiums due for the long-term care policies during the second quarter.  The adjustment to stockholders’ equity was an after-tax reduction of $353,000.

Share Based Compensation – On August 19, 2008, stockholders of the Company approved the 2008 Equity Incentive Plan (the "Equity Incentive Plan").  The Equity Incentive Plan provides for the award of up to 1,449,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options, and stock appreciation rights; provided, however, that no more than 1,035,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 414,000 shares may be issued or delivered pursuant to restricted stock awards.  Pursuant to terms of the Equity Incentive Plan, the Board of Directors granted stock options and restricted shares to employees and directors on October 6, 2008.  A total of 637,000 stock options were granted, and 185,625 restricted shares were granted, both with vesting dates evenly over a period of five years.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and

Index

changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios.  Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008, under “Risk Factors,” as subsequently amended, which is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K.  Management has identified accounting for the allowance for credit losses, other than temporary impairment of investment securities and income taxes as the Company’s most critical accounting estimates.

General

Selected Financial Data

The following is a summary of operating and financial condition highlights as of and for the periods indicated:

	Financial Condition At
	September 30,	December 31,
(In thousands)	2008	2007

Total assets	$1,073,683	$1,003,226
Secuities available for sale	288,941	267,058
Net loans	661,890	568,104
Deposits	805,084	774,446
Borrowed funds	57,675	36,527
Stockholders' equity	195,054	115,684

	Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net interest income	$6,765	$5,187	$18,516	$15,770
Provision for loan losses	403	117	2,731	260
Non-interest income	3,808	11	8,034	4,200
Non-interest expenses	6,799	5,707	24,587	16,480
Provision (benefit) for income taxes	1,228	(323)	(374)	942
Net income (loss)	2,143	(303)	(394)	2,288
Interest rate spread	2.10%	2.18%	1.87%	2.23%
Net interest margin	2.70%	2.48%	2.50%	2.53%

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

The Company’s total assets increased by $70.5 million, or 7.0%, to $1.1 billion at September 30, 2008 from December 31, 2007.  Cash and cash equivalents decreased by $63.6 million, as cash received for the stock offering was used for general corporate activities, including loan originations and investment purchases.  Net loans increased by $93.8 million, or 16.5%, and securities available for sale increased $21.9 million, or 8.2%.  For the nine months

Index

ended September 30, 2008, the Company increased outstanding loans in all categories except construction and consumer lending.

Deposits increased by $30.6 million, or 4.0%, for the nine months ended September 30, 2008.  Demand deposit and money market balances increased by $13.6 million and $17.6 million, respectively, during this time.

Borrowed funds also increased $21.1 million, to $57.7 million.  In April 2008, the Company obtained new advances totaling $45.0 million from the Federal Home Loan Bank of Boston (“FHLB”) as part of its leveraging strategy and to take advantage of favorable interest rates.  The advances mature from 2011 to 2013, with rates ranging from 2.99% to 3.54%.   The average borrowing rate is 3.27% and the average term is four years.

Stockholders’ equity increased by $79.4 million, to $195.1 million at September 30, 2008 from $115.7 million at December 31, 2007, mainly due to the Company’s first quarter stock offering.  During the third quarter of 2008, accumulated other comprehensive income decreased by $11.3 million primarily due to the change in net unrealized losses on securities available for sale.

Securities

All securities held by the Company as of September 30, 2008 and December 31, 2007 are classified as available-for-sale and are carried at fair value.  Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity.  Gains or losses on the sale of available-for-sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.  Carrying amounts and fair values at September 30, 2008 and December 31, 2007 were as follows:

	At September 30, 2008		At December 31, 2007
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government – sponsored enterprises	$19,268	$19,267	$7,002	$6,975
Corporate bonds	204,262	196,089	219,626	220,629
Mortgage-backed securities	41	41	43	43
Total debt securities	223,571	215,397	226,671	227,647
Marketable equity securities	72,476	73,544	28,843	39,411
Total securities available for sale	$296,047	$288,941	$255,514	$267,058

The available-for-sale securities portfolio increased $21.9 million, or 8.2% to $288.9 million at September 30, 2008 from $267.1 million December 31, 2007.   Money market mutual funds included in the marketable equity securities portfolio totaled $46.6 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively.   Management continues to hold the money market mutual funds and monitor available investment opportunities in light of the current issues in the debt and equity markets.

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At September 30, 2008, unrealized losses in our debt portfolio ranged from 0% to 52%, and unrealized losses in our equity portfolio ranged from 0% to 27%.

Included in the decrease in the market value of the equity portfolio year to date is almost all of the net gain on sales of securities of $5.1 million.  As of September 30, 2008 the net unrealized gain of the total equity portfolio was $1.1 million.  Seven equity securities had market value declines of 20% or more, with net unrealized losses of $701,000.  The most significant market valuation decrease related to any one equity security at September 30, 2008 is $183,000.   As of June 30, 2008, three equity securities had a market value decline of 20% or more, with

Index

net unrealized losses of $428,000.  No equity security had a market valuation decrease of 20% or more as of December 31, 2007.

At September 30, 2008, the aggregate amortized cost of debt obligations owned by the Company was $223.6 million and the aggregate market value was $215.4 million.  Eight corporate bonds, from five issuers, had a market decline of greater than 20% of book value, with declines ranging from 23.1% to 51.7%.   All of these bonds were issued by financial companies.  The aggregate unrealized loss on these eight bonds is $6.9 million and is presently considered to be temporary.

Five of the securities, from three issuers, had been impaired greater than 20% for approximately one month, reflecting the rapid changes in the market during the third quarter.   The aggregate unrealized loss on these five bonds was $3.6 million at September 30, 2008.  These bonds have maturity dates ranging from May 2010 to May 2012.  Due to the very recent impairment of these securities, with no indication that the issuers will be unable to continue to service the obligations based on ongoing operations, and management’s ability and intent to hold the obligations until the earlier of recovery or maturity, management considers the decline in market valuation to be temporary.

The remaining three bonds, from two issuers, had been impaired greater than 20% for less than six months.  The aggregate unrealized loss on these three bonds was $3.3 million at September 30, 2008.  Included in this group is the bond with the most significant market decline ($2.1 million), issued by a regional bank considered to be “well-capitalized” as of September 30, 2008.  This bond matures in December 2011.  In October 2008, the issuer announced it will be acquired by PNC Bank.  PNC Bank has thus far mainly avoided many of the credit problems affecting regional and national banks, and announced that it will receive $7.7 billion from the Treasury Department TARP Capital Purchase Program as part of the acquisition.

    The remaining two bonds in this group, maturing in July 2011 and February 2012, were issued by a commercial finance and lease company.  The aggregate unrealized loss on these bonds was $1.2 million as of September 30, 2008. According to the issuer’s third quarter press releases, the company has obtained $11.0 billion of additional liquidity during 2008 and continues to have stable cash balances and an adequate funding plan to meet all obligations in the next 12 months. The third quarter earnings announcement also includes a statement that the issuer is reviewing its funding model, including deposit taking capabilities, which would help alleviate funding issues long term by providing a deposit base to support lending.

Due to the relatively short length of time of the impairment of these securities, with no indication that the issuers will be unable to continue to service the obligations based on ongoing operations, and management’s ability and intent to hold the obligations until the earlier of recovery or maturity, management considers the decline in market valuation to be temporary.

Index

Loan Portfolio Analysis

Our loan portfolio consists primarily of residential, multi-family and commercial real estate loans, construction and land development loans, commercial and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding.  The Company does not originate or purchase non-traditional loans, such as negative amortization or payment option adjustable rate mortgages or subprime or Alt-A loans.  Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors.  Loan detail by category as of September 30, 2008 and December 31, 2007 were as follows:

	At September 30, 2008		At December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to four-family	$266,327	39.8%	$224,109	39.1%
Multi-family	31,407	4.7	26,855	4.7
Commercial real estate	223,867	33.4	175,072	30.5
Construction	104,321	15.6	111,796	19.5
Home equity lines
of credit	27,078	4.1	21,541	3.8
Total real estate loans	653,000	97.6	559,373	97.6

Commercial business loans	14,355	2.2	11,859	2.1
Consumer loans	1,274	0.2	1,576	0.3
Total loans	668,629	100.0%	572,808	100.0%
Net deferred origination fees	(1,021)		(1,067)
Allowance for loan losses	(5,718)		(3,637)
Loans, net	$661,890		$568,104

Analysis of Loan Loss Experience

The allowance for loan losses is maintained at a level adequate to absorb possible losses inherent in the loan portfolio.  The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquency and non-accrual levels, economic conditions, loss experience, and an evaluation of underlying collateral quality.  Changes in the allowance for loan losses during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Beginning balance	$5,961	$3,503	$3,637	$3,362
Provision for loan losses	403	117	2,731	260
Charge offs:
Real estate loans	647	-	650	16
Commercial business loans	-	-	-	-
Consumer loans	-	1	2	14
Total charge-offs	647	1	652	30
Recoveries:
Real estate loans	-	-	1	16
Commercial business	-	-	-	-
Consumer loans	1	1	1	12
Total recoveries	1	1	2	28
Net charge-offs	(646)	-	(650)	(2)
Ending balance	$5,718	$3,620	$5,718	$3,620
Allowance to non-accrual loans	92.51%	72.49%	92.51%	72.49%
Allowance to total loans outstanding	0.86%	0.66%	0.86%	0.66%
Net charge-offs/average loans outstanding	0.10%	0.00%	0.11%	0.00%

Index

Provision for Loan Losses

The Company’s loan loss provision was $403,000 and $2.7 million for the quarter and nine months ended September 30, 2008, compared to $117,000 and $260,000 for the same periods in 2007.  The increase in the provision relates to specific reserves established during the second quarter for two impaired construction loans, as well as growth in the loan portfolio and management’s assessment of various factors affecting the portfolio, including, among others, an ongoing evaluation of credit quality, local real estate market conditions, and general economic factors.  The Company had two loan charge-offs totaling $647,000 during the current quarter.  Both loans charged-off had specific reserves established in the second quarter.  The collateral for both loans, a residential construction loan and a residential real estate loan, became foreclosed real estate.

The allowance for loan losses was $5.7 million, or 0.86% of total loans outstanding as of September 30, 2008, compared to $3.6 million, or 0.63% as of December 31, 2007, and $3.6 million, or 0.66% at September 30, 2007.

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
The following table summarizes the non-performing assets at September 30, 2008 and December 31, 2007.

	At September 30,	At December 31,
(In thousands)	2008	2007
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$3,068	$2,059
Multi-family	-	-
Commercial real estate	2,679	1,561
Home equity lines of credit	-	98
Construction	335	1,218
Total real estate loans	6,082	4,936
Commercial business loans	99	45
Consumer loans	-	1
Total non-accrual loans	6,181	4,982

Foreclosed assets	2,045	560
Total nonperforming assets	$8,226	$5,542

Non-accrual loans to total loans	0.92%	0.87%
Non-accrual loans to total assets	0.58%	0.50%
Non-performing assets to total assets	0.77%	0.55%

Non-performing assets (non-accrual loans and property acquired through foreclosure) were $8.2 million, or 0.77% of total assets at September 30, 2008, compared to $5.5 million, or 0.55% at December 31, 2007, and $5.2 million, or 0.56% at September 30, 2007.  The increase in non-performing assets from December resulted primarily from one construction lending relationship that was transferred to property acquired through foreclosure during the third quarter.  The balance of the relationship was $2.4 million at the time of foreclosure, and a charge-off of $596,000 was recorded against the allowance.  The charge-off had been identified as a specific reserve prior to June 30, 2008.

Index

The Company’s credit quality is a reflection of the current environment, with increased levels of non-performing residential loans and commercial real estate loans compared to December 31, 2007 due mainly to softening in local primary real estate markets.  The Company cannot predict when the level of non-performing assets might return to the lower end of the historic basis point range; however management continues to monitor delinquency and non-performing asset trends.

Total property acquired through foreclosure was $2.0 million at September 30, 2008, compared to $560,000 and $220,000 at December 31 and September 30, 2007.  The Company recorded a $5,000 loss on the sale of foreclosed real estate for the nine months ending September 30, 2008.

Foregone interest income that would have been recorded for the nine months ended September 30, 2008 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $152,000.

The Bank individually reviews classified residential and commercial loans for impairment, and establishes reserves, if necessary, based on the fair value of collateral or expected cash flows.  The Bank considers a loan to be impaired when collection of all amounts due according to the original loan term, including interest, is doubtful.  At September 30, 2008, there are $10.4 million of impaired loans, including loans of $8.1 million with an impairment allowance of $1.5 million.  The September 30, 2008 impaired loan balance includes two troubled debt restructings totaling $6.2 million that are on accrual due to their continued payment performance.   A modification of loan terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.  At December 31, 2007, there was $5.1 million of impaired loans, including loans of $621,000 with an impairment allowance of $89,000.  The Company’s average investment in impaired loans was $6.4 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Deposits

Deposits are a major source of our funds for lending and other investment purposes.  Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

The following table summarizes the balance and the composition of deposits:

	At September 30, 2008		At December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$98,635	12.3%	$85,045	11.0%
Money market deposits	156,238	19.4	138,688	17.9
Regular and other deposits	118,806	14.7	118,837	15.3
Certificates of deposit	431,405	53.6	431,876	55.8
Total	$805,084	100.0%	$774,446	100.0%

Borrowings

Federal Home Loan Bank (“FHLB”) advances maturing within one year totaled $9.2 million at December 31, 2007, at a weighted average rate of 4.52%.  No short term advances were outstanding at September 30, 2008.

At September 30, 2008, long-term FHLB advances totaling $57.7 million mature through April 2013, with a weighted average yield of 3.45%.  As of December 31, 2007, long-term FHLB advances totaling $27.4 million were outstanding, with a weighted average yield of 4.48%.

Index

Results of Operations for the Three and Nine months ended September 30, 2008 and September 30, 2007

Average Balance Table

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.

	For The Three Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$641,094	$9,938	6.17%	$545,808	$9,073	6.63%
Securities and certificates of deposit	333,900	3,307	3.94	262,927	2,986	4.54
Other interest-earning assets	21,478	99	1.83	26,153	331	5.02
Total interest-earning assets	996,472	13,344	5.33	834,888	12,390	5.94

Noninterest-earning assets	79,296			77,934
Total assets	$1,075,768			$912,822

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$42,078	92	0.87	$61,909	31	0.20
Money market deposits	150,501	929	2.46	119,184	1,144	3.81
Savings and other deposits	123,236	354	1.14	127,363	371	1.15
Certificates of deposit	435,022	4,670	4.27	419,575	5,190	4.91
Total interest-bearing deposits	750,837	6,045	3.20	728,031	6,736	3.70
FHLB advances	60,316	534	3.52	38,663	467	4.83
Total interest-bearing liabilities	811,153	6,579	3.23	766,694	7,203	3.76
Noninterest-bearing demand deposits	54,711			25,111
Other noninterest-bearing liabilities	10,509			8,232
Total liabilities	876,373			800,037
Total stockholders' equity	199,395			112,785
Total liabilities and stockholders' equity	$1,075,768			$912,822
Net interest income		$6,765			$5,187
Interest rate spread (2)			2.10%			2.18%
Net interest margin (3)			2.70%			2.48%
Average interest-earning assets to		122.85%			108.89%
average interest-bearing liabilities

(1) Loans on non accrual status are included in average balances.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

	For The Nine Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$604,157	$28,455	6.29%	$541,108	$26,560	6.55%
Securities and certificates of deposit	301,477	9,281	4.11	269,448	9,079	4.49
Other interest-earning assets	85,350	1,640	2.57	18,900	726	5.14
Total interest-earning assets	990,984	39,376	5.31	829,456	36,365	5.85

Noninterest-earning assets	76,733			74,542
Total assets	$1,067,717			$903,998

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$38,855	236	0.81	$63,322	79	0.17
Money market deposits	144,751	2,967	2.74	107,266	2,852	3.55
Savings and other deposits	129,138	1,103	1.14	131,199	1,142	1.16
Certificates of deposit	443,140	15,076	4.54	418,279	15,086	4.82
Total interest-bearing deposits	755,884	19,382	3.43	720,066	19,159	3.56
FHLB advances	53,458	1,478	3.69	40,095	1,436	4.79
Total interest-bearing liabilities	809,342	20,860	3.44	760,161	20,595	3.62
Noninterest-bearing demand deposits	53,867			24,275
Other noninterest-bearing liabilities	9,854			7,417
Total liabilities	873,063			791,853
Total stockholders' equity	194,654			112,145
Total liabilities and stockholders' equity	$1,067,717			$903,998
Net interest income		$18,516			$15,770
Interest rate spread (2)			1.87%			2.23%
Net interest margin (3)			2.50%			2.53%
Average interest-earning assets to		122.44%			109.12%
average interest-bearing liabilities

(1) Loans on non accrual status are included in average balances.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

Financial Summary

The Company recorded net income of $2.1 million for the quarter ended September 30, 2008, compared to a net loss of $303,000 for the quarter ended September 30, 2007.  Net income per basic and diluted share for the third quarter of 2008 was $.10.  The Company recorded a net pre-tax gain on sale of securities of $2.8 million for the 2008 third quarter, compared to a pre-tax loss on sale of securities of $860,000 during the comparable 2007 period.

For the nine months ended September 30, 2008, the Company recorded a net loss of $394,000, compared to net income of $2.3 million for the nine months ended September 30, 2007.  The 2008 net loss includes a $3.0 million pre-tax contribution of stock to the Company’s charitable foundation, and pre-tax compensation charges of $1.5 million as a result of the retirement of the Bank’s president.

Earnings per share is not applicable for the nine months ended September 30, 2008 and prior periods, as shares were not outstanding for the entire periods.

Analysis of Net Interest Income

Net interest income for the quarter ended September 30, 2008 was $6.8 million, an increase of $1.6 million, or 30.4%, from the quarter ended September 30, 2007, due to an increase in interest income earned on loans of $865,000, or 9.5%, and a reduction in deposit interest expense of $691,000, or 10.3%.   Net interest income for the nine months ended September 30, 2008 was $18.5 million, an increase of $2.7 million, or 17.4%, from the nine months ended September 30, 2007, due primarily to an increase in loan interest income of $1.9 million, or 7.1%.

The Company’s net interest margin was 2.70% and 2.48% for the quarters ended September 30, 2008 and 2007, respectively.  The margin increase from the prior period is due to a decrease in the overall rate paid on deposits and borrowings.  For the nine months ended September 30, 2008 the net interest margin was 2.50%, compared to 2.53% for the same period in 2007.  The decline in the nine-month net interest margin is due to faster repricing of prime-related assets compared to interest-bearing liabilities in a period of declining market interest rates.

Growth in the loan portfolio resulted in increased loan interest income in 2008, from $9.1 million for the quarter ended September 30, 2007, to $9.9 million for the quarter ended September 30, 2008.  For the nine months ended September 30, 2008, total loan interest income was $28.5 million, compared to $26.6 million for the nine months ended September 30, 2007.

The average balance of interest-bearing deposits increased from $728.0 million to $750.8 million for the quarters ended September 30, 2007 and 2008, respectively, while deposit interest expense decreased $691,000, or 10.3%, due to lower average rates paid, particularly on money market accounts and certificates of deposit.  For the nine months ended September 30, 2008, deposit interest expense increased $223,000, or 1.2%, from the same period in 2007 due to higher average balances.

Borrowing expense increased $67,000, or 14.3%, for the quarter ended September 30, 2008 compared to the same period in 2007 due to higher average outstanding borrowings, which increased from $38.7 million to $60.3 million.

Non-interest Income

Non-interest income for the third quarter of 2008 was $3.8 million, compared to $11,000 in the third quarter of 2007.    A loss on sale of securities of $860,000 in the third quarter of 2007 offset other income earned, as the Company sold debt securities with exposure to the subprime mortgage market.  The Company recorded gains on sales of securities of $2.8 million during the third quarter of 2008, as management opted to sell equity securities with appreciable gains.  Bank-owned life insurance income increased from $153,000 to $209,000 due to an increase in policy balances owned.  The Company’s equity loss from its investment in Hampshire First Bank decreased from $138,000 to $69,000, as Hampshire First Bank continues to implement its business growth plans.

Non-interest income increased from $4.2 million for the nine months ended September 30, 2007 to $8.0 million for the nine months ended September 30, 2008, primarily due to increased net gains on sales of securities.  The Company also recorded bank-owned life insurance income of $624,000 for the nine months ended September

Index

30, 2008 compared to $850,000 for the comparable 2007 period due to policy proceeds of $383,000 received during 2007.   No policy proceeds were received during 2008.

Non-interest Expenses

Non-interest expenses increased from $5.7 million for the quarter ended September 30, 2007 to $6.8 million for the quarter ended September 30, 2008.  Salary and employee benefit costs increased from $3.6 million to $4.0 million, primarily as a result of additional expense incurred in connection with the Company’s Employee Stock Ownership Plan (ESOP) and bank-owned life insurance policies.  The Company also incurred an increase in professional service fees of $317,000 due mainly to legal and audit expenses related to being a public company.  Other expenses increased $180,000 due to an increase in deposit insurance expense and annual meeting expenses.  The Company benefited from a one-time deposit insurance credit in 2007 and the first quarter of 2008.

Non-interest expenses increased $8.1 million, from $16.5 million to $24.6 million for the nine months ended September 30, 2007, and 2008, respectively, primarily as a result of the $1.5 million retirement charge (see Note 5 to interim financial statements), the contribution expense of $3.0 million for the contribution to the Meridian Charitable Foundation, and increased professional service fees and deposit insurance expense.

Income Tax Expense

The Company recorded a tax expense of $1.2 million, or a 36.4% effective tax rate, for the quarter ended September 30, 2008 compared to a tax benefit of $323,000, or a 51.6% effective tax rate, for the same 2007 period.  The Company recorded a tax benefit of $374,000, or a 48.7% effective tax rate,  for the nine months ended September 30, 2008 compared to a tax expense of $942,000, or a 29.2% effective tax rate,  for the same 2007 period.   The change in the effective tax rate is due to changes in the components of non-taxable income and non-deductible expense as a percentage of pre-tax income or loss, including net gains and losses on the sale of securities and the Company’s 2008 contribution to the Meridian Charitable Foundation.

The Company contributed 300,000 shares of common stock to the Meridian Charitable Foundation, resulting in a pre-tax non-interest expense charge of $3.0 million in the first quarter of 2008.  Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income.   Accordingly, the $3.0 million contribution created a carry-forward for income tax purposes and a deferred tax asset for financial statement purposes.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2008, cash and cash equivalents totaled $39.5 million.  In addition, at September 30, 2008, we had $108.0 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On September 30, 2008, we had $57.7 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2008, we had $170.1 million in total loan commitments outstanding.  Historically, some of the commitments expire without being fully drawn; therefore the total amount of commitment does not necessarily represent future cash requirements.  Unused portions of existing loans include $83.2 million in unadvanced portions of construction loans, $26.1 million in unused home equity lines of credit, $2.1 million in unused business lines of credit, $1.2 million in unused commercial letters of credit, and $557,000 in unadvanced revolving lines of credit. Commitments to fund new loans

Index

include $5.1 million in commitments to fund one- to four-family residential real estate loans, $32.7 million in commitments to fund commercial real estate loans, $15.7 million in commitments to originate commercial construction loans, $1.3 million in commitments to originate commercial lines of credit, $1.3 million in commitments to originate home equity lines of credit, and $761,000 in commitments to originate residential construction loans.  We also have a seven year contract with our core data processing provider with an outstanding commitment of approximately $6.4 million as of September 30, 2008, and an annual payment of approximately $1.3 million.  In 2008, the Company entered into an agreement for design and renovation services for the new Wakefield, Massachusetts branch, which opened for business in October.  The outstanding commitment for the project at September 30, 2008 is $126,000.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2008 totaled $356.6 million, or 83% of certificates of deposit.   If these maturing deposits do not remain with us, we will be required to utilize other sources of funds.  Historically, a significant portion of certificates of deposit that mature have remained at the Company.   We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2008, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.

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

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We had no investment in derivative securities at September 30, 2008.

Index

For the nine months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The simulation uses projected repricing of assets and liabilities at September 30, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.

When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company for the twelve-month period beginning October 1, 2008 and ending September 30, 2009:

Index

Increase (Decrease)
in Market Interest	Net Interest Income			Net Portfolio Value Estimate
Rates (Rate Shock)	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
200	$32,402	$1,869	6.12%	$152,395	$(39,748)	(20.69	) %
100	31,636	1,103	3.61	173,421	(18,722)	(9.74)
0	30,533			192,143
(100)	28,729	(1,804)	(5.91)	203,078	10,935	5.69
(200)	26,158	(4,375)	(14.33)	208,054	15,911	8.28

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Control over Financial Reporting

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

Item 1A.  Risk Factors

For information regarding our risk factors, see “Risk Factors,” in our 2007 Annual Report on Form 10-K, filed with the SEC on March 31, 2008, which is available through the SEC’s website at www.sec.gov.   As of September 30, 2008, the risk factors of Meridian Interstate Bancorp have not changed materially from those reported in the prospectus.  The risks described in Meridian Interstate Bancorp’s prospectus are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

In addition to the previously noted risk factors, the Company will experience an increased level of Federal Deposit Insurance Corporation (“FDIC”) insurance expense.  The FDIC imposes an assessment based on the risk category of the institution that ranges from 5 to 43 basis points of the institution’s deposits.  The Company received a one-time credit that decreased the amount of deposit insurance expense in 2007 and the first quarter of 2008.  This credit was depleted during the second quarter of 2008.

Federal law requires that the reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within ninety days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances.)

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratio to the required level.  The proposed rule would raise the current deposit insurance assessment rate uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.  There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its present form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,0000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction account in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.) – (c.) Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on August 19, 2008.

(b)	The following individuals were re-elected as directors for a three-year term at the annual meeting: Vincent D. Basile, James P. DelRossi, James G. Sartori and Paul T. Sullivan.

(c)
The following matters were voted upon and approved by the Company’s shareholders at the 2008 Annual Meeting of Shareholders held on August 19 2008: (i) election of four directors to serve for three-year terms (Proposal 1); (ii) approval of the Company’s 2008 Equity Incentive Compensation Plan (Proposal 2); and (iii) ratification of the appointment of Wolf & Company, P.C. as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008. (Proposal 3).

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1
Vincent D. Basile received 21,491,240 votes for election and 400,326 votes were withheld; James P. DelRossi received 21,619,728 votes for election and 271,838 votes were withheld; and James G. Sartori received 21,626,762 votes for election and 264,804 votes were withheld; Paul T. Sullivan received 21,613,070 votes for election and 278,496 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 2
Shareholders cast 18,662,920 votes for, 920,457 votes against and 84,318 abstentions, and 2,223,871 broker non-votes.

Proposal 3
Shareholders cast 21,769,020 votes for, 88,303 votes against and 34,243 abstentions.

(d)	Not applicable.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on September11, 2008.
10.8	Form of Amended and Restated Supplemental Executive Retirement Agreement with Leonard V. Siuda filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.9	Form of Amended and Restated Supplemental Executive Retirement Agreement with Philip F. Freehan filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.11	2008 Equity Incentive Plan**
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________

*
Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: November 10, 2008	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2008	/s/ Leonard V. Siuda
Leonard V. Siuda
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)