Form 10-K
period 2008-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2009-03-16
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(617) 567-1500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Stock Market, LLC

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
Large Accelerated Filer ☐                                           Accelerated Filer                                ☒ Non Accelerated Filer    ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes          ☐                    No     ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2008 was approximately $88,676,532.  As of March 1, 2009, there were 23,000,000 outstanding shares of the Registrant’s common stock, the majority of which are owned by the Registrant’s mutual holding company parent, Meridian Financial Services, Incorporated.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN INTERSTATE BANCORP
2008 FORM 10-K ANNUAL REPORT

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

Item 1.  business

Meridian Interstate Bancorp, Inc.

Meridian Interstate Bancorp, Inc. is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank to be its holding company.  Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities.  In addition, Meridian Interstate Bancorp owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  At December 31, 2008, Hampshire First Bank had assets of $121.3 million.  At December 31, 2008, Meridian Interstate Bancorp had total assets of $1.1 billion, deposits of $796.9 million and stockholders’ equity of $189.8 million.

Meridian Financial Services, Incorporated

Meridian Financial Services, Incorporated is our Massachusetts-chartered mutual holding company parent.  As a mutual holding company, Meridian Financial Services is a non-stock company.  Meridian Financial Services owns 55.0% of Meridian Interstate Bancorp’s common stock.  So long as Meridian Financial Services exists, it will own a majority of the voting stock of Meridian Interstate Bancorp and, through its Board of Trustees, will be able to exercise voting control over most matters put to a vote of stockholders.  All 11 directors of Meridian Interstate Bancorp are also members of the Board of Trustees of Meridian Financial Services, which is composed of 28 members.  Meridian Financial Services does not currently intend to engage in any business activity other than those relating to owning a majority of the common stock of Meridian Interstate Bancorp.

East Boston Savings Bank

East Boston Savings Bank is a Massachusetts-chartered stock savings bank that operates from 12 full-service locations and one loan center in the greater Boston metropolitan area.  East Boston Savings Bank was originally founded in 1848.  We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Essex, Middlesex and Suffolk Counties, Massachusetts.

We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area.  We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial business and consumer loans which we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer non-deposit financial products through a third-party network arrangement.  At December 31, 2008, we had total assets of $1.0 billion, deposits of $796.9 million and stockholders’ equity of $129.2 million.

Available Information

Meridian Interstate Bancorp is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission.  These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.ebsb.com.  Information on our website should not be considered a part of this annual report.

Market Area

We consider the greater Boston metropolitan area to be our primary market area.  While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts east of Route 93, including Cape Cod, and portions of south-eastern New Hampshire and Maine.  We conduct our operations through our 12 full service offices and one loan center located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (four offices and one loan center), Middlesex (three offices) and Suffolk (five offices) Counties.

The greater Boston metropolitan area is the 11th largest metropolitan area in the United States.  Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America Corporation, Banco Santander, TD Banknorth, Inc., Citizens Financial Group, Inc. and Eastern Bank.  These institutions are significantly larger than us and, therefore, have greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

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

Lending Activities

One- to Four-Family Residential Loans

The second largest segment of our loan portfolio is mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At December 31, 2008, one- to four-family residential loans were $274.7 million, or 38.6% of our total loan portfolio, consisting of $139.9 million and $134.8 million of fixed-rate and adjustable-rate loans, respectively.  We offer fixed-rate loans with terms up to 30 years and adjustable-rate loans with terms up to 40 years.  Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than fifteen years) are originated with the intention to sell.  Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to seven years.  East Boston Savings Bank also offers fixed-rate bi-weekly loans (loan payments are made every two weeks) and such loans were $105.3 million at December 31, 2008.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index.  Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 4% over the initial interest rate of the loan.  Our residential loans generally do not have prepayment penalties.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  We do not offer loans with negative amortization and generally do not offer interest-only one- to four-family residential real estate loans.  Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer term (more than 15 year terms)

fixed-rate one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term fixed-rate loans, bi-weekly amortization loans and adjustable-rate loans.  Generally, loans are sold to Fannie Mae and the Federal Home Loan Bank Mortgage Partnership Finance Program with servicing retained.  We do not make loans generally known as subprime loans or Alt-A loans.

We will make loans with loan-to-value ratios up to 95% (100% for first time home buyers only) with such value measured at origination; however, we generally require private mortgage insurance for loans with a loan-to-value ratio over 80%.  We require all properties securing mortgage loans to be appraised by a licensed real estate appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

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

We also offer loans secured by one- to four-family properties that are not owner-occupied (“investment loans”.)  These loans consist primarily of bi-weekly fixed-rate loans with terms up to 30 years and adjustable-rate loans which adjust annually after an initial fixed period of three years or adjust every three years after an initial fixed period of five years.  Investment loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination.  At December 31, 2008, investment loans totaled $20.0 million.

 To a lesser extent we also originate land loans primarily to local contractors and developers for making improvements on approved building lots.  Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years.  Interest rates on our land loans are fixed for three years.  At December 31, 2008, land loans totaled $2.3 million.

Commercial and Multi-Family Real Estate Loans

The largest segment of our loan portfolio is fixed- and adjustable-rate mortgage loans secured by commercial real estate and multi-family real estate.  At December 31, 2008, commercial real estate and multi-family real estate loans were $269.5 million and $31.2 million, or 37.7% and 4.4%, respectively, of our total loan portfolio.  The commercial real estate and multi-family loan portfolio consisted of $19.9 million fixed-rate loans and $280.8 million adjustable-rate loans at December 31, 2008.  We currently target new individual commercial and multi-family real estate loan originations to small- and mid-size owner occupants and investors in our market area and can, by policy, originate loans to one borrower up to $15.0 million.  Our commercial real estate and multi-family real estate loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities.  We intend to continue to grow our commercial real estate and multifamily loan portfolio, while maintaining prudent underwriting standards.  In addition to originating these loans, we also participate in loans with other financial institutions.

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

At December 31, 2008, loan participations purchased totaled $42.1 million, including $17.0 million with Hampshire First Bank, in which the Company owns 40% of the outstanding common stock.  The properties securing these loans are located primarily in New England.  Our underwriting practices with respect to loan participations generally do not differ from loans that we originate.

Construction Loans

At December 31, 2008, construction loans were $91.7 million, or 12.9% of our total loan portfolio, compared to $109.6 million, or 19.1%, at December 31, 2007.  At the beginning of 2008, one of our lending goals was to decrease the outstanding construction loans to no more than 15% of the loan portfolio due to the increased risk inherent to construction lending.  In 2009, we expect to continue some level of construction lending, when appropriate, while maintaining a guarded, disciplined approach given the current decline in the local real estate market.  We remain focused on a strong credit culture and underwriting standards, as described below.  In addition, we continue to carefully monitor the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

We primarily make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings.  We also originate adjustable and bi-weekly loans to individuals and to builders to finance the construction of residential dwellings.  Most of our construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years.  At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value upon completion of the project.  As appropriate to the underwriting, a “discounted cash flow analysis” is utilized.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions.  While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we are considering each project carefully in light of the current slow-down in the residential real estate market.  Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.  Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas.  The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments.  We require that builders maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

At December 31, 2008, we had $2.5 million in construction loans for one- to four-family properties that convert to permanent loans.  Also at that date, we had $89.2 million, in construction loans on commercial and multi-family real estate consisting of mixed-use and non-residential loans.

Home Equity Lines of Credit

We offer home equity lines of credit, which are secured by owner-occupied one- to four-family residences.  At December 31, 2008, home equity lines of credit were $28.3 million, or 4.0% of our total loan portfolio.  Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month.  Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and eleven.  We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Commercial Business Loans

We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  At December 31, 2008, commercial business loans were $15.4 million, or 2.2% of our total loan portfolio, and we intend to increase the commercial business loans that we originate.  Commercial lending products include term loans and revolving lines of credit.  Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin.  Fixed-rate business loans are generally indexed to a corresponding U.S. Treasury rate, plus a margin.  Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral.  We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  All of these loans are secured by assets of the respective borrowers and were performing according to their original terms at December 31, 2008.

Consumer Loans

We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans.  At December 31, 2008, consumer loans were $1.4 million, or 0.2% of total loans.  The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

Construction Loans

Our construction loans are based upon estimates of costs and values associated with the completed project. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.   In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  A discounted cash flow analysis is utilized for determining the value of any construction project of five or more units.  Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing market in our market areas.

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

Loan Originations, Purchase and Sales

Loan originations come from a number of sources.  The primary sources of loan originations are current customers, walk-in traffic, our website, advertising and referrals from customers as well as our directors, trustees and corporators.  We advertise in newspapers that are widely circulated throughout our market area and on local radio.  We also purchase participation loans to supplement our origination efforts.  We generally do not purchase whole loans.

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

For the years ended December 31, 2008 and December 31, 2007, we originated $312.8 and $177.4 million of loans, and sold $10.5 million and $8.3 million of loans.  At December 31, 2008, we were servicing $83.6 million of loans for others.

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

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits.  At December 31, 2008, our regulatory limit on loans-to-one borrower was $25.8 million.  At that date, our largest lending relationship consisted of three loans totaling $16.3 million and was secured by commercial real estate.  This loan was performing in accordance with its original repayment terms at December 31, 2008.

Loan Commitments

We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds.  Our equity securities generally pay dividends.  We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2008.

At December 31, 2008, our investment portfolio consisted primarily of corporate bonds, investment-grade marketable equity securities, money market mutual fund investments, short-term obligations of government-sponsored enterprises and mortgage-backed securities.  The Company does not hold any trust preferred instruments, private label mortgage-backed securities, or FNMA or FHLMC preferred stock.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return.  Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy.  The Executive Committee of the Board of Directors and management are responsible for implementation of the investment policy and monitoring our investment performance. Our Executive Committee reviews the status of our investment portfolio monthly.

In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates and issuer specific significant business events.

At each balance sheet date, management evaluates whether the declines in value of the Company’s debt securities are temporary, and whether management expects to collect the full amount of principal and interest payments within the contractual period.  Further, at each balance sheet date and in all material respects, management determines if it has the intent and ability to hold depreciated debt securities to the earlier of recovery or maturity.

From time to time, management’s intent to hold depreciated debt securities to recovery or maturity may change as a result of prudent portfolio management.  If management’s intent changes, unrealized losses are recognized either as impairment charges to the consolidated statement of operations or as realized losses if a sale has been executed.

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

Deposit Activities and Other Sources of Funds

General

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts

The substantial majority of our depositors reside in our market area.  Deposits are attracted, by advertising and through our website, primarily from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area.  At December 31, 2008, we had $709,000 of brokered deposits, or less than 1% of total deposits, all maturing within one year.

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

Borrowings

We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  As of December 31, 2008, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

In addition, at December 31, 2008 the Bank has federal funds purchased from Hampshire First Bank of $7.8 million.  These purchases are currently a source of low-cost funds for the Bank, at a rate of 0.91% at December 31, 2008.

Financial Services

We offer customers a range of non-deposit products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer.  We receive a portion of the commissions generated by our sales to our customers.  We also offer customers long-term care insurance through a third-party insurance company which generates commissions for us.  Our non-deposit products generated $146,000, $118,000, and $43,000 of non-interest income during the years ended December 31, 2008, 2007 and 2006, respectively.

Personnel

As of December 31, 2008, we had 164 full-time and 63 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is excellent.

Subsidiaries

In addition to East Boston Savings Bank, Meridian Interstate Bancorp has another wholly-owned subsidiary, Meridian Interstate Funding Corporation, a Massachusetts corporation established in 2008 to loan funds to the Company’s Employee Stock Ownership Plan “ESOP” to purchase stock in our initial public offering.   At December 31, 2008, Meridian Interstate Funding Corporation had total assets of $8.7 million and total equity of $8.6 million.

Meridian Interstate Bancorp also owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  In connection with the organization of Hampshire First Bank, Meridian Interstate Bancorp also received non-voting warrants to purchase an additional 60,000 shares of capital stock of Hampshire First Bank (currently representing 2% of the outstanding shares of Hampshire First Bank).  At December 31, 2008, our directors and executive officers also own approximately 1% in the aggregate of the capital stock of Hampshire First Bank and owned non-voting warrants to purchase in the aggregate less than 1% of the capital stock.  None of our directors and executive officers has any agreements or contracts with each other or with Meridian Interstate Bancorp regarding voting their shares of Hampshire First Bank stock.  We also have no additional agreements or contracts to purchase shares of voting securities of Hampshire First Bank.  In addition, any future acquisition by Meridian Interstate Bancorp of the voting securities of Hampshire First Bank, either common stock or warrants, would require prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks.

Hampshire First Bank bylaws provide that Meridian Interstate Bancorp may nominate or appoint 40% of the Directors of Hampshire First Bank for as long as it holds 40% or more of the outstanding common stock of Hampshire First Bank.  In addition, the Hampshire First Bank bylaws require that all matters requiring a vote of the Board of Directors be approved by a two-thirds vote.  The members of the Hampshire First Bank Board appointed by Meridian Interstate Bancorp also will appoint the Chairman of the Board.  As a result, three of the ten current directors of Hampshire First Bank also currently serve as directors of Meridian Interstate Bancorp (Messrs. Gavegnano, Lynch and Fernandez) and Mr. Gavegnano, our Chairman of the Board and Chief Executive Officer, also serves as Chairman of the Board of Hampshire First Bank.  None of these individuals has any agreements or contracts with Meridian Interstate Bancorp regarding their duties or actions as directors of Hampshire First Bank.

In the future, we may realize gains from our investment in Hampshire First Bank from the net income generated by the business of Hampshire First Bank and, possibly, by the sale of this investment, although we have no current intention to sell our investment.  In addition, Hampshire First Bank provides us with a source of loans via loan participations.  Due to the consolidation of financial institutions in New Hampshire and in Hampshire First Bank’s primary market, Hillsborough County, New Hampshire, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers.  In addition, we believe Hampshire First Bank is led by a qualified and experienced executive management team.  As a result of the start-up expenditures that a new bank must incur in relation to total revenue generated, Hampshire First Bank has incurred operating losses since inception, and such losses may continue in the future.

Hampshire First Bank’s loan portfolio consists primarily of multi-family and commercial real estate, commercial business and construction loans.  At December 31, 2008, Hampshire First Bank had assets of $121.3 million, deposits of $80.8 million and equity of $25.9 million.  Meridian Interstate Bancorp accounts for its investment in Hampshire First Bank by the equity method of accounting, under which Meridian Interstate Bancorp’s share of the net income or loss of Hampshire First Bank is recognized as income or loss in the Company’s consolidated financial statements.  At December 31, 2008, Meridian Interstate Bancorp had a $10.4 million investment in Hampshire First Bank and recorded losses of $396,000 and $541,000, respectively, during the years ended December 31, 2008 and 2007, from this investment.

East Boston Savings Bank has one active wholly-owned subsidiary, Prospect, Inc., a Massachusetts corporation.  Prospect was formed in 2000 to engage in buying, selling and holding securities on its own behalf.  As a Massachusetts securities corporation, the income earned on Prospect’s investment securities is subject to a lower state tax rate than that assessed on income earned on investment securities maintained at East Boston Savings Bank.  At December 31, 2008, Prospect had total assets of $99.3 million and total equity of $98.2 million.

Regulation and Supervision

General

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

 The Massachusetts Commissioner of Banks adopted rules that generally allow Massachusetts banks to engage in activities permissible for federally-chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

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

As bank holding companies, Meridian Financial Services and Meridian Interstate Bancorp are subject to capital adequacy guidelines for bank holding companies substantially similar to those of the Federal Deposit Insurance Corporation for state-chartered savings banks.  Meridian Financial Services and Meridian Interstate Bancorp exceed those requirements at December 31, 2008.

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

Insurance of Deposit Accounts

East Boston Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at East Boston Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.  The Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See “Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special 20 basis points special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009.

On February 27, 2009, the Federal Deposit Insurance Corporation announced a one-time special assessment of 20 basis points on all insured deposits regardless of the risk or size of the depository institution.  This special assessment is payable by September 30, 2009 based on deposits as of June 30, 2009, and if finalized would result in additional non-interest expense of $1.6 million based on our deposits as of December 31, 2008.  In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.

      On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  We opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.

      On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions.

The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  We opted not to participate in the CPP.

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

Consumer Protection and Fair Lending Regulations

Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief.  Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory, and punitive damages and attorney’s fees for certain types of violations.

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

Federal Home Loan Bank System

East Boston Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. East Boston Savings Bank was in compliance with this requirement with an investment in stock of the Federal Home Loan Bank of Boston (“FHLB-Boston”) at December 31, 2008 of $4.3 million.  Based on redemption provisions of the FHLB-Boston, the stock has no quoted market value and is carried at cost. In 2008, due to sustained losses, the FHLB-Boston announced a moratorium on redemption of members’ excess stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB-Boston stock.  As of December 31, 2008, no impairment has been recognized.

At its discretion, the FHLB-Boston may declare dividends on the stock.  The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  As a result of losses sustained in 2008, the FHLB-Boston suspended the first quarter dividend and indicated that it does not anticipate paying dividends in 2009.  In addition, the FHLB-Boston issued a moratorium on the redemption of its stock in December 2008.  There can be no assurance that such dividends will resume in the future.  The Company’s net interest income will be negatively impacted in 2009 as a result of the dividend cut.  Likewise, if interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB-Boston stock held by East Boston Savings Bank.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, Meridian Interstate Bancorp’s Chief Executive Officer and Chief Financial Officer each are required to certify that Meridian Interstate Bancorp’s quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

Federal Income Taxation

General

East Boston Savings Bank reports its income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to East Boston Savings Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to East Boston Savings Bank.  East Boston Savings Bank’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2004.  For its 2008 tax year, East Boston Savings Bank’s maximum federal income tax rate was 34%.

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

State Taxation

Financial institutions in Massachusetts are not allowed to file consolidated income tax returns.  Instead, each entity in the consolidated group files a separate annual income tax return.   Starting in 2010, decreasing over a three year period, the Massachusetts excise tax rate for savings banks is changing from 10.5% to 9.0% of federal taxable income, adjusted for certain items.  Refer to Note 11, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, which shows the effect of this change in 2008 which was when the law was enacted.  Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision.  Carryforwards and carrybacks of net operating losses and capital losses are not allowed. East Boston Savings Bank’s state tax returns, as well as those of its subsidiary, are not currently under audit.

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

Meridian Interstate Bancorp is qualified as a security corporation.  As such, it has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.  As a security corporation, it established a subsidiary for the purpose of making the loan to the Company’s employee stock ownership plan in 2008, since making such a loan directly could disqualify it from classification as a security corporation.

Item 1a.  risk factors

The United States economy is in recession. A prolonged economic downturn, especially one affecting our geographic market area, could materially affect our business and financial results.

The United States economy entered a recession in the fourth quarter of 2007.  Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Legislative or regulatory actions responding to financial and market weakness could affect us adversely. There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.  Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and will continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

The Federal Deposit Insurance Corporation is imposing an emergency assessment on financial institutions, which will decrease our earnings in 2009.

On February 27, 2009, the Federal Deposit Insurance Corporation announced a one-time special assessment of 20 basis points on all insured deposits regardless of the risk or size of the depository institution.  This special assessment is payable by September 30, 2009 based on deposits as of June 30, 2009, and if finalized would result in additional non-interest expense of $1.6 million based on our deposits as of December 31, 2008.  In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  The increase in the assessment rates will increase our expenses.

If our investment in the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired, our earnings and stockholders’ equity would decrease.

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2008 was $4.3 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished.  Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future.  If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The Federal Home Loan Bank of Boston suspended dividends during the fourth quarter of 2008.  This will negatively affect our earnings.

The Federal Home Loan Bank of Boston suspended dividend payments for the first quarter of 2009, and has stated that resuming payment of dividends in 2009 is unlikely.  We received $138,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008, and the failure of the Federal Home Loan Bank of Boston to pay dividends for any quarter will reduce our earnings during that quarter.

Lack of consumer confidence in financial institutions may decrease our level of deposits.

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has resulted in large numbers of depositors unwilling to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. In some cases, depositors have withdrawn deposits and invested uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Economic conditions may adversely affect our liquidity.

In the past year, significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers.

As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

A downturn in the local economy or a decline in local real estate values could hurt our profits.

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Boston metropolitan area.  Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  Almost all of our loans are to borrowers or secured by collateral located in Massachusetts.  As a result of this concentration, the downturn in the local economy has resulted in an increase in non-performing loans, which contributed to operating losses in 2008.  Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. A decline in real estate values in our market area may have caused some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss on defaulted loans which would negatively impact our net income. The Company experienced increased level of non-performing loans and provision for loan losses in 2008 as a result of a downturn in the local real estate market; refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Analysis of Nonperforming and Classified Assets.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

The Company maintains an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable losses within the existing portfolio of loans. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.

Changes in the valuation of our securities portfolio could hurt our profits.

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Unrealized losses on securities that are determined to be other-than-temporarily impaired are charged to earnings as impairment losses, or realized through sale of the security.  Due to the significant decreases in value in 2008 for some common stock and debt issuers, our securities portfolio has likewise declined in value.  Continued weakness in the market for these securities could result in impairment charges on some issues in the portfolio.  Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Securities Portfolio.”

Our emphasis on commercial real estate and construction lending involves risks.

In recent years, the Company has focused on shifting its asset mix to reduce the residential loan portfolio and increase commercial real estate and construction loans.  As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans.  Also, these types of commercial lending activities, while potentially more profitable than single-family lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  A further decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans.  In addition, the repayment of commercial real estate loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  In addition, loan balances for commercial real estate and construction loans are typically larger than those for permanent single-family and consumer loans.

Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family and consumer loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  A secondary market for most types of commercial real estate, construction and commercial business loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our construction loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate.  Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  A “discounted cash flow analysis” is utilized for determining the value of any construction project of five or more units.  Our ability to continue to originate a significant amount of construction loans is dependent on the recovery of the strength of the housing market in our market areas.

The credit risk related to commercial real estate loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy.  For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

Further, if we foreclose on a commercial real estate or construction loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.  These loans also generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Changes in interest rates could hurt our profits.

Our profitability, like most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.  Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements.  Factors such as inflation, recession and instability in financial markets, among other factors beyond the Company’s control, may affect interest rates.

If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

While the Company pursues an asset/liability strategy designed to mitigate its risk from changes in interest rates, changes in interest rates can still have a material adverse effect on the Company’s financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Risk Management—Interest Rate Risk Management.”

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business could be harmed.

We may continue to record losses from our investment in Hampshire First Bank, a de novo institution.

In 2006, we acquired 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as income or loss in our consolidated financial statements.  Hampshire First Bank has incurred operating losses during its initial years of operation and may continue to record losses in the future. We cannot guarantee that these losses may not significantly affect our profitability.

The building of market share through de novo branching could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching.  Since 2002, we have opened five de novo branches, the most recent in October 2008.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches.  Finally, we have no assurance our new branches will be successful after they have been established.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans; federal funds purchased and brokered certificates of deposit.  Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits may reduce our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends.  The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.  For more information about our market area and the competition we face, see “Item 1 -  Business—Market Area” and “Item 1 -  Business—Competition.”

The success of the Company is dependent on hiring and retaining certain key personnel.

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as loan and deposit generation.  The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues.  In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income.  The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.  The Company has a new President who commenced employment on March 4, 2009.  Also, in February 2009, the Company announced the resignation of its Chief Lending Officer, and the assignment of the Group Vice President of Commercial Lending as an interim replacement for this position.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Company is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve Board.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of East Boston Savings Bank rather than for holders of Meridian Interstate Bancorp common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Item 1b.  unresolved staff comments

Not applicable.

Item 2.  properties

At December 31, 2008, we conducted business through our twelve full service offices and one loan center located in East Boston, Everett, Lynnfield, Melrose, Peabody, Revere, Saugus, Winthrop and Wakefield, Massachusetts.  In October 2008 we opened our branch office in Wakefield, Massachusetts.  We own all of our offices except our Saugus and Wakefield offices (both subject to renewable leases).  At December 31, 2008, the total net book value of our land, buildings, furniture, fixtures and equipment was $22.7 million.

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

During the fourth quarter of 2008, we did not submit any matters to the vote of security holders.

PART II

Item 5.  market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)           Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB”.  The approximate number of shareholders of record of Meridian Interstate Bancorp, Inc.’s common stock as of January 30, 2009 was 624.  Certain shares of Meridian Interstate Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Meridian Interstate Bancorp, Inc. common stock began trading on the NASDAQ Global Select Market on January 23, 2008.  Accordingly, no information prior to this date is available.

The following table sets forth for each quarter of 2008 the intra-day high and low sales prices per share of common stock as reported by Nasdaq.   No cash dividends were declared during the year. On March 9, 2009, the closing market price of the Company’s common stock was $6.34.

2008	High	Low

Fourth quarter	$10.17	$7.93
Third quarter	10.40	9.15
Second quarter	10.40	9.50
First quarter	9.80	8.21

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

If Meridian Interstate Bancorp pays dividends to its stockholders, it will be required to pay dividends to Meridian Financial Services. The Federal Reserve Board’s current policy prohibits the waiver of dividends by mutual holding companies.  In addition, Massachusetts banking regulations prohibit Meridian Financial Services from waiving dividends declared and paid by Meridian Interstate Bancorp unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of East Boston Savings Bank.  Accordingly, we do not currently anticipate that Meridian Financial Services will be permitted to waive dividends paid by Meridian Interstate Bancorp.

Meridian Interstate Bancorp is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Dividends from Meridian Interstate Bancorp may depend, in part, upon receipt of dividends from East Boston Savings Bank because Meridian Interstate Bancorp will have no source of income other than dividends from East Boston Savings Bank and earnings from investment of net proceeds from the offering retained by Meridian Interstate Bancorp.  Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from East Boston Savings Bank to Meridian Interstate Bancorp.  For example, East Boston Savings Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements.  See “Regulation and Supervision–State Bank Regulation–Dividends” and “Federal Bank Regulation–Prompt Corrective Regulatory Action.”  In addition, Meridian Interstate Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Meridian Interstate Bancorp appears consistent with its capital needs, asset quality and overall financial condition.  See “Regulation and Supervision–Holding Company Regulation.”

Any payment of dividends by East Boston Savings Bank to Meridian Interstate Bancorp that would be deemed to be drawn out of East Boston Savings Bank’s bad debt reserves would require East Boston Savings Bank to pay federal income taxes at the then-current income tax rate on the amount deemed distributed.  See “Federal and State Taxation—Federal Income Taxation” and Note 11, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data within this report.  Meridian Interstate Bancorp does not contemplate any distribution by East Boston Savings Bank that would result in this type of tax liability.

(b)           On July 2, 2007, the Board of Directors of Meridian Interstate Bancorp, Inc. adopted a Stock Issuance Plan pursuant to which Meridian Interstate Bancorp, Inc. sold 43% of its outstanding shares of common stock to the public in a stock offering and issued 2% of its outstanding shares to Meridian Charitable Foundation, Inc.  The remaining 55% of the outstanding shares are held by Meridian Financial Services, Incorporated, Meridian Interstate Bancorp, Inc.’s mutual holding company.

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

(c)           The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2008.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2008	-	$ -	-	414,000

November 1 – 30, 2008	-	-	-	414,000

December 1 – 31, 2008	250,000	$ 9.05	250,000	164,000
Total	250,000	$ 9.05	250,000	164,000

(1)
On November 28, 2008 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 414,000 shares of the Company’s common stock to fund restricted share awards under the Company’s 2008 Equity Incentive Plan.  Any purchase of common stock under the Stock Repurchase Program will be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. Repurchased shares will be held in treasury until used for awards under the Equity Incentive Plan.  As of December 31, 2008, 250,000 shares had been repurchased at an average price per share of $9.05.  The remaining 164,000 shares had been repurchased as of February 3, 2009, at an average price per share of $8.95.

 (d)           Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2008, represents stock-based compensation plans approved by stockholders. There are no plans that have not been approved by stockholders.  Additional information is presented in Note 13, Employee Benefits, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.  Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12(d) of this Form 10-K.

(e)           Our shares of common stock began trading on the NASDAQ Global Select Market on January 23, 2008.  Accordingly, no comparative stock performance information is available for periods ending prior to this date.  The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on January 23, 2008 to the cumulative total return of the Nasdaq Composite and the SNL Bank and Thrift Composite.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period.  The return is based on an initial investment of $100.00

	Period Ending
Index	01/22/08	03/31/08	06/30/08	09/30/08	12/31/08
Meridian Interstate Bancorp, Inc. (MHC)	$100.00	$97.70	$97.20	$102.10	$92.50
SNL Bank and Thrift	100.00	101.27	77.44	95.85	63.90
NASDAQ Composite	100.00	99.43	100.03	91.26	68.80

Source : SNL Financial LC, Charlottesville, VA

Item 6.  selected financial data

The following table sets forth selected financial data for the Company.

	At or for the Year Ended December 31,
(Dollars in thousands)	2008		2007	2006	2005	2004
Financial Condition Data
Total assets	$1,065,352		$1,003,226	$899,563	$824,500	$794,008
Securities	252,529		267,058	281,662	264,174	298,492
Loans receivable, net	704,104		568,104	529,650	480,833	424,418
Deposits	796,852		774,446	736,989	672,544	642,714
Borrowings	65,486		36,527	40,589	37,108	38,482
Total stockholders' equity	189,840		115,684	110,275	104,243	102,076
Operating Data
Interest and dividend income	$52,897		$49,175	$45,235	$40,186	$38,260
Interest expense	27,044		28,096	21,828	14,545	11,937
Net interest income	25,853		21,079	23,407	25,641	26,323
Provision (credit) for loan losses	5,638		465	434	456	(113)
Net interest income after provision
for loan losses	20,215		20,614	22,973	25,185	26,436
Non-interest income	8,373		4,652	3,342	3,555	4,331
Non-interest expenses	31,966		22,620	21,894	20,637	20,104
Income (loss) before income taxes	(3,378)		2,646	4,421	8,103	10,663
Income taxes	(1,270)		380	1,127	2,700	3,894
Net income (loss)	$(2,108)		$2,266	$3,294	$5,403	$6,769
Key Performance Ratios
Return (loss) on average assets	(0.20	) %	0.25%	0.38%	0.68%	0.88
Return (loss) on average equity	(1.09)		2.01	3.12	5.31	6.85
Interest rate spread (1)	2.01		1.97	2.60	3.23	3.48
Net interest margin (2)	2.61		2.47	2.92	3.47	3.67
Non-interest expense to average assets	2.99		2.47	2.55	2.58	2.60
Efficiency ratio (3)	107.29		88.94	81.72	70.97	66.75
Average interest-earning assets to
average interest-bearing liabilities	122.16		115.31	111.47	111.97	111.68
Capital Ratios
Average equity to average assets	18.17%		12.32%	12.26%	12.72%	12.80
Total capital to risk weighted assets (4)	15.26		12.97	13.44	15.49	15.05
Tier I capital to risk weighted assets (4)	14.50		11.93	12.39	14.77	14.35
Tier I capital to average assets (4)	12.82		10.21	10.46	12.77	12.53
Asset Quality Ratios
Allowance for loan losses/total loans	0.97%		0.63%	0.63%	0.61%	0.58
Allowance for loan losses/non-performing loans	48.57		73.00	126.06	926.50	1,301.05
Net charge-offs/average loans outstanding	0.38		0.03	0.00	0.00	0.01
Non-performing loans/total loans	2.00		0.87	0.50	0.07	0.04
Non-performing assets/total assets	1.58		0.55	0.30	0.04	0.02
Other data: Number of offices	12		11	11	10	10

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

Critical Accounting Policies

Note 1 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2008, contains a summary of the Company’s significant accounting policies.  Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change.  Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.  Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses

           The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary.  The allowance for loan losses is utilized to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of losses as of the date of the financial statements. The allowance includes a specific component for impaired loans and a general component for pools of non-impaired loans.

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

Other-than-temporary Impairment of Securities

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Continued weakness in the market for these securities could result in impairment charges or additional losses on any sale of these securities.

Foreclosed Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expenses. While the Company utilizes certified appraisers, the valuation of these estimates is subject to change, especially in a period of rapidly changing real estate market values.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  A valuation reserve is established related to the deferred tax assets when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized.  The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if deemed realizable

Certain aspects of income tax accounting require management judgment, including determining the expected realization of deferred tax assets. Such judgments are subjective and involve estimates and assumption about matters that are inherently uncertain. Should actual factors and conditions differs materially from those used by management, the actual realization of the net deferred tax assets could differ materially from the amounts recorded in the financial statements.

Operating Strategies

Our mission is to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing our strategies of:

1.	Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin;

2.	Expanding our franchise through the opening of additional branch offices and the possible acquisition of existing financial service companies or their assets;

3.	Increasing core deposits through aggressive marketing and offering new deposit products; and

4.	Continuing to grow and diversify our sources of non-interest income.

Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin;

Managing risk is an essential part of successfully managing a financial institution.  Credit risk and interest rate risk are two prominent risk exposures that we face. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative, as well as diligent monitoring of the portfolio and loans in non-accrual status and on-going collection efforts. Although we will continue to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our experienced, risk-based approach to lending.  In addition, we intend to remain focused on lending within the Bank’s immediate market area, with a specific focus on commercial customers disaffected by their relationships with larger banks as a result of turmoil in the industry.

We continually monitor the investment portfolio for credit risk, with a monthly formal review by the Company’s Executive Committee of any issuers that have heightened credit risk factors such as rating agency and analyst downgrades and declines in market valuation.  In addition, the Executive Committee reviews new investments for credit-worthiness before purchase.  The Company generally purchases marketable equity securities in lots over time, while debt securities are purchased individually.  We intend to replace maturing investments in 2009 as determined to be appropriate in accordance with our risk management policies and our funding needs.  In 2008, the Company increased its investment in money market mutual funds significantly, from $1.3 million to $25.0 million, obtaining an improved yield compared to federal funds sold, after due diligence regarding the fund sponsors, which are primarily Fidelity and Vanguard.  We expect to continue to utilize these money market accounts as an alternative to investing all of the Company’s excess funds in federal funds.

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

We are always looking to expand our franchise in the greater Boston metropolitan area.  Since 2001, we have opened five de novo branches, the most recent in October 2008.  We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those currently served by East Boston Savings Bank, as opportunities present themselves in favorable locations.  In the short-term, we anticipate relocating staff from existing branches for new locations instead of hiring additional employees.  In addition to branching, we are focusing on upgrading existing facilities in an effort to better serve our customers.  The new branches and the renovations to our existing branches are expected to be funded by cash generated by our business.  Consequently, we do not currently expect to borrow funds for these expansion projects.

We have also diversified our market area through our acquisition in 2006 of 40% of the capital stock of Hampshire First Bank, a de novo New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  Due to the consolidation of financial institutions in New Hampshire and in Hampshire First Bank’s primary market, Hillsborough County, New Hampshire, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers.  We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as a component of non-interest income in our consolidated financial statements.  However, as a new financial institution, Hampshire First Bank has incurred operating losses during its initial years of operations.  During the years ended December 31, 2008 and 2007, Meridian Interstate Bancorp recorded losses of $396,000 and $541,000, respectively, from this investment.  We hope to continue to increase our franchise by pursuing expansion through the acquisition of existing financial service companies or their assets, although we currently have no specific plans or agreements regarding any acquisitions.

Increasing core deposits through aggressive marketing and the offering of new deposit products;

Retail deposits are our primary source of funds for investing and lending.  Core deposits, which include all deposit account types except certificates of deposit, comprised 48.0% of our total deposits at December 31, 2008.  We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts.  We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees.  We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income.

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings.  In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income.  In 2005, we introduced a courtesy overdraft protection program that generated fee income of $1.0 million, $970,000 and $746,000 in 2008, 2007 and 2006 respectively.  In addition during 2005, we began originating reverse mortgages for sale which generated $168,000, $233,000 and $348,000 of non-interest income in 2008, 2007 and 2006, respectively.  We also offer non-deposit investment products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care.  Our non-deposit financial products generated $146,000 $118,000 and $43,000 of non-interest income during the years ended December 31, 2008, 2007 and 2006, respectively.

Balance Sheet Analysis

Assets

The Company’s total assets increased by $62.1 million, or 6.2%, to $1.1 billion at December 31, 2008 from December 31, 2007.  Net loans increased by $136.0 million, or 23.9%, with the most significant growth in residential and commercial real estate loans.  Securities available for sale decreased $14.5 million, or 5.4%, and federal funds sold decreased by $81.4 million, as these funds were utilized to fund loan growth. Asset growth reflects, in part, the utilization of $89.4 million of net offering proceeds and the conversion of $62.5 million of stock subscriptions from an escrow account to paid in capital. Loan growth was primarily funded by net stock offering proceeds and borrowings.

Deposits increased by $22.4 million, or 2.9%, for the year ended December 31, 2008, due mainly to an increase in money market balances of $34.2 million, or 24.7%.  Outstanding borrowings also increased $29.0 million, to $65.5 million, as the Company opted to replace some higher rate maturing advances with lower cost borrowings to help fund loan growth.

Loans

At December 31, 2008, total loans, net, were $704.1 million, or 66.1% of total assets.  During the year ended December 31, 2008, the loan portfolio increased $136.0 million, or 23.9%.  Growth in total real estate loans was $135.9 million, or 24.3%, and included increases of $50.6 million, or 22.6% in one- to four- family real estate and $92.2 million, or 52.0%, in commercial real estate loans. One- to four- family real estate loans increased due to customers, new to the Bank, who refinanced existing loans, as well as a moderation of competition from non-bank residential lenders in the local market. The commercial real estate portfolio increased as a result of increased marketing by the Company and an increase in loan participations. At December 31, 2008, loan participations were $42.6 million, compared to $16.1 million at December 31, 2007. The increase in participations was due to an increase in participations with the Company’s 40%-owned affiliate, Hampshire First Bank (“HFB”). Participations with HFB were $17.0 million and $3.0 million, respectively, at December 31, 2008 and 2007. The construction loan portfolio decreased by $18.0 million, or 16.4%.  Commercial business loans increased by $3.5 million, or 29.5%.  Loan growth was supported by net proceeds received from our offering as well as an increased level of Federal Home Loan Bank borrowings.

Loan Portfolio Analysis

Loan Portfolio Composition at December 31,

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
One-to four-family	$274,716	38.6%	$224,109	39.1%	$204,559	38.3%	$205,044	42.2%	$189,586	44.2
Multi-family	31,212	4.4	26,855	4.7	26,781	5.0	19,392	4.0	20,633	4.8
Commercial real estate	269,454	37.7	177,233	30.9	169,422	31.7	156,995	32.3	150,181	35.1
Home equity lines
of credit	28,253	4.0	21,541	3.8	20,663	3.9	16,794	3.5	13,305	3.1
Construction	91,652	12.9	109,635	19.1	101,495	19.0	76,041	15.7	44,106	10.3
Total real estate loans	695,287	97.6	559,373	97.6	522,920	97.9	474,266	97.7	417,811	97.5

Commercial business loans	15,355	2.2	11,859	2.1	10,220	1.9	10,149	2.1	9,695	2.3

Consumer loans	1,379	0.2	1,576	0.3	1,330	0.2	999	0.2	1,034	0.2
Total loans	712,021	100.0%	572,808	100.0%	534,470	100.0%	485,414	100.0%	428,540	100.0%
Net deferred loan origination fees	(1,005)		(1,067)		(1,458)		(1,644)		(1,637)
Allowance for loan losses	(6,912)		(3,637)		(3,362)		(2,937)		(2,485)
Loans, net	$704,104		$568,104		$529,650		$480,833		$424,418

Loan Maturity

The following tables set forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

(In thousands)	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$120,661	$5,318	$282	$126,261
More than one to five years	354,543	8,150	1,097	363,790
More than five to ten years	81,239	92	-	81,331
More than ten years	138,844	1,795	-	140,639
Total	$695,287	$15,355	$1,379	$712,021

Interest rate terms on amounts
due after one year:
Fixed-rate loans	$191,742	$8,396	$1,097	$201,235
Adjustable-rate loans	382,884	1,641	-	384,525
Total	$574,626	$10,037	$1,097	$585,760

At December 31, 2008, our loan portfolio consisted of $262.7 million of fixed-rate loans and $449.3 million of adjustable-rate loans.

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

Analysis of Non-performing and Classified Assets

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired, it is initially recorded at the fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.  The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$3,962	$2,059	$824	$167	$168
Multi-family	-	-	-	-	-
Commercial real estate	883	1,561	-	123	-
Home equity lines of credit	-	98	29	27	14
Construction	9,387	1,218	1,814	-	-
Total real estate loans	14,232	4,936	2,667	317	182
Commercial business loans	-	45	-	-	-
Consumer loans	-	1	-	-	8
Total non-accrual loans	14,232	4,982	2,667	317	190

Accruing loans past due 90 days or more:
Real estate loans	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total accruing past due 90 days or more	-	-	-	-	-
Total non-performing loans	14,232	4,982	2,667	317	190

Foreclosed assets	2,604	560	-	-	-
Other non-performing assets	-	-	-	-	-
Total non-performing assets	$16,836	$5,542	$2,667	$317	$190

Restructured loans	$4,273	$-	$-	$-	$-

Non-performing loans to total loans	2.00%	0.87%	0.50%	0.07%	0.04%
Non-performing loans to total assets	1.34%	0.55%	0.30%	0.04%	0.02%

Non-performing assets (non-accrual loans and property acquired through foreclosure) were $16.8 million, or 1.58% of total assets at December 31, 2008, compared to 0.55% at December 31, 2007.  The increase in non-performing assets from 2007 resulted primarily from two construction loans totaling $9.4 million which became non-performing in 2008. Such contructions loans consist of a loan for the development of a 45-unit townhouse development located in Massachusets and a 32-unit over-55 residential development located in Massachusets. These loans had a carrying value of $9.4 million as of December 31, 2008, reflecting the charge-off of a specific impairment reserve of $1.1 million during 2008 for one of these loans.

Total property acquired through foreclosure at December 31, 2008 was $2.6 million, compared to $560,000 at December 31, 2007.  The increase in property acquired through foreclosure from the prior year is due primarily to foreclosures on two construction loans to the same borrower and and several residential properties.  Refer to the Analysis and Determination of the Allowance for Loan Losses discussion below for additional information regarding non-performing and impaired loans.

We did not have any loans accruing past due 90 days or more at the dates presented.  Interest income that would have been recorded for the year ended December 31, 2008 had non-accruing loans been current according to their original repayment terms was $1.3 million.  Income related to non-accrual loans included in interest income for the year ended December 31, 2008 was $1.2 million.

In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status.  A loan is considered a troubled debt restructure if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.   The Company had three troubled debt restructure loans totaling $4.3 million of as of December 31, 2008, including the $3.8 million non-performing loan for an over-55 construction development, and including two one-to-four family residential loans.

Delinquencies

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2008			2007			2006
	30-59	60-89	90 days	30-59	60-89	90 days	30-59	60-89	90 days
	Days	Days	or more	Days	Days	or more	Days	Days	or more
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real estate loans :
One-to four-family	$1,352	$842	$1,413	$1,489	$856	$1,036	$313	$284	$540
Multi-family	840	-	80	-	-	-	-	-	-
Commercial real estate	1,193	348	230	526	-	623	992	-	-
Home equity lines of credit	40	-	-	41	-	70	153	-	29
Construction	348	-	-	4,576	-	-	335	760	1,054
Total real estate loans	3,773	1,190	1,723	6,632	856	1,729	1,793	1,044	1,623
Commercial business loans	-		-	25		250	116	-	-
Consumer loans	1	-	4	1	-	1	3	5	-
Total	$3,774	$1,190	$1,727	$6,658	$856	$1,980	$1,912	$1,049	$1,623

At December 31, 2008, non-accrual loans exceed loans ninety days or more past due primarily because of two construction loans totaling $3.8 million and $5.6 million for which payments were made through December 31, 2008.  These loans are impaired and were placed on non-accrual status due to the uncertainty relating to the ultimate collection of all principal and interest due for both loans.

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

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Beginning Balance	$3,637	$3,362	$2,937	$2,485	$2,619

Provision (credit) for loan losses	5,638	465	434	456	(113)
Charge offs:
Real estate loans	2,265	207	-	-	12
Commercial business loans	98	-	-	-	-
Consumer loans	3	63	12	11	18
Total charge-offs	2,366	270	12	11	30

Recoveries:
Real estate loans	-	16	-	-	-
Commercial business	-	-	-	-	-
Consumer loans	3	64	3	7	9
Total recoveries	3	80	3	7	9
Net charge-offs	(2,363)	(190)	(9)	(4)	(21)

Allowance at end of year	$6,912	$3,637	$3,362	$2,937	$2,485

Allowance to nonperforming loans	48.57%	73.00%	126.06%	926.50%	1301.05%
Allowance to total loans outstanding	0.97%	0.63%	0.63%	0.61%	0.58%
Net charge-offs to average	0.38%	0.03%	0.00%	0.00%	0.01%
loans outstanding

The allowance for loan losses was $6.9 million, or 0.97% of total loans outstanding as of December 31, 2008, compared to $3.6 million, or 0.63% as of December 31, 2007. The increase in the allowance for loan losses from the prior year is due to continued growth of the loan portfolio, increases in commercial real estate loan delinquencies, increases in loan charge-offs, and increases in impaired loans. Management also considered its ongoing assessment of factors affecting the loan portfolio, including further deterioration of the national and local economic environment.

At December 31, 2008, there was $12.5 million of impaired loans, including loans of $1.9 million with an impairment allowance of $418,000. At December 31, 2007, there was $5.1 million of impaired loans, including loans of $621,000 with an impairment allowance of $89,000.   The increase in the balance of impaired loans is due primarily to two construction loans that became impaired and non-performing during 2008. Management belives that the collectibility of all amounts due according to the original loan of both loans terms is doubtful due to the financial condition of the borrowers.  No additional funds are committed to be advanced on impaired loans as of December 31, 2008.

The Bank individually reviews classified residential and commercial loans for impairment based on the fair value of collateral or expected cash flows.  Management has reviewed the collateral for all impaired and non-accrual loans as of December 31, 2008 and considered any potential loss in determining the allowance for loan losses.  To ensure the valuations of the collateral are accurate, we obtain updated appraisals using current market conditions.  For more complex loans, we utilize the expertise of outside appraisers that have more experience with the particular collateral.  For impaired construction loans, the appraisal includes sales projections for the project that we utilize to perform a discounted cash flow analysis.  We believe that all impaired and non-accrual loans were adequately collateralized or reserved for at December 31, 2008.

Included in the balance of impaired loans at December 31, 2008 are troubled debt restructure loans of $4.3 million.  A modification of loan terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Management views the increased levels of impaired and non-performing assets during 2008 to be indicative of the local real estate market and economy.  The level of residential real estate activity in the local market has slowed considerably during 2008, affecting both the residential portfolio and the construction portfolio.  In addition, in the over-55 residential construction category, the Company foreclosed on one $2.4 million project and has another $3.8 million impaired loan in this category as of December 31, 2008.  The Company also has two other over-55 construction projects in one town in its immediate market, both of which are performing according to terms at December 31, 2008.  While the Company also has similar projects that are for the construction of single family residential developments and townhouses, they are located in a number of locations in our market.  The Company believes it does not have any other significant concentrations within the construction loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

At December 31,
	2008			2007			2006
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance toTotal Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$1,481	21.4%	38.6%	$668	18.4%	39.1%	$550	16.4%	38.3%
Multi-family	259	3.8	4.4	201	5.5	4.7	201	6.0	5.0
Commercial real estate	2,544	36.8	37.7	1,313	36.1	30.5	1,271	37.8	31.7
Home equity lines of credit	110	1.6	4.0	82	2.2	3.8	52	1.5	3.9
Construction	2,019	29.2	12.9	1,007	27.7	19.5	974	29.0	19.0
Total real estate loans	6,413	92.8	97.6	3,271	89.9	97.6	3,048	90.7	97.9

Commercial business loans	490	7.1	2.2	355	9.8	2.1	306	9.1	1.9
Consumer loans	9	0.1	0.2	11	0.3	0.3	8	0.2	0.2
Total	$6,912	100.0%	100.0%	$3,637	100.0%	100.0%	$3,362	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio

At December 31, 2008, the securities portfolio was $252.5 million, or 23.7% of total assets.  At that date, 82.6% of the securities portfolio, or $210.1 million, was invested in corporate bonds. The carrying and fair value of corporate bonds in the financial services sector was $67.2 million and $61.4 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries.  The remainder of the portfolio was invested primarily in debt securities issued by government-sponsored enterprises and marketable equity securities.  The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Debt securities:
Government – sponsored
enterprises	$1,000	$1,003	$7,002	$6,975	$9,005	$8,831
Corporate bonds	210,079	203,687	219,626	220,629	235,823	233,142
Mortgage-backed securities	40	40	43	43	46	46
Total debt securities	211,119	204,730	226,671	227,647	244,874	242,019

Marketable equity securities :
Common stock	26,142	22,854	27,498	38,066	27,013	36,897
Money market mutual funds	24,945	24,945	1,345	1,345	2,746	2,746
Total marketable equity securities	51,087	47,799	28,843	39,411	29,759	39,643
Total	$262,206	$252,529	$255,514	$267,058	$274,633	$281,662

At December 31, 2008, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2008.  All of the securities listed have fixed rates.

	One Year or Less		Total		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortize Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Government – sponsored
enterprises	$1,000	3.21%	$-	-%	$-	-%	$-	-%	$1,000	3.21%
Corporate bonds	47,533	4.49	162,546	5.14	-	-	-	-	210,079	4.99
Mortgage-backed securities	-	-	1	10.72	14	2.36	25	8.59	40	6.46
Total debt securities	$48,533	4.46%	$162,547	5.14%	$14	2.36%	$25	8.59%	$211,119	4.97%

The available-for-sale securities portfolio decreased $14.5 million, or 5.4% to $252.5 million at December 31, 2008 from $267.1 million December 31, 2007 due to the Company’s perference for utilizing available funds for loan growth.   Money market mutual funds included in the marketable equity securities portfolio totaled $24.9 million and $1.3 million at December 31, 2008 and December 31, 2007, respectively.   Management continues to hold the money market mutual funds and monitor available investment opportunities in light of the current issues in the debt and equity markets.

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At December 31, 2008, unrealized losses in our debt portfolio ranged from 0% to 40%, and unrealized losses in our equity portfolio ranged from 0% to 51%.

As of December 31, 2008, the net unrealized loss on the total equity portfolio was $3.3 million.  Twenty equity securities had market value declines of 20% or more, with net unrealized losses of $3.2 million.  The most significant market valuation decrease related to any one equity security at December 31, 2008 is $387,000.   As of June 30, 2008, three equity securities had a market value decline of 20% or more, with net unrealized losses of $428,000.  No equity security had a market valuation decrease of 20% or more as of December 31, 2007.   Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value.   In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

At December 31, 2008, the aggregate amortized cost of debt obligations owned by the Company was $211.1 million and the aggregate market value was $204.7 million.  Six corporate bonds, from four issuers, had a market decline of greater than 20% of amortized cost, with declines ranging from 25.5% to 39.9%.  The aggregate unrealized loss on these bonds at December 31, 2008 was $4.1 million and is presently considered to be temporary.

Three of the bonds, from two issuers, had been impaired greater than 20% for approximately four months, reflecting the rapid changes in the market during 2008.   The issuers are consumer and commercial finance subsidiaries of AIG. The bonds had an amortized cost of $7.0 million and unrealized losses of $2.7 million at December 31, 2008.  These bonds have maturity dates of May 2010 to May 2012.

Two bonds, from one issuer, had been impaired greater than 20% for approximately three months.  The amortized cost and aggregate unrealized loss on these bonds was $2.4 million and $695,000, respectively.  These bonds were issued by a national media company that has seen its revenue decline significantly in 2008.  These bonds mature in June of 2011.

    Another bond, with a decline of $765,000, was issued by a national insurer, and has been impaired for approximately one month. At December 31, 2008, the amortized cost of this bond, which matures in July 2012, was $3.0 million.

Due to the relatively short length of time of the impairment of these securities, with no indication that the issuers will be unable to continue to service the obligations based on ongoing operations, and management’s ability and intent to hold the obligations until the earlier of recovery or maturity, management considers the decline in market valuation to be temporary.

Refer to Note 4 Securities Available for Sale in the Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding the Company’s assessment of other-than-temporary impairment.

Deposits

Our deposit base is comprised of NOW and demand deposits, money market deposits, regular and other deposits and certificates of deposit.  We consider NOW and demand deposits, money market deposits, regular and other deposits to be core deposits.  At December 31, 2008, core deposits were 48.0% of total deposits.  Deposits increased $22.4 million, or 2.9%, in the year ended December 31, 2008, primarily as a result of a $34.2 million, or 24.7%, increase in money market deposits resulting from the movement of customer funds from longer-term to shorter-term deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Years Ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
Demand deposits	$54,503	-%	6.7%	$54,051	-%	7.2%	$25,358	-%	3.6%
NOW deposits	39,351	0.76	4.9	34,355	0.36	4.6	67,228	0.14	9.6
Money market deposits	149,827	2.68	18.5	113,392	3.67	15.0	105,071	3.03	14.9
Regular and other deposits	127,250	1.14	15.7	129,153	1.16	17.1	142,698	1.17	20.3
Certificates of deposit	437,183	4.41	54.2	422,588	4.84	56.1	362,990	4.15	51.6
Total	$808,114	3.32%	100.0%	$753,539	3.75%	100.0%	$703,345	2.95%	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008.

Time Deposit Maturities of $100,000 or more
(In thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$33,900
Over three through six months	46,785
Over six through twelve months	51,201
Over twelve months	31,807
Total	$163,693

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. Borrowings increased in 2008 as, in early 2008, the Company opted to supplement maturing FHBL debt with lower rate FHLB borrowings to support loan growth.  In 2008, we also began purchasing federal funds from local banking institutions as an additional funding source for the Bank.  Information relating to borrowings, including the federal funds purchased for 2008, is detailed in the following table.

	Years Ended
	December 31,
(Dollars in thousands)	2008	2007	2006	2005
Balance outstanding at end of year	$65,486	$36,527	$40,589	$37,108
Average amount outstanding during the year	$55,882	$39,193	$41,039	$35,665
Weighted average interest rate during the year	3.59%	4.74%	4.43%	3.76%
Maximum outstanding at any month end	$73,227	$49,188	$52,649	$56,030
Weighted average interest rate at end of year	3.15%	4.49%	4.69%	4.00%

Federal funds purchased at December 31, 2008 totaling $7.8 million had a weighted average rate of 0.91%.  Outstanding FHLB borrowings at December 31, 2008 totaling $57.7 million had a weighted average rate of 3.45%.  At December 31, 2008, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity

Stockholders’ equity increased by $74.2 million, to $189.8 million at December 31, 2008 from $115.7 million at December 31, 2007, mainly due to the Company’s stock offering. The Company also recorded a decrease to other comprehensive income of $12.7 million due to an increase in unrecognized losses on the available for sale portfolio due to general market conditions.

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

	At or For the
	Years Ended December 31,
	2008			2007			2006
(Dollars in thousands)		Average	Average		Average	Average		Average	Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Interest-earning assets:
Loans	$621,985	$38,781	6.24%	$550,494	$35,745	6.49%	$507,143	$32,661	6.44%
Securities	297,645	12,433	4.18	275,055	12,170	4.42	278,621	11,781	4.23
Other interest-earning assets	69,275	1,683	2.43	26,244	1,260	4.80	15,753	793	5.03
Total interest-earning assets	988,905	52,897	5.35	851,793	49,175	5.77	801,517	45,235	5.64

Noninterest-earning assets	79,250			65,348			58,643
Total assets	$1,068,155			$917,141			$860,160

Liabilities and equity:
Interest-bearing liabilities:
NOW deposits	$39,351	$301	0.76	$34,355	$123	0.36%	$67,228	$96	0.14%
Money market deposits	149,827	4,019	2.68	113,392	4,164	3.67	105,071	3,188	3.03
Regular and other deposits	127,250	1,445	1.14	129,153	1,500	1.16	142,698	1,673	1.17
Certificates of deposit	437,183	19,275	4.41	422,588	20,452	4.84	362,990	15,052	4.15
Total interest-bearing deposits	753,611	25,040	3.32	699,488	26,239	3.75	677,987	20,009	2.95

Borrowings	55,882	2,004	3.59	39,193	1,857	4.74	41,039	1,819	4.43

Total interest-bearing liabilities	809,493	27,044	3.34	738,681	28,096	3.80	719,026	21,828	3.04

Noninterest-bearing demand deposits	54,503			54,051			25,358
Other noninterest-bearing liabilities	10,070			11,429			10,358
Total liabilities	874,066			804,161			754,742

Total equity	194,089			112,980			105,418
Total liabilities and equity	$1,068,155			$917,141			$860,160

Net interest income		$25,853			$21,079			$23,407
Interest rate spread			2.01%			1.97%			2.60%
Net interest margin			2.61%			2.47%			2.92%
Average interest-earning assets to average interest-bearing liabilities		122.16%			115.31%			111.47%

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

	Years Ended December 31,			Years Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$4,398	$(1,362)	$3,036	$2,670	$414	$3,084
Securities	824	(561)	263	(340)	729	389
Other interest-earning assets	605	(182)	423	502	(35)	467
Total	5,827	(2,105)	3,722	2,832	1,108	3,940

Interest expense:
Deposits	2,517	(3,716)	(1,199)	2,767	3,463	6,230
Borrowings	343	(196)	147	(71)	109	38
Total	2,860	(3,912)	(1,052)	2,696	3,572	6,268
Change in net interest income	$2,967	$1,807	$4,774	$136	$(2,464)	$(2,328)

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

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

For the year ended December 31, 2008, the Company recorded a net loss of $2.1 million, compared to net income of $2.3 million for the year ended December 31, 2007.  The 2008 net loss includes a non-recurring $3.0 million pre-tax contribution of stock to the Company’s charitable foundation, and pre-tax compensation charges of $1.5 million as a result of the retirement of the Bank’s President.  Return (loss) on average assets and return (loss) on average equity was (0.20)% and (1.09)%, respectively, for the year ended December 31, 2008 compared to 0.25% and 2.01%, respectively, for the year ended December 31, 2007. The results of 2008 were also impacted by higher non-interest income, which increased by $3.7 million, or 80.0%, and higher non-interest expenses, which increased $9.3, or 41.3%.

Net income was $2.3 million for the year ended December 31, 2007 compared to $3.3 million for the year ended December 31, 2006.  Net income decreased during 2007 due to a decrease in net interest income, primarily resulting from increases in the average balance and average cost of certificates of deposit. The increase in interest expense was partially offset by an increase in the average balance of loans.  Return on average assets and return on average equity was 0.38% and 3.12%, respectively, for the year ended December 31, 2006.

Net Income (Loss)

Net income (loss) information is as follows:

	Years Ended December 31,			Change 2008/2007		Change 2007/2006
(In thousands)	2008	2007	2006	Amount	Percent	Amount	Percent
Net interest income	$25,853	$21,079	$23,407	$4,774	22.65%	$(2,328)	(9.95	) %
Provision for loan losses	5,638	465	434	5,173	1,112.47	31	7.14
Non-interest income	8,373	4,652	3,342	3,721	79.99	1,310	39.20
Non-interest expenses	31,966	22,620	21,894	9,346	41.32	726	3.32
Net income (loss)	(2,108)	2,266	3,294	(4,374)	(193.03)	(1,028)	(31.21)

Return (loss) on average equity	(1.09)%	2.01%	3.12%		(154.23)		(35.58)
Return (loss) on average assets	(0.20)%	0.25%	0.38%		(180.00)		(34.21)

Net Interest Income

Net interest income for the year ended December 31, 2008 was $25.9 million, an increase of $4.8 million, or 22.6%, from the year ended December 31, 2007.  An increase in loan interest income of $3.0 million, or 8.5%, and a reduction in deposit expense of $1.2 million, or 4.6% were offset by a $5.2 million increase in the provision for loan losses.

For the year ended December 31, 2008, the net interest margin was 2.61%, compared to 2.47% for 2007.  The increase in the margin in 2008 is due primarily to a decrease in the overall rate paid on deposits and borrowings, caused in part by the end of promotional certificate of deposit rates offered in 2007.  The Company’s net interest margin increased for each of the last three quarters and was 2.97% for the quarter ended December 31, 2008, compared to 2.70% and 2.35% for the quarters ended September 30, 2008 and June 30, 2008.

Growth in the loan portfolio resulted in increased interest income in 2008, from $35.7 million for the year ended December 31, 2007, to $38.8 million for the year ended December 31, 2008, as average loan balances increased from $550.5 million to $622.0 million, which were affected, in part, by lower yeilds due to the lower interest rate environment.  While the loan portfolio yield has decreased to 6.24% for 2008 from 6.49% for 2007, the Company benefited from a decrease to deposit rates due to the lower interest rate environment.

The average balance of interest-bearing deposits increased from $699.5 million to $753.6 million for the years ended December 31, 2007 and 2008, respectively, while deposit interest expense decreased $1.2 million, or 4.6%.  The Company has been able to lower deposit rates throughout 2008, despite increased competition and some competitors’ use of promotional certificate of deposits rates.  The 2008 annual increase in money market balances of $34.2 million, or 24.7%, offset a reduction in certificate of deposit balances of $17.9 million, or 4.1%.  This increase in more quickly repricing account balances has also contributed to the annual interest margin increase.

Borrowing expense increased $147,000, or 7.9%, for the year ended December 31, 2008 compared to 2007 due to higher average outstanding borrowings, which increased from $39.2 million to $55.9 million. Borrowings increased in 2008 as the Company opted to supplement maturing FHLB debt with lower rate FHLB borrowings to support loan growth.

Net interest income for 2007 was $21.1 million, a decrease of $2.3 million, or 10.0%, from $23.4 million for 2006.  Net interest income decreased primarily due to the increase in the average balance and average costs of deposits, particularly certificates of deposit and money market accounts. Certificates of deposit balances increased as we promoted competitive higher rates starting in October 2007.  In addition, the introduction of an aggressive money market campaign in the second quarter of 2007 motivated some customers to transfer funds from lower cost savings accounts to the higher yielding money market instrument.  The average rate paid on certificates of deposit and money market deposits increased due to these promotions.

The increase in deposit expense from 2006 was partially offset by an increase in the interest earned on loans, due to an increase in the average balance of loans outstanding.  The average outstanding loan balance increased 8.5%, to $550.5 million in 2007, from $507.1 million in 2006.

Provision for Loan Losses

The Company’s loan loss provision was $5.6 million, $465,000 and $434,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The increase in the provision relates to loan growth, specific reserves taken for impaired loans, and management’s assessment of various factors affecting the portfolio, including, among others, an ongoing evaluation of credit quality, local real estate market conditions, local and national economic factors, and increased charge-offs and non-performing loans.

Total loans increased significantly in 2008, from $572.8 million at December 31, 2007 to $712.0 million at December 31, 2008.  Non-accrual loans increased from $5.0 million at December 31, 2007 to $14.2 million at December 31, 2008. Charge-offs increased from $270,000 in 2007 to $2.4 million in 2008.  These increases, along with the deterioration the economic environment and the financial services industry, contributed to the increased provision for loan losses via specific impairment reserves and increases to the general reserve factors for the portfolio.

The allowance for loan losses was $6.9 million, 0.97%, of total loans outstanding as of December 31, 2008, as compared with $3.6 million, 0.63% of total loans as of December 31, 2007.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income

	Years Ended December 31,			Change 2008/2007		Change 2007/2006
(In thousands)	2008	2007	2006	Amount	Percent	Amount	Percent
Customer service fees	$2,796	$2,733	$2,378	$63	2.31%	$355	14.93%
Loan fees	673	664	721	9	1.36	(57)	(7.91)
Gain on sales of loans, net	39	49	69	(10)	(20.41)	(20)	(28.99)
Gain (loss) on securities, net	4,433	299	(44)	4,134	1,382.61	343	(779.55)
Income from bank-owned life insurance	828	1,143	796	(315)	(27.56)	347	43.59
Equity loss on investment in affiliate bank	(396)	(541)	(578)	145	(26.80)	37	(6.40)
Litigation settlement	-	305	-	(305)	(100.00)	305	100.00
Total non-interest income	$8,373	$4,652	$3,342	$3,721	79.99%	$1,310	39.20%

Non-interest income increased by $3.7 million, to $8.4 million for the year ended December 31, 2008 from 2007.  In 2008, the Company recorded gain on sale of securities of $4.4 million, compared to $299,000 in 2007, while income from bank-owned life insurance decreased $315,000, or 27.6%, due to policy proceeds received in 2007.  In addition, the company received $305,000 of proceeds from a litigation settlement in 2007.

Non-interest income increased by 39.2%, to $4.7 million in 2007, from $3.3 million in 2006.  In addition to an increase in gains on securities of $343,000, customer service fees increased by $355,000, or 14.9%, to $2.7 million, primarily as a result of the introduction of a courtesy overdraft program.  Loan fee income includes reverse mortgage fees of $233,000 in 2007, compared to $348,000 in 2006, reflecting less demand for this product in 2007.  Income from bank-owned life insurance increased $347,000, or 43.6%, primarily due to the receipt of proceeds from life insurance for two insured individuals which resulted in $501,000 of income in 2007.  Other income includes the recovery of $305,000 of insurance proceeds from a prior year litigation settlement in 2007.  For the years ended December 31, 2008, 2007, and 2006, we realized losses of $396,000, $541,000 and $578,000, respectively, on our investment in our affiliate bank, Hampshire First Bank.

Non-Interest Expense

	Years Ended December 31,			Change 2008/2007		Change 2007/2006
(In thousands)	2008	2007	2006	Amount	Percent	Amount	Percent
Salaries and employee benefits	$17,678	$14,486	$13,225	$3,192	22.04%	$1,261	9.53%
Occupancy and equipment	2,915	2,602	2,630	313	12.03	(28)	(1.06)
Data processing	1,662	1,588	1,578	74	4.66	10	0.63
Marketing and advertising	1,214	987	1,017	227	23.00	(30)	(2.95)
Professional services	2,300	1,069	1,036	1,231	115.15	33	3.19
Contribution to Meridian
Charitable Foundation	3,000	-	-	3,000	100.00	-	-
Litigation settlement	-	-	575	-	-	(575)	(100.00)
Other real estate owned expense	675	19	5	656	3,452.63	14	280.00
Other general and administrative	2,522	1,869	1,828	653	34.94	41	2.24
Total non-interest expense	$31,966	$22,620	$21,894	$9,346	41.32%	$726	3.32%

Non-interest expense increased $9.3 million, from $22.6 million to $32.0 million for the years ended December 31, 2007, and 2008, respectively.  Salary and employee benefit costs increased from $14.5 million to $17.7 million, primarily as a result of the $1.5 million retirement charge for the Bank’s President and expense incurred for the Company’s Employee Stock Ownership Plan (ESOP) of $400,000 and post-retirement benefits of $526,000.  The Company instituted a hiring freeze in late 2008, and the Company opted to outsource its internal audit function for 2009, which will reduce staff.   In 2008, the Company also made a non-recurring $3.0 million pre-tax contribution to the Meridian Charitable Foundation in conjunction with its stock offering, and incurred an increase in professional service fees.  The Company does not anticipate a significant contribution to the Charitable Foundation in 2009.  Professional service fees increased from $1.1 million to $2.3 million as a result of our being a public company.  Foreclosed real estate expense increased $656,000 in 2008, as more properties were acquired through foreclosure.  Other expenses increased from $1.9 million to $2.5 million primarily due to an increase in FDIC insurance premiums.  The Company benefited from an FDIC deposit insurance credit in 2007.

For 2007, non-interest expense increased by $726,000, or 3.3%.  The increase was primarily due to increases in salaries and employee benefits expense of $1.3 million, or 9.5%.  We opened new branch offices in late 2007 and mid-2007, which increased staff levels and occupancy costs.  Increases in health care costs, as well as modest salary increases and new staff additions reflect the remaining increases.  Partially offsetting the compensation increase was a decrease of $30,000 for marketing expense, as management had instituted various budget initiatives aimed at reducing expenses, as well as a non-recurring litigation settlement charge of $575,000 in 2006.

Income Tax Expense

The Company recorded an income tax benefit of $1.3 million for 2008, reflecting an effective tax benefit rate of 37.6% compared to tax expense of $380,000, or 14.4% for 2007.  Items affecting the increase in the effective tax rate include the unexpected retirement of the Bank’s president, and an increase in the gain on sale of securities and provision for loan losses which resulted in changes to projected taxable income.  Included in the 2008 net operating loss is the Company’s $3.0 million contribution to the Meridian Charitable Foundation, which contributed to an increase in the Company’s deferred tax asset from prior year.  After an analysis of the components of the deferred tax asset, the Company recorded a valuation allowance against the deferred tax asset of $500,000 as of December 31, 2008.

The decline in our effective tax rate from 25.5% in 2006 to 14.4% in 2007 from 2006 was primarily attributable to the benefits derived from the receipt of dividends from equity securities and income from bank-owned life insurance.  In 2007, we received the proceeds from two bank-owned life insurance policies due to the death of covered individuals of $501,000.  In addition, because of the decrease in both the net interest margin and net income in 2007, these income sources with lower tax rates represented a greater percentage of our net taxable income than in 2006.

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

We hired a Risk Management Specialist in 2006 to oversee the bank-wide risk management process.  These responsibilities include the implementation of an overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following areas:  interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory.  This position provides counsel to members of our senior management team on all issues that effect our risk positions.  In addition, this position is responsible for the following:

•	Develops, implements and maintains a risk management program for the entire Bank to withstand regulatory scrutiny and provides operational safety and efficiency;
•	Recommends policy to the Board of Directors;
•	Chairs the Risk Management Committee;
•	Participates in developing long-term strategic risk objectives for the Company;
•	Coordinates and reviews risk assessments and provides recommendations on risk controls, testing and mitigation strategies;
•	Reviews and provides recommendations and approvals for all proposed business initiatives;
•	Implements and maintains the Vendor Management Program;
•	Acts as our Information Security Officer and provides comments and recommendations in accordance with Gramm-Leach Bliley Act requirements; and
•	Maintains leading edge knowledge of risk management and regulatory trends and mitigation strategies.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at January 1, 2009 through December 31, 2009.

Interest Rate Sensitivity
Increase (Decrease)
in Market Interest	Net Interest Income			Net Portfolio Value Estimate
Rates (Rate Shock)	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in Thousands)
200	$36,782	$2,252	6.52%	$134,811	$(57,556)	(29.92	) %
100	35,931	1,401	4.06	165,400	(26,967)	(14.02)
0	34,530			192,367
(100)	31,628	(2,902)	(8.40)	202,805	10,438	5.43
(200)	28,014	(6,516)	(18.87)	209,967	17,600	9.15

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.   As a result of the Company’s stock offering closed on January 22, 2008, the Company significantly increased its liquidity in the first part of 2008.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2008, cash and cash equivalents totaled $20.3 million.  In addition, at December 31, 2008, we had $108.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On December 31, 2008, we had $57.7 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2008, we had $172.9 million in total loan commitments outstanding.  Historically, some of the commitments expire without being fully drawn; therefore the total amount of commitment does not necessarily represent future cash requirements.  Unused portions of existing loans include $82.0 million in unadvanced portions of construction loans, $27.2 million in unused home equity lines of credit, $1.8 million in unused business lines of credit, $1.2 million in unused commercial letters of credit, and $623,000 in unadvanced revolving lines of credit. Commitments to fund new loans include $4.6 million in commitments to fund one- to four-family residential real estate loans, $36.7 million in commitments to fund commercial real estate loans, $17.6 million in commitments to originate commercial construction loans, $500,000 in commitments to originate commercial lines of credit, $537,000 in commitments to originate home equity lines of credit, and $173,000 in commitments to originate residential construction loans.  We also have a seven year contract with our core data processing provider with an outstanding commitment of approximately $6.1 million as of December 31, 2008, and an annual payment of approximately $1.3 million.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2008 totaled $328.7 million, or 79.4% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.

The following table presents certain of our contractual obligations as of December 31, 2008.

Contractual Obligations

	Payments Due by Period
(In thousands)	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt obligations	$57,675	$7,475	$20,200	$30,000	$-
Operating lease obligations	430	115	232	83	-
Other long-term obligations (1)	6,090	1,305	2,610	2,175	-
Total	$64,195	$8,895	$23,042	$32,258	$-
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

Capital Management

Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2008, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.  East Boston Saving Bank is considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements,” “Regulatory Capital Compliance” and Note 15 Minimum Regulatory Capital Requirements in the Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

The capital raised in our offering has significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may also use capital management tools such as cash dividends and common share repurchases.

Massachusetts regulations restrict stock repurchases by Meridian Interstate Bancorp within three years of the stock offering unless the repurchase: (i) is part of a general repurchase made on a pro rata basis pursuant to an offering approved by the Commissioner of the Banks and made to all stockholders of Meridian Interstate Bancorp (other than Meridian Financial Services with the approval of the Commissioner of Banks); (ii) is limited to the repurchase of qualifying shares of a director; (iii) is purchased in the open market by a tax-qualified or non tax-qualified employee stock benefit plan of Meridian Interstate Bancorp or East Boston Savings Bank in an amount reasonable and appropriate to fund the plan; or (iv) is limited to stock repurchases of no greater than 5% of the outstanding capital stock of Meridian Interstate Bancorp where compelling and valid business reasons are established to the satisfaction of the Commissioner of Banks.  In addition, pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases.  Meridian Interstate Bancorp will also be subject to the Federal Reserve Board’s notice provisions for stock repurchases.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 12 Other Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.  We had no investment in derivative securities at December 31, 2008.

For the year ended December 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7a.  quantitative and qualitative disclosures about market risk

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management”.

Item 8.   financial statements and supplementary data

Index to Consolidated Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Meridian Interstate Bancorp (“the Company”) is responsible for establishing and maintaining effective internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems designed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows.  This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman of the Board and Chief Executive Officer

/s/ Leonard V. Siuda
Leonard V. Siuda
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meridian Interstate Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Interstate Bancorp, Inc. (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  We also have audited Meridian Interstate Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Meridian Interstate Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Meridian Interstate Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and to the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Interstate Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Meridian Interstate Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Wolf & Company. P.C.
Boston, Massachusetts
March 5, 2009

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$10,354	$11,821
Federal funds sold	9,911	91,272
Total cash and cash equivalents	20,265	103,093

Certificates of deposit - affiliate bank	7,000	-
Securities available for sale, at fair value	252,529	267,058
Federal Home Loan Bank stock, at cost	4,303	3,165

Loans	711,016	571,741
Less allowance for loan losses	(6,912)	(3,637)
Loans, net	704,104	568,104

Bank-owned life insurance	22,831	18,003
Foreclosed real estate, net	2,604	560
Investment in affiliate bank	10,376	10,772
Premises and equipment, net	22,710	22,816
Accrued interest receivable	6,036	5,764
Deferred tax asset, net	10,057	-
Other assets	2,537	3,891
Total assets	$1,065,352	$1,003,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$55,216	$51,396
Interest-bearing	741,636	723,050
Total deposits	796,852	774,446

Stock subscriptions	-	62,518
Short-term borrowings - affiliate bank	7,811	-
Short-term borrowings - other	-	9,154
Long-term debt	57,675	27,373
Accrued expenses and other liabilities	13,174	14,051
Total liabilities	875,512	887,542
Commitments and contingencies (Notes 6, 8 and 12)
Stockholders' equity:
Common stock, no par value 50,000,000 shares
authorized; 23,000,000 and 0 shares issued
at December 31, 2008 and December 31, 2007	-	-
Additional paid-in capital	100,684	-
Retained earnings	105,426	109,177
Accumulated other comprehensive income (loss)	(6,205)	6,507
Unearned compensation - ESOP, 786,600 shares and 0
shares at December 31, 2008 and 2007, respectively	(7,866)	-
Unearned compensation - restricted shares, 250,000 and 0
shares at December 31, 2008 and 2007, respectively	(2,199)	-
Total stockholders' equity	189,840	115,684
Total liabilities and stockholders' equity	$1,065,352	$1,003,226

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$38,781	$35,745	$32,661
Interest on debt securities	10,460	11,039	10,577
Dividends on equity securities	1,816	1,131	1,204
Interest on certificates of deposit	157	-	-
Interest on federal funds sold	1,683	1,260	793
Total interest and dividend income	52,897	49,175	45,235
Interest expense:
Interest on deposits	25,040	26,239	20,009
Interest on short-term borrowings	132	370	392
Interest on long-term debt	1,872	1,487	1,427
Total interest expense	27,044	28,096	21,828

Net interest income	25,853	21,079	23,407
Provision for loan losses	5,638	465	434
Net interest income, after provision
for loan losses	20,215	20,614	22,973
Non-interest income:
Customer service fees	2,796	2,733	2,378
Loan fees	673	664	721
Gain on sales of loans, net	39	49	69
Gain (loss) on sales of securities, net	4,433	299	(44)
Income from bank-owned life insurance	828	1,143	796
Equity loss on investment in affiliate bank	(396)	(541)	(578)
Litigation settlement	-	305	-
Total non-interest income	8,373	4,652	3,342
Non-interest expenses:
Salaries and employee benefits	17,678	14,486	13,225
Occupancy and equipment	2,915	2,602	2,630
Data processing	1,662	1,588	1,578
Marketing and advertising	1,214	987	1,017
Professional services	2,300	1,069	1,036
Contribution to Meridian
Charitable Foundation	3,000	-	-
Litigation settlement	-	-	575
Foreclosed real estate expense	675	19	5
Other general and administrative	2,522	1,869	1,828
Total non-interest expenses	31,966	22,620	21,894
Income (loss) before income taxes	(3,378)	2,646	4,421
Provision (benefit) for income taxes	(1,270)	380	1,127
Net income (loss)	$(2,108)	$2,266	$3,294

Loss per share- basic	N/A	N/A	N/A
Loss per share - diluted	N/A	N/A	N/A

Weighted average shares - basic	N/A	N/A	N/A
Weighted average shares - diluted	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Unearned Compensation Restricted Shares	Total
Balance at December 31, 2005	-	$-	$-	$103,617	$626	$-	-	$104,243
Comprehensive income:
Net income	-	-	-	3,294	-	-	-	3,294
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	-	3,323	-	-	3,323
Total comprehensive income								6,617
Adjustment to initially apply SFAS No. 158,
net of tax effects	-	-	-	-	(585)	-	-	(585)
Balance at December 31, 2006	-	-	-	106,911	3,364	-	-	110,275
Comprehensive income:
Net income	-	-	-	2,266	-	-	-	2,266
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	-	2,720	-	-	2,720
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	-	94	-	-	94
Termination of supplemental executive
retirement plan, net of tax effects (Note 13)	-	-	-	-	329	-	-	329
Total comprehensive income								5,409
Balance at December 31, 2007	-	-	-	109,177	6,507	-	-	115,684
Adjustment to initially apply EITF 06-4	-	-	-	(1,643)	-	-		(1,643)
Comprehensive loss:
Net loss	-	-	-	(2,108)	-	-	-	(2,108)
Change in net unrealized gain/loss on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	-	(12,384)	-	-	(12,384)
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	-	25	-	-	25
Total comprehensive loss								(14,467)
Adjustment to initially apply SFAS No. 158 for
long-term health care plan, net of tax effects	-	-	-	-	(353)	-	-	(353)
Issuance of 12,650,000 shares to the mutual
holding company	12,650,000	-	-	-	-	-	-	-
Issuance of 10,050,000 shares in the initial
public offering, net of expenses of $2,867	10,050,000	-	97,633	-	-	-	-	97,633
Issuance and contribution of 300,000 shares
to the Meridian Charitable Foundation	300,000	-	3,000	-	-	-	-	3,000
Purchase of common stock by the ESOP	-	-	-	-	-	(8,280)	-	(8,280)
ESOP shares earned (41,400 shares)	-	-	(14)	-	-	414	-	400
Purchase of 250,000 shares
for restricted share plan	-	-	-	-	-	-	(2,262)	(2,262)
Share-based compensation expense		-	65	-	-	-	63	128
Balance at December 31, 2008	23,000,000	$-	$100,684	$105,426	$(6,205)	$(7,866)	$(2,199)	$189,840

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2008	2007	2006

Change flows from operating activities:
Net income (loss)	$(2,108)	$2,266	$3,294
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	5,638	465	434
Earned ESOP shares	400	-	-
Contribution of stock to charitable foundation	3,000	-	-
Amortization of net deferred loan origination fees	(286)	(464)	(608)
Gain on sale of loans held in portfolio	-	-	(14)
Net amortization of securities available for sale	1,118	649	1,017
Depreciation and amortization expense	1,270	1,200	1,178
Loss (gain) on securities, net	(4,433)	(299)	44
Provision for foreclosed real estate	475	-	-
Loss on sales of foreclosed real estate	5	-	-
Deferred income tax benefit	(2,463)	(316)	(390)
Income from bank-owned life insurance	(828)	(1,143)	(796)
Equity loss on investment in affiliate bank	396	541	578
Share-based compensation expense	128	-	-
Net changes in:
Loans held for sale	-	745	-
Accrued interest receivable	(272)	(262)	(832)
Other assets	1,354	(2,005)	(780)
Accrued expenses and other liabilities	(1,605)	1,647	113
Net cash provided by operating activities	1,789	3,024	3,238

Cash flows from investing activities:
Purchase of certificates of deposit	(7,000)	-	-
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	121,131	97,441	91,909
Proceeds from redemption of mutual funds	57,000	-	-
Proceeds from sales	18,359	44,091	14,975
Purchases	(199,867)	(122,763)	(119,748)
Investment in affiliate bank	-	-	(11,400)
Redemption (purchase) of Federal Home Loan Bank stock	(1,138)	206	99
Loans originated, net of principal payments received	(145,280)	(36,386)	(55,540)
Purchase of bank-owned life insurance	(4,000)	-	-
Proceeds from sales of loans held in portfolio	-	-	3,317
Decrease in cash surrender value from life insurance proceeds	-	2,169	-
Purchases of premises and equipment	(1,164)	(4,316)	(2,949)
Proceeds from sales of foreclosed real estate	1,463	220	-
Capitalized costs on foreclosed real estate	(59)	-	-
Net cash used in investing activities	(160,555)	(19,338)	(79,337)

 (continued)

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
(In thousands)	2008	2007	2006

Cash flows from financing activities:
Net increase in deposits	22,406	37,457	64,445
Net change in stock subscriptions	(62,518)	62,518	-
Proceeds from sale of common stock	97,633	-	-
Common stock purchased by ESOP	(8,280)	-	-
Purchase of stock for equity incentive plan	(2,262)	-	-
Net change in borrowings with maturities
less than three months	(1,343)	(212)	1,983
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	45,150	150	14,013
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(14,848)	(4,000)	(12,515)
Net cash provided by financing activities	75,938	95,913	67,926

Net change in cash and cash equivalents	(82,828)	79,599	(8,173)

Cash and cash equivalents at beginning of year	103,093	23,494	31,667

Cash and cash equivalents at end of year	$20,265	$103,093	$23,494

Supplemental cash flow information:
Interest paid on deposits	$25,237	$26,171	$19,631
Interest paid on borrowed funds	1,948	1,872	1,798
Income taxes paid, net of refunds	647	455	2,497
Non-cash investing and financing activities:
Transfers from loans to loans held for sale	-	-	3,594
Transfers from loans held for sale to loans	-	2,849	-
Transfers from loans to foreclosed real estate	3,928	780	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. (the “Company”), a 55%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company.  The Company was formed in a corporate reorganization in July 2006 to invest in Hampshire First Bank, and to own East Boston Savings Bank and its subsidiary (the “Bank”).  The Company also has another subsidiary, Meridian Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan “ESOP”.  Meridian holds 12,650,000 shares or 55% of the Company’s outstanding common stock.

The Company is accounting for its investment in Hampshire First Bank, a 40% owned de novo bank affiliate, by the equity method of accounting under which the Company’s share of the net income or loss of the affiliate is recognized as income or loss in the Company’s consolidated statement of operations.  The Bank’s subsidiary is Prospect, Inc., which engages in the buying, selling and holding of securities on its own behalf.  All significant intercompany balances and transactions have been eliminated in consolidation.

Business and Operating Segments

The Bank provides loan and deposit services to its customers through banking offices in Peabody, Lynnfield, Melrose, Revere, Saugus, Winthrop, Everett, Lynn, and Wakefield, as well as branches in East Boston.  The Bank is subject to competition from other financial institutions including commercial banks, other savings banks, credit unions, mortgage banking companies and other financial service providers.

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Generally, financial information is to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there is no separately identified material operating segment for which discrete financial information is available.  The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, other-than-temporary impairment of securities and the valuation of deferred tax assets and foreclosed real estate.

Reclassification

Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts.  Note 4 includes the types of securities in which the Company invests.  Note 5 includes the types of lending in which the Company engages.  The Company believes that it does not have any significant concentration in any one industry or customer.  Within the securities portfolio, the Company has a significant amount of corporate debt and marketable equity securities issued by companies in the financial services sector.  Given the current market conditions, this sector has an enhanced level of credit risk.  As of December 31, 2008, the fair value of corporate debt and marketable equity securities in the financial services sector amounted to $61,382,000 and $1,500,000, respectively.   See Note 4.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand.  The Bank may from time to time have deposits in financial institutions which exceed the federally insured limits.

Certificates of Deposit

Certificates of deposits are purchased from FDIC-insured depository institutions, have an original maturity of greater than ninety days and are carried at cost.  Certificates of deposit held at December 31, 2008 consist of two certificates, both above the FDIC insurance limit of $250,000, held at the Company’s 40%-owned affiliate, Hampshire First Bank.

Securities Available for Sale

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax effects.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.   The FHLB announced the suspension of its dividend payment in the first quarter of 2009.  The FHLB also announced a moratorium on redemption of its stock.  The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock.  As of December 31, 2008 and 2007, no impairment has been recognized.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Loan origination fees, net of certain direct origination costs, are deferred, and, upon sale, included in the determination of the gain on sale of loans.  There were no loans held for sale at December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due, unless the credit is well secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Bank-Owned Life Insurance

The Bank has purchased insurance policies on the lives of certain directors, executive officers and employees.  Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value.  Changes in net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expense.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over financial assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising

Advertising costs are expensed as incurred.

Supplemental Executive Retirement Plans

The Bank accounts for certain supplemental executive retirement benefits on the net periodic pension cost method for financial reporting purposes.  This method recognizes the compensation cost of an employee’s pension benefit over the employee’s approximate service period.

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

Share-Based Compensation Plans

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide service for the award.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period.  The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP.   Unearned compensation applicable to the ESOP is reflected as a reduction of stockholder’s equity in the consolidated balance sheet.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  A valuation reserve is established related to the deferred tax assets when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized.  The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if deemed realizable.

Earnings Per Share

Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.  Earnings per share are not applicable for year ended December 31, 2008 and for quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 22, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).  The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Unrealized holding gains (losses) on
securities available for sale	$(16,788)	$4,814	$5,641
Reclassification adjustments for losses (gains)
realized in income	(4,433)	(299)	44
Unrealized gains (losses)	(21,221)	4,515	5,685
Tax effect	8,837	(1,795)	(2,362)

Net-of-tax amount	(12,384)	2,720	3,323

Amortization of net actuarial loss and prior
service cost - supplemental director retirement plan	27	159	-
Tax effect	(11)	(65)	-
Net-of-tax amount	16	94	-

Amortization of net actuarial loss and prior
service cost - long-term health care plan	18	-	-
Tax effect	(9)	-	-
Net-of-tax amount	9	-	-

Termination of supplemental executive
retirement plan	-	557	-
Tax effect	-	(228)	-
Net-of-tax amount	-	329	-
	$(12,359)	$3,143	$3,323

Unrecognized prior service costs amounting to $28,000 and $26,000, included in accumulated other comprehensive income at December 31, 2008, are expected to be recognized as a component of net periodic retirement plan cost and long-term health care cost, respectively, for the year ending December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
(In thousands)	2008	2007
Net unrealized gain (loss) on securities
available for sale	$(9,677)	$11,544
Tax effect	3,962	(4,875)
Net-of-tax amount	(5,715)	6,669
Unrecognized net actuarial loss pertaining
to supplemental executive retirement plans	(40)	(47)
Unrecognized prior service cost pertaining
to supplemental executive retirement plans	(209)	(229)
Total	(249)	(276)
Tax effect	103	114
Net-of-tax amount	(146)	(162)
Unrecognized prior service cost pertaining
to long-term health care plan	(522)	-
Tax effect	178	-
Net-of-tax amount	(344)	-
	$(6,205)	$6,507

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  In February 2008, the FASB issued a Staff Position which delays the implementation of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company adopted this statement, except for items covered by the Staff Position, on January 1, 2008, and the adoption did not have a material impact on the Company’s consolidated financial statements.   See Note 17.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  The Company applied the guidance contained in FSP 157-3 in determining fair values at December 31, 2008, and it did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable.  The adoption of this Statement by the Company on January 1, 2008 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  The Company is the sole owner of life insurance policies pertaining to certain of the Company’s employees.  The Company has entered into agreements with these individuals whereby the Company will pay to the individual’s estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  EITF 06-04 addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee.  This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF 06-04, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  The implementation of this guidance on January 1, 2008 resulted in other liabilities increasing by $1.6 million with a corresponding decrease in retained earnings on the consolidated balance sheet.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”), which establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations or which the acquisition date is on or after December 15, 2008.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This staff position requires disclosure of information about how investment allocation decisions are made, the fair value of each major category of plan assets and the inputs and valuation techniques used to develop fair value measurements.  Also, an employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets. The disclosures about plan assets are required for years ending after December 15, 2009.  Upon initial adoption of FSP 132(R)-1, disclosures are not required for earlier periods that are presented for comparative purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           STOCK OFFERING

On July 2, 2007, the Board of Directors of the Company and the Board of Directors of the Bank unanimously adopted the Plan of Stock Issuance (the “Plan”) pursuant to which the Company sold common stock representing a minority ownership of the estimated pro forma market value of the Company, as determined by an independent appraisal, to eligible depositors of the Bank and the Company’s qualified employee benefit plans in a stock subscription offering and to the general public in a syndicated community offering.  The majority of the common stock is owned by the Company’s parent company, Meridian Financial Services, Incorporated (a mutual holding company).

The minority stock offering was completed on January 22, 2008 at the midpoint of the stock offering range, and 10,350,000 shares of common stock were issued in the offering at a price of $10.00 per share, including 828,000 shares sold to the employee stock ownership plan and 300,000 shares contributed to the Meridian Charitable Foundation, Inc.  Net investable proceeds from the offering after the charitable foundation contribution amounted to $89,353,000, after the ESOP loan and the contribution to the Charitable Foundation.

Part of the offering included the establishment of an employee stock ownership plan (“the ESOP”) which acquired 828,000 shares of stock in the offering.  The ESOP borrowed the funds to acquire these shares from the net offering proceeds retained by Meridian Interstate Bancorp.  The borrowing has an interest rate of 6.5% and a term of 20 years.  East Boston Savings Bank intends to make contributions to the employee stock ownership plan in amounts at least equal to the principal and interest requirement of the debt.  As the debt is paid down, shares will be released for allocation to participants’ accounts and stockholders’ equity will be increased.  The amount of this borrowing has been reflected as a reduction from gross proceeds to determine estimated net investable proceeds.

As part of the offering, the Company established a liquidation account of $114,216,000, which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering.  The liquidation account is maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering.  The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date and amounted to $73,636,000 at December 31, 2008.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

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

3.           RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At both December 31, 2008 and 2007, these reserve balances amounted to $400,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2008

Debt securities:
Government-sponsored enterprises	$1,000	$3	$-	$1,003
Corporate bonds	210,079	1,404	(7,796)	203,687
Mortgage-backed securities	40	3	(3)	40
Total debt securities	211,119	1,410	(7,799)	204,730

Marketable equity securities:
Common stocks	26,142	1,185	(4,473)	22,854
Money market mutual funds	24,945	-	-	24,945
Total marketable equity securities	51,087	1,185	(4,473)	47,799
Total securities available
for sale	$262,206	$2,595	$(12,272)	$252,529

December 31, 2007

Debt securities:
Government-sponsored enterprises	$7,002	$-	$(27)	$6,975
Corporate bonds	219,626	1,697	(694)	220,629
Mortgage-backed securities	43	3	(3)	43
Total debt securities	226,671	1,700	(724)	227,647

Marketable equity securities:
Common stocks	27,498	10,819	(251)	38,066
Money market mutual funds	1,345	-	-	1,345
Total marketable equity securities	28,843	10,819	(251)	39,411
Total securities available
for sale	$255,514	$12,519	$(975)	$267,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2008 and 2007 follows.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$48,533	$48,430	$77,870	$77,669
Over 1 year to 5 years	162,546	156,260	148,758	149,935
Mortgage-backed securities	40	40	43	43

	$211,119	$204,730	$226,671	$227,647

For the years ended December 31, 2008, 2007 and 2006 proceeds from sales of securities available for sale amounted to $18,359,000, $44,091,000 and $14,975,000 respectively.  Gross gains of $5,133,000, $2,493,000 and $1,243,000 and gross losses of $700,000, $2,194,000 and $1,287,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of December 31, 2008, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

December 31, 2008
Debt securities:
Corporate bonds	$4,431	$77,145	$3,365	$36,102
Mortgage-backed securities	-	-	3	11
Total debt securities	4,431	77,145	3,368	36,113

Common stock	3,728	14,979	745	2,281
Total temporarily impaired
securities	$8,159	$92,124	$4,113	$38,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities available for sale as of December 31, 2007 with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

December 31, 2007

Debt securities:
Government-sponsored enterprises	$-	$-	$27	$6,975
Corporate bonds	160	30,256	534	77,576
Mortgage-backed securities	-	-	3	12
Total debt securities	160	30,256	564	84,563

Common stock	221	3,931	30	285

Total temporarily impaired
securities	$381	$34,187	$594	$84,848

At December 31, 2008, fifty-six debt securities have unrealized losses with aggregate depreciation of 6.4% from the Company’s amortized cost basis.  These unrealized losses relate principally to deterioration in value attributable to changes in market conditions and not to deterioration in credit quality of the issuer.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.

At December 31, 2008, the average time to maturity of the Company’s depreciated debt securities was 27 months.  From time to time, management’s intent to hold depreciated debt securities to recovery or maturity may change as a result of prudent portfolio management.  If management’s intent changes, unrealized losses are recognized either as impairment charges to the consolidated income statement or as realized losses if a sale has been executed.  In most instances, management sells the securities at the time their intent changes.

The Company’s most significant unrealized losses on corporate bonds relate to investments in companies within the financial services and media sectors.  The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from the sub-prime mortgage market and (b) recent downgrades by several industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment.  While some of the companies’ credit ratings have decreased from (A to BB) (S&P), the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2008, forty marketable equity securities have unrealized losses with aggregate depreciation of 21% from the Company’s cost basis.  Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value.   In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired.  Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value.  Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

5.           LOANS

A summary of loans follows:

	December 31,
(In thousands)	2008	2007
Mortgage loans on real estate:
Residential real estate	$274,716	$224,109
Commercial real estate	269,454	177,233
Construction	91,652	109,635
Multi-family	31,212	26,855
Home equity lines of credit	28,253	21,541
	695,287	559,373
Other loans:
Commercial non-real estate	15,355	11,859
Passbook and stock secured	508	440
Personal	871	1,136
	16,734	13,435

Total loans	712,021	572,808
Less:
Allowance for loan losses	(6,912)	(3,637)
Net deferred loan origination fees	(1,005)	(1,067)

Loans, net	$704,104	$568,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006

Balance at beginning of year	$3,637	$3,362	$2,937
Provision for loan losses	5,638	465	434
Recoveries	3	80	3
Loans charged-off	(2,366)	(270)	(12)

Balance at end of year	$6,912	$3,637	$3,362

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
(In thousands)	2008	2007

Impaired loans without a valuation allowance	$10,538	$4,495
Impaired loans with a valuation allowance	1,929	621

Total impaired loans	$12,467	$5,116

Valuation allowance related to impaired loans	$418	$89

Total non-accrual loans	$14,232	$4,982

Total loans past-due ninety days or more and still accruing	$-	$-

	Years Ended December 31,
(In thousands)	2008	2007	2006

Average investment in impaired loans	$8,058	$4,605	$701

Interest income recognized on
impaired loans	$299	$227	$-

Interest income recognized on a cash basis
on impaired loans	$299	$227	$-

At December 31, 2008 and 2007, no additional funds are committed to be advanced in connection with impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           SERVICING

Loans serviced for others by the Bank are not included in the accompanying consolidated balance sheets.  The Bank retains servicing on most loan sales and generally earns a fee of 0.25% per annum based on the monthly outstanding balances of the loans serviced.  The unpaid principal balances of mortgage loans serviced for others amounted to $83,589,000 and $84,234,000 at December 31, 2008 and 2007, respectively.

Included in loans serviced for others at December 31, 2008 and 2007 is $73,606,000 and $72,578,000, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Bank may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs.  Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Bank.  At December 31, 2008 and 2007, the maximum contingent liability associated with loans sold with recourse is $1,635,000 and $1,450,000 respectively, which is not recorded in the consolidated financial statements.  The Bank has never repurchased any loans or incurred any losses under these recourse provisions.

7.           FORECLOSED REAL ESTATE

At December 31, 2008, foreclosed real estate is presented net of the allowance for losses of $475,000 which was provided in 2008.  There was no other activity in the allowance for losses on foreclosed real estate for the years ended December 31, 2008, 2007 and 2006.

Expenses applicable to foreclosed real estate include the following:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Net loss on sales of real estate	$5	$-	$-
Provision for losses	475	-	-
Operating expenses	195	19	5
Total foreclosed real estate expense	$675	$19	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

			Estimated
	December 31,		Useful
(In thousands)	2008	2007	Lives

Land and land improvements	$5,007	$5,007	-
Buildings	17,699	18,435	40 years
Leasehold improvements	866	411	5-15 years
Equipment	6,311	6,633	3-10 years
	29,883	30,486
Less accumulated depreciation
and amortization	(7,173)	(7,670)

	$22,710	$22,816

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1,270,000, $1,200,000 and $1,178,000 respectively.

Lease Commitments

The Bank is obligated under non-cancelable operating lease agreements for banking offices and facilities.  These leases have terms with renewal options, the cost of which is not included below.  The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Bank.  At December 31, 2008, future minimum lease payments are as follows:

Year Ending
December 31,	Amount
(In thousands)
2009	$115
2010	116
2011	116
2012	64
2013	19
$430

Total rent expense for all operating leases amounted to $108,000, $100,000 and $153,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
(In thousands)	2008	2007

Demand deposits	$55,216	$51,396
NOW deposits	36,835	33,649
Money market deposits	172,876	138,688
Regular and other deposits	117,913	118,837
Total non-certificate accounts	382,840	342,570

Term certificates less than $100,000	250,319	266,095
Term certificates $100,000 and greater	163,693	165,781
Total term certificates	414,012	431,876

Total deposits	$796,852	$774,446

A summary of term certificates, by maturity, follows:

(Dollars in thousands)	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Within 1 year	$328,715	3.96%	$261,209	4.82%
Over 1 year to 2 years	59,161	3.38	156,602	4.97
Over 2 years to 3 years	18,652	3.39	9,114	4.26
Over 3 years to 4 years	2,192	4.52	2,363	4.02
Over 4 years to 5 years	5,292	3.91	2,588	4.46

	$414,012	3.86%	$431,876	4.86%

Brokered certificates of deposit, included in the above table, amounted to $709,000 and $897,000 at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.           BORROWINGS

At December 31, 2008, short-term borrowings consisted of federal funds purchased from our affiliate bank amounting to $7,811,000, with a weighted average rate of 0.91%.  At December 31, 2007, short-term borrowings consisted of Federal Home Loan Bank (“FHLB”) advances amounting to $9,154,000, with a weighted average rate of 4.52%.

Long-term FHLB advances outstanding are as follows:

(Dollars in thousands)	December 31, 2008		December 31, 2007
		Weighted		Weighted
Maturing During the		Average		Average
Year Ending December 31,	Amount	Rate	Amount	Rate

2008	$-	-%	$14,848	4.80%
2009	7,475	4.00	7,475	4.00
2010	5,200	4.22	5,050	4.22
2011	15,000	2.99	-	-
2012	15,000	3.29	-	-
2013	15,000	3.54	-	-
	$57,675	3.45%	$27,373	4.48%

As of December 31, 2008, the Bank also has an available line of credit of $9,430,000 with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  No amounts were drawn on the line of credit as of December 31, 2008 and 2007.  All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Current tax provision:
Federal	$1,081	$625	$1,314
State	112	71	203
Total current provision	1,193	696	1,517

Deferred tax benefit:
Federal	(2,239)	(281)	(350)
State	(830)	(35)	(40)
	(3,069)	(316)	(390)
Change in enacted state tax rate	106	-	-
Change in valuation reserve	500	-	-
Total deferred benefit	(2,463)	(316)	(390)

Total tax provision (benefit)	$(1,270)	$380	$1,127

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
(In thousands)	2008		2007	2006

Statutory federal tax rate	(34.0	) %	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(14.0)		0.9	2.4
Dividends received deduction	(5.8)		(7.0)	(5.0)
Bank-owned life insurance	(3.0)		(14.7)	(6.2)
Change in state tax rate	3.1		-	-
Change in valuation reserve	14.8		-	-
Other, net	1.3		1.2	0.3
Effective tax rates	(37.6	) %	14.4%	25.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax asset (liability) are as follows:

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Federal	$8,810	$3,146
State	2,584	942
	11,394	4,088
Valuation reserve on assets	(500)	-
Net deferred tax asset	10,894	4,088
Deferred tax liabilities:
Federal	(649)	(3,975)
State	(188)	(1,523)
	(837)	(5,498)
Net deferred tax asset (liability)	$10,057	$(1,410)

The net deferred tax liability at December 31, 2007 is included in accrued expenses and other liabilities.

The tax effects of each item that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2008	2007
Net unrealized loss (gain) on securities available for sale	$3,962	$(4,875)
Depreciation and amortization	(352)	(360)
Allowance for loan losses	2,760	1,488
Employee benefit plans	2,383	2,002
Charitable contribution carryforward	1,198	-
Equity loss on investment in affiliate bank	649	417
Other, net	(43)	(82)
Valuation reserve	(500)	-
Net deferred tax asset (liability)	$10,057	$(1,410)

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized.  The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $500,000 was required for the year ended December 31, 2008 due to the limited future taxable income projected for federal and state tax purposes that can be utilized to offset a charitable contribution carryforward of $2,800,000 which will expire in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Balance at beginning of year	$(1,410)	$362	$1,927
Deferred tax benefit from operations	3,069	316	390
Change in net unrealized gain (loss) on
securities available for sale	8,837	(1,795)	(2,362)
Adjustment to initially apply
SFAS No. 158 for retirement plans	-	-	407
Adjustment to initially apply
SFAS No. 158 for long-term care plan	187	-	-
Termination of supplemental
executive retirement plan	-	(228)	-
Change in enacted state tax rate	(106)	-	-
Amortization of net actuarial loss and
prior service cost	(20)	(65)	-
Change in valuation reserve	(500)	-	-
Balance at end of year	$10,057	$(1,410)	$362

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

12.           OTHER COMMITMENTS AND CONTINGENCIES

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

	December 31,
(In thousands)	2008	2007
Commitments to originate loans	$60,071	$37,674
Unadvanced funds on construction loans	56,254	35,293
Unadvanced funds on home equity lines of credit	27,168	20,475
Unadvanced funds on construction revolving lines of credit	25,787	23,800
Unadvanced funds on commercial and revolving lines of credit	2,410	3,660
Commercial letters of credit	1,248	1,574

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.           EMPLOYEE BENEFIT PLANS

401(k) Plan

The Bank has a 401(k) plan to provide basic and supplemental retirement benefits for eligible employees.  Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan.  All participants are fully vested upon entrance to the plan.  The Bank contributes three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan.  For the years ended December 31, 2008, 2007 and 2006, expense attributable to the plan amounted to $558,000, $522,000 and $484,000, respectively.

Supplemental Executive Retirement Plans – Officers and Directors

The Bank has Supplemental Executive Retirement Plans for certain senior officers and directors which provide for a defined benefit obligation, based on the executive’s or director’s final average compensation.  The plans are unfunded and have no assets.  The Bank does not expect to contribute assets to the plan in 2009.  Information pertaining to the activity in the plans is as follows:

	Years Ended December 31,
	2008	2007		2006
(In thousands)	Directors	Officers	Directors	Officers	Directors
Change in plan assets:
Fair value of plan assets at beginning
of year	$-	$-	$-	$-	$-
Employer contribution	-	-	-	784	-
Benefits payments	-	-	-	(784)	-
Fair value of plan assets at end of year	-	-	-	-	-

Change in benefit obligation:

Benefit obligation at beginning of year	668	3,547	646	3,922	386
Service cost	66	39	103	63	59
Interest cost	38	155	37	226	22
Benefit payments		-	-	(784)	-
Actuarial loss (gain)	(10)	16	(118)	120	179
Plan termination	-	(3,757)	-	-	-
Benefit obligation at end of year	762	-	668	3,547	646

Funded status	$(762)	$-	$(668)	$(3,547)	$(646)

Accrued benefit obligation	$(762)	$-	$(668)	$(3,547)	$(646)

Accumulated benefit obligation	$657	$-	$567	$2,905	$517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic pension cost are as follows:

	Years Ended December 31,
(In thousands)	2008	2007		2006
	Directors	Officers	Directors	Officers	Directors
Service cost	$66	$39	$103	$63	$59
Interest cost	38	155	37	226	22
Recognized net actuarial loss	-	16	13	5	-
Recognition of prior service cost	28	-	28	-	28
	$132	$210	$181	$294	$109

The assumptions used to determine benefit obligations and net periodic pension costs are as follows:

	2008	2007		2006
	Directors	Officers	Directors	Officers	Directors
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.00%	4.00%	3.00%	4.00%	3.00%
Expected return on plan assets	N/A	N/A	N/A	N/A	N/A
Retirement age	72	65	72	65	72

The expected future benefit payments for the directors’ plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2009	$ 190
2010	-
2011	-
2012	222
2013	141
2014-2018	316

In 2007, in anticipation of the minority stock offering, the Bank revised the agreements for the senior officers.  This resulted in the termination of the officers’ plan which had been accounted for under SFAS No. 158, and the establishment of a liability for individual contracts.  The present value of the estimated future benefits is accrued over the required service periods.  At December 31, 2008 and 2007 the accrued liability for these agreements amounted to $2,252,000 and $3,563,000, respectively.

Supplemental executive retirement benefit expense for officers and directors amounted to $1,233,000, $713,000 and $403,000 for the years ended December 31, 2008, 2007 and 2006.

Separation Agreement

Consistent with the terms of his employment agreement, the Bank entered into a Separation Agreement with its past President upon his retirement during 2008 which provided for the payment of certain benefits.  During 2008, the Company recorded pre-tax charges of $1.5 million as a result of the Separation Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Health Care Plan

The Company provides long-term health care policies for certain directors and executives.  In accordance with SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” the Bank established a liability for the present value of the premiums due for the long-term care policies in 2008.  The adjustment to stockholders’ equity was an after-tax reduction of $353,000.  The plan is unfunded and has no assets.  Information pertaining to activity in the plan is as follows:

Year Ended December 31,
(In thousands)	2008
Change in plan assets:
Fair value of plan assets at beginning
of year	$-
Employer contribution	44
Benefits payments	(44)
Fair value of plan assets at end of year	-

Change in benefit obligation:

Benefit obligation at beginning of year	-
Adjustment to initially apply FAS 158
for long-term health care plan	(540)
Interest cost	(42)
Benefit payments	44
Actuarial loss	(191)
Benefit obligation at end of year	$(729)

The components of net periodic pension cost are as follows:

Year Ended December 31,
(In thousands)	2008
Service cost	$-
Interest cost	42
Recognized net actuarial loss	-
Recognition of prior service cost	26
$68

The assumptions used to determine benefit obligations and net periodic pension costs are as follows:

2008
Discount rate	6.50%
Rate of premium increases	4.00%
Expected return on plan assets	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected future contributions and benefit payments for this plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2009	$ 45
2010	48
2011	49
2012	51
2013	53
2014-2018	381

Share-Based Compensation Plan

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

On November 28, 2008 the Company announced that it would repurchase up to 414,000 shares of the Company’s common stock through a stock repurchase program to fund restricted share awards under the plan.  As of December 31, 2008, 250,000 shares had been repurchased at a cost of $2,262,000 and the remaining 164,000 shares were repurchased on February 3, 2009 at a cost of $1,473,000.  Pursuant to terms of the Equity Incentive Plan, the Board of Directors granted stock options and restricted shares to employees and directors on October 13, 2008.  A total of 622,000 stock options and 182,625 restricted shares were granted, both with vesting dates evenly over a period of five years. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The weighted-average assumptions used for options granted during the years ended December 31, 2008 are listed in the following table. The expected volatility is based on historical volatility of the stock price.  The dividend yield assumption is based on the Company’s expectation of dividend payouts.  The Company uses historical employee turnover data to determine the expected forfeiture rate in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

The Company utilized the simplified method of calculating the expected term of the options granted in 2008 because as a newly listed public company, no historical data specific to the shares exists at the present time.  The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method.

Weighted Average Assumptions
2008
Expected term (years)	6.5
Expected dividend yield	0.84%
Expected volatility	18.83%
Expected forfeiture rate	9.00%
Risk-free interest rate	3.48%
Fair value of options granted	$2.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of options under the plan as of December 31, 2008, and activity during the year then ended, is presented below:

Weighted-Average
2008	Shares	Exercise Price
Options outstanding at beginning of year	-	$-
Options granted	622,000	9.50
Options exercised	-	-
Options outstanding at end of year	622,000	$9.50
Options exercisable at end of year	-	$-
Weighted-average remaining contractual life		9.8 years

None of the outstanding options are currently exercisable, and there is no aggregate intrinsic value to the outstanding options based on a closing stock price of $9.25 on December 31, 2008.  The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2008 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2008:

Weighted-
Average
	Number	Grant
	of	Date
	Shares	Fair Value
Restricted stock at beginning of year	-	$-
Granted	182,625	9.50
Vested	-	-
Forfeited	-	-
Restricted stock at end of year	182,625	$9.50

For the year ended December 31, 2008, share-based compensation expense applicable to the plan was $128,000.  Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares or treasury shares.

As of December 31, 2008, there was $2,916,000 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the plan.  This cost is expected to be recognized over a weighted-average period of 4.8 years.

Employee Stock Ownership Plan (“ESOP”)

The Company established an ESOP for its eligible employees effective January 1, 2008 to provide eligible employees the opportunity to own company stock.  The plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

The ESOP acquired 828,000 shares in the stock offering with the proceeds of a loan totaling $8,280,000 from the Company’s subsidiary, Meridian Funding Corporation.  The loan is payable annually over 20 years at a rate of 6.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid.  The Company’s annual cash contributions to the ESOP at a minimum will be sufficient to service the annual debt of the ESOP.  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

At December 31, 2008, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2009	227
2010	241
2011	257
2012	272
2013	291
Thereafter	6,750
$8,038

Shares held by the ESOP include the following:

December 31,
(In thousands)	2008
Allocated	-
Committed to be allocated	41
Unallocated	787
828

The fair value of the unallocated shares was $7,659,000 at December 31, 2008.  Total compensation expense recognized in connection with the ESOP for 2008 was $400,000.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees.  The Company has entered into agreements with these executive whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  In September 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”   As a result, the Company recognized a liability for future death benefits in the amount of $1,643,000 as of January 1, 2008.

Expense applicable to these agreements amounted to $526,000 for the year ended December 31, 2008 and the accrued liability amounted to $2,169,000 at December 31, 2008.

Incentive Compensation Plan

Eligible officers and employees of the Bank participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee.  Incentive compensation plan expense for the years ended December 31, 2008, 2007 and 2006 amounted to $410,000, $710,000 and $573,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.           RELATED PARTY TRANSACTIONS

Loans

The following summarizes the activity with respect to loans made to officers and directors of the Company, their affiliates, and members of their immediate families.

	Years Ended December 31,
(In thousands)	2008	2007

Balance at beginning of year	$9,782	$9,748
Additions	889	1,955
Reductions	(1,548)	(1,921)

Balance at end of year	$9,123	$9,782

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

Deposits

Deposits from related parties totaled $7,140,000 and $4,474,000 at December 31, 2008 and 2007, respectively.  All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Other – Affiliate Bank

In connection with the Company’s investment in Hampshire First Bank (“HFB”), East Boston Savings Bank has entered into a Master Services Agreement whereby certain services are provided to HFB.  During the years ended December 31, 2008, 2007 and 2006, revenue recorded by the Company for providing such services amounted to $1,000, $8,000 and $12,000 respectively.  Additionally, three out of ten of the directors of HFB also serve as directors of the Company, including one who serves as the Chairman of the Board of both entities.  At December 31, 2008, the Company has loan participations originated by HFB of $17,039,000, of which the Company services $9,239,000.  The Company also has $7,811,000 of federal funds purchased, and $7,000,000 in certificates of deposit with Hampshire First Bank as of December 31, 2008.

15.           MINIMUM REGULATORY CAPITAL REQUIREMENT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.  As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios follow:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total Capital (to Risk Weighted
Assets):
Company	$199,648	21.5%	$74,383	8.0%	N/A	N/A
Bank	138,568	15.3	72,651	8.0	$90,814	10.0

Tier 1 Capital (to Risk Weighted
Assets):
Company	192,736	20.7	37,192	4.0	N/A	N/A
Bank	131,656	14.5	36,326	4.0	54,488	6.0

Tier 1 Capital (to Average Assets):
Company	192,736	18.0	42,785	4.0	N/A	N/A
Bank	131,656	12.8	41,091	4.0	51,364	5.0

December 31, 2007
Total Capital (to Risk Weighted
Assets):
Company	$117,546	14.4%	$65,236	8.0%	N/A	N/A
Bank	104,156	13.0	64,221	8.0	$80,276	10.0

Tier 1 Capital (to Risk Weighted
Assets):
Company	109,154	13.4	32,618	4.0	N/A	N/A
Bank	95,764	11.9	32,110	4.0	48,165	6.0

Tier 1 Capital (to Average Assets):
Company	109,154	11.5	38,013	4.0	N/A	N/A
Bank	95,764	10.2	37,505	4.0	46,881	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2008		December 31, 2007
(In thousands)	Consolidated	Bank	Consolidated	Bank
Total stockholders' equity per financial statements	$189,840	$129,162	$115,684	$102,294
Adjustments to Tier 1 capital:
Accumulated other comprehensive (income) loss	6,205	5,664	(6,507)	(6,507)
Net unrealized loss on
marketable equity securities	(3,288)	(3,149)	-	-
Servicing assets disallowed	(21)	(21)	(23)	(23)
Total Tier 1 capital	192,736	131,656	109,154	95,764

Adjustments to total capital:
Allowance for loan losses	6,912	6,912	3,637	3,637
45% of net unrealized gains on
marketable equity securities	-	-	4,755	4,755

Total regulatory capital	$199,648	$138,568	$117,546	$104,156

16.           DIVIDEND RESTRICTION

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2008, the Bank’s retained earnings available for the payment of dividends was $6,606,000.  Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $12,916,000.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

17.           FAIR VALUES OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with FASB Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.   In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

In accordance with Statement No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:
Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values, based on the short-term nature of the assets.

Certificates of deposit –  Fair values of certificates of deposit are estimated using discounted cash flow analyses based on current market rates for similar types of deposits.

Securities available for sale - Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available.  If quoted prices are not available, fair values are measured using pricing models.  The Company utilizes a third-party pricing service to obtain fair values for investment securities.

Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1).  Corporate bonds, obligations of government-sponsored enterprises, including mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2).  The Company does not currently have any securities in its portfolio that are measured using Level 3 inputs.

Federal Home Loan Bank stock - The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits - The fair values disclosed for non-certificate accounts, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Stock subscriptions - The carrying amount of stock subscriptions approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis:

Assets measured at fair value on a recurring basis are summarized as follows.  There were no liabilities measured at fair value on a recurring basis.

	December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Securities available for sale	$47,799	$204,730	$-	$252,529

Assets Measured at Fair Value on a Non-recurring Basis:

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008.

	December 31, 2008
				Total
(In thousands)	Level 1	Level 2	Level 3	Losses
Impaired Loans	$-	$-	$1,511	$(418)

Losses applicable to impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  The loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

There were no liabilities measured at fair value on a non-recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fair Value of Financial Instruments

As required under FASB Statement No. 107, ”Disclosures about Fair Value of Financial Instruments,” the estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$20,265	$20,265	$103,093	$103,093
Certificates of deposit	7,000	7,010	-	-
Securities available for sale	252,529	252,529	267,058	267,058
Federal Home Loan Bank stock	4,303	4,303	3,165	3,165
Loans	704,104	705,956	568,104	572,820
Accrued interest receivable	6,036	6,036	5,764	5,764

Financial liabilities:
Deposits	796,852	799,378	774,446	776,037
Stock subscriptions	-	-	62,518	62,518
Borrowings	65,486	66,509	36,527	36,556
Accrued interest payable	1,081	1,081	1,222	1,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.           CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Interstate Bancorp, funded in July 2006, is as follows:

	December 31,
(In thousands)	2008	2007
BALANCE SHEET
Assets
Cash and cash equivalents - subsidiary	$10,523	$-
Cash and cash equivalents - other	2,525	177
Certificates of deposit - affiliate bank	7,000	-
Securities available for sale, at fair value	16,338	1,093
Investment in subsidiaries	135,299	102,294
Investment in affiliate bank	10,376	10,772
Bank-owned life insurance	4,144	-
Due from bank subsidiary	2,262	-
Other assets	1,737	1,577

Total assets	$190,204	$115,913

Liabilities and Stockholders' Equity

Accrued expenses and other liabilities	$364	$229
Stockholders' equity	189,840	115,684

Total liabilities and stockholders' equity	$190,204	$115,913

	Years Ended December 31,
(In thousands)	2008	2007	2006
STATEMENTS OF OPERATIONS
Income:
Interest and dividend income	$812	$113	$180
Equity loss on investment in affliate bank	(396)	(541)	(578)
Bank-owned life insurance income	144	-	-
Total income (loss)	560	(428)	(398)
Contribution to Meridian Charitable Foundation	3,000	-	-
Operating expenses	1,354	412	58
Loss before income taxes and equity in undistributed
earnings of subsidiaries	(3,794)	(840)	(456)
Applicable income tax benefit	(1,339)	(184)	(113)
	(2,455)	(656)	(343)
Equity in undistributed earnings of subsidiaries	347	2,922	3,637
Net income (loss)	$(2,108)	$2,266	$3,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In thousands)	2008	2007	2006
STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
Net income (loss)	$(2,108)	$2,266	$3,294
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(347)	(2,922)	(3,637)
Contribution of stock to charitable foundation	3,000	-	-
Equity loss on investment in affliate bank	396	541	578
Net accretion of securities available for sale	-	-	(125)
Income from bank-owned life insurance	(144)	-	-
Share-based compensation expense	45	-	-
Increase in other assets	(112)	(1,374)	(203)
Increase in other liabilities	135	229	-
Net cash provided (used) by operating activities	865	(1,260)	(93)

Cash flows from investing activities:
Purchases of certificates of deposit	(7,000)	-	-
Proceeds from redemption of mutual funds	5,250	-	-
Sales and maturies of securities available for sale	-	1,523	23,050
Purchase of securities available for sale	(20,634)	(112)	(25,431)
Investment in affiliate bank	-	-	(12,000)
Investment in subsidiary	(8,280)	-	-
Dividend from subsidiary	-	-	14,500
Loan to subsidiary	(2,262)	-	-
Purchase of bank-owned life insurance	(4,000)	-	-
Net cash provided (used) by investing activities	(36,926)	1,411	119

Cash flows from financing activities:
Stock offering	97,633	-	-
Offering proceeds to bank subsidiary	(48,701)	-	-
Net cash provided by financing activities	48,932	-	-

Net increase in cash and cash equivalents	12,871	151	26
Cash and cash equivalents at beginning of year	177	26	-

Cash and cash equivalents at end of year	$13,048	$177	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19.           SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$13,521	$13,344	$12,909	$13,123	$12,810	$12,390	$12,080	$11,895
Interest expense	6,184	6,579	6,996	7,285	7,501	7,203	6,800	6,592

Net interest income	7,337	6,765	5,913	5,838	5,309	5,187	5,280	5,303
Provision for loan losses (1)	2,907	403	2,197	131	205	117	71	72
Net interest income, after provision for loan losses	4,430	6,362	3,716	5,707	5,104	5,070	5,209	5,231
Non-interest income (2)	339	3,808	1,050	3,176	452	11	1,253	2,936
Non-interest expenses (3)	7,379	6,799	8,476	9,312	6,140	5,707	5,237	5,536
Income (loss) before
income taxes	(2,610)	3,371	(3,710)	(429)	(584)	(626)	1,225	2,631
Provision (benefit) for
income taxes	(896)	1,228	(1,494)	(108)	(562)	(323)	429	836
Net income (loss)	$(1,714)	$2,143	$(2,216)	$(321)	$(22)	$(303)	$796	$1,795

(1) Increases in the provision for loan losses in 2008 are due to an increase in impaired loans with specific reserves and management's assessment of various factors affecting the portfolio, including further deterioration of the economic environment.

(2) Non-interest income fluctuates each quarter primarily due to securities gains.

(3) Non-interest expenses for the first quarter of 2008 include a $3,000,000 contribution to the Company's charitable foundation.

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9a.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures   The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Changes in Internal Controls over Financial Reporting   There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are, reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting   The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of year-end December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of year-end December 31, 2008.   Management’s report on internal control over financial reporting is included in this Annual Report in Item 8, Financial Statements and Supplementary Data.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.   This report is included in this Annual Report in Item 8, Financial Statements and Supplementary Data.

Item 9b.  other information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) will be incorporated herein by reference or filed by an amendment to this annual report.

Item 11.  Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2009 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the 2009 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

We do not have any equity compensation program that was not approved by stockholders, other than our employee stock ownership plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the 2009 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

Item 14.  Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2009 Proxy Statement will be incorporated herein by reference or filed by an amendment to this annual report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2008 and 2007

(C)	Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006

(D)	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2008, 2007 and 2006

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on September 11, 2008.
10.8	Form of Amended and Restated Supplemental Executive Retirement Agreement with Leonard V. Siuda filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.9	Form of Amended and Restated Supplemental Executive Retirement Agreement with Philip F. Freehan filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008.
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009.
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009.
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009.
10.14	2008 Equity Incentive Plan**
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MERIDIAN INTERSTATE BANCORP, INC.

Date:	March 16, 2009	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman of the Board and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Richard J. Gavegnano	Chairman of the Board and Chief	March 16, 2009
Richard J. Gavegnano	Executive Officer (Principal Executive Officer)

/s/ Leonard V. Siuda	Chief Financial Officer and Treasurer	March 16, 2009
Leonard V. Siuda	(Principal Financial and Accounting Officer)

/s/ Vincent D. Basile	Director	March 16, 2009
Vincent D. Basile

/s/ Anna R. DiMaria	Director	March 16, 2009
Anna R. DiMaria

/s/ Philip F. Freehan	Director	March 16, 2009
Philip F. Freehan

/s/ Domenic A. Gambardella	Director	March 16, 2009
Domenic A. Gambardella

/s/ Edward L. Lynch	Director	March 16, 2009
Edward L. Lynch

/s/ Gregory F. Natalucci	Director	March 16, 2009
Gregory F. Natalucci

Signatures	Title	Date

/s/ James G. Sartori	Director	March 16, 2009
James G. Sartori

/s/ Paul T. Sullivan	Director	March 16, 2009
Paul T. Sullivan

/s/ Marilyn A. Censullo	Director	March 16, 2009
Marilyn A. Censullo

/s/ Richard D. Fernandez	Director	March 16, 2009
Richard D. Fernandez

/s/ Carl A. LaGreca	Director	March 16, 2009
Carl A. LaGreca