Form 10-K/A
period 2008-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2009-04-08
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to __________________

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2008 of Meridian Interstate Bancorp, Inc. is being filed for the purposes of removing the signature of a director, Philip F. Freehan, whose signature was inadvertently included in the initial filing of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008.  The registrant has also attached to this Form 10-K/A Exhibit 10.15 which includes amendments to certain directors’ supplemental retirement agreements dated December 9, 2004, as amended April 18, 2006, which were adopted to bring such agreements into compliance with Section 409A of the Internal Revenue Code.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.

Date: April 7, 2009	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman of the Board and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Richard J. Gavegnano	Chairman of the Board and Chief	April 7, 2009
Richard J. Gavegnano	Executive Officer (Principal Executive Officer)

/s/ Leonard V. Siuda	Chief Financial Officer and Treasurer	April 7, 2009
Leonard V. Siuda	(Principal Financial and Accounting Officer)

/s/ Vincent D. Basile	Director	April 7, 2009
Vincent D. Basile

/s/ Anna R. DiMaria	Director	April 7, 2009
Anna R. DiMaria

/s/ Domenic A. Gambardella	Director	April 7, 2009
Domenic A. Gambardella

/s/ Edward L. Lynch	Director	April 7, 2009
Edward L. Lynch

/s/ Gregory F. Natalucci	Director	April 7, 2009
Gregory F. Natalucci

Signatures	Title	Date

/s/ James G. Sartori	Director	April 7, 2009
James G. Sartori

/s/ Paul T. Sullivan	Director	April 7, 2009
Paul T. Sullivan

/s/ Marilyn A. Censullo	Director	April 7, 2009
Marilyn A. Censullo

/s/ Richard D. Fernandez	Director	April 7, 2009
Richard D. Fernandez

/s/ Carl A. LaGreca	Director	April 7, 2009
Carl A. LaGreca