Form 10-Q
period 2009-03-31
MERIDIAN INTERSTATE BANCORP INC
filed 2009-05-11
CIK 1411974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one): Large Accelerated Filer ☐  Accelerated Filer ☒  Non-accelerated Filer ☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At May 1, 2009, the registrant had 22,586,000 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$11,284	$10,354
Federal funds sold	18,521	9,911
Total cash and cash equivalents	29,805	20,265

Certificates of deposit - affiliate bank	2,000	7,000
Securities available for sale, at fair value	278,707	252,529
Federal Home Loan Bank stock, at cost	4,303	4,303

Loans	745,378	711,016
Less allowance for loan losses	(7,456)	(6,912)
Loans, net	737,922	704,104

Bank-owned life insurance	23,045	22,831
Investment in affiliate bank	10,349	10,376
Premises and equipment, net	22,587	22,710
Accrued interest receivable	5,415	6,036
Foreclosed real estate, net	2,449	2,604
Deferred tax asset, net	10,462	10,057
Other assets	1,723	2,537
Total assets	$1,128,767	$1,065,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$60,560	$55,216
Interest-bearing	798,700	741,636
Total deposits	859,260	796,852

Short-term borrowings - affiliate bank	7,546	7,811
Long-term debt	57,675	57,675
Accrued expenses and other liabilities	17,240	13,174
Total liabilities	941,721	875,512

Stockholders' equity:
Common stock, no par value 50,000,000 shares authorized;
23,000,000 shares issued; 22,586,000 and 22,750,000 shares
outstanding at March 31, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	100,779	100,684
Retained earnings	104,318	105,426
Accumulated other comprehensive loss	(6,723)	(6,205)
Unearned compensation - ESOP - 776,250 and 786,600 shares
at March 31, 2009 and December 31, 2008, respectively	(7,762)	(7,866)
Unearned compensation - restricted shares - 414,000
and 250,000 shares at March 31, 2009 and
December 31, 2008, respectively	(3,566)	(2,199)
Total stockholders' equity	187,046	189,840
Total liabilities and stockholders' equity	$1,128,767	$1,065,352

                      See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Loss
(Unaudited)

	Three Months Ended March 31
(Dollars in thousands, except per share amounts)	2009	2008
Interest and dividend income:
Interest and fees on loans	$10,645	$9,183
Interest on debt securities	2,455	2,612
Dividends on equity securities	293	265
Interest on certificates of deposit	42	-
Interest on federal funds sold	12	1,063
Total interest and dividend income	13,447	13,123

Interest expense:
Interest on deposits	5,263	6,911
Interest on short-term borrowings	35	62
Interest on long-term debt	497	312
Total interest expense	5,795	7,285

Net interest income	7,652	5,838
Provision for loan losses	546	131
Net interest income, after provision
for loan losses	7,106	5,707

Non-interest income:
Customer service fees	697	696
Loan fees	150	178
Gain on sales of loans, net	183	19
Gain (loss) on securities, net	(124)	2,266
Income from bank-owned life insurance	214	185
Equity loss on investment in affiliate bank	(27)	(168)
Total non-interest income	1,093	3,176

Non-interest expenses:
Salaries and employee benefits	6,314	4,092
Occupancy and equipment	864	780
Data processing	438	387
Marketing and advertising	234	246
Professional services	652	309
Contribution to the Meridian
Charitable Foundation	-	3,000
Foreclosed real estate expense	255	29
Other general and administrative	920	469
Total non-interest expenses	9,677	9,312

Loss before income taxes	(1,478)	(429)

Benefit for income taxes	(370)	(108)

Net loss	$(1,108)	$(321)

Loss per share:
Basic	$(0.05)	N/A
Diluted	$(0.05)	N/A

Weighted Average Shares:
Basic	21,868,565	N/A
Diluted	22,050,960	N/A

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)	Shares of No Par Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Unearned Compensation Restricted Shares	Total
Three Months Ended March 31, 2008
Balance at December 31, 2007	-	$-	$109,177	$6,507	$-	$-	$115,684
Adjustment to initially apply EITF 06-4	-	-	(1,642)	-	-		(1,642)
Comprehensive loss:
Net loss	-	-	(321)	-	-	-	(321)
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	(2,713)	-	-	(2,713)
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	5	-	-	5
Total comprehensive loss							(3,029)
Issuance of 12,650,000 shares to the mutual
holding company	12,650,000	-	-	-	-	-	-
Issuance of 10,050,000 shares in the initial
public offering, net of expenses of $2,867	10,050,000	97,633	-	-	-	-	97,633
Issuance and contribution of 300,000 shares
to the Meridian Charitable Foundation	300,000	3,000	-	-	-	-	3,000
Purchase of common stock by the ESOP	-	-	-	-	(8,280)	-	-
ESOP shares earned (10,350 shares)	-	(5)	-	-	104	-	(8,280)
Balance at March 31, 2008	23,000,000	$100,628	$107,214	$3,799	$(8,176)	$-	$203,465
Three Months Ended March 31, 2009
Balance at December 31, 2008	22,750,000	$100,684	$105,426	$(6,205)	$(7,866)	$(2,199)	$189,840
Comprehensive loss:
Net loss	-	-	(1,108)	-	-	-	(1,108)
Change in net unrealized loss on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	(518)	-	-	(518)
Total comprehensive loss							(1,626)
ESOP shares earned (10,350 shares)	-	(17)	-	-	104	-	87
Purchase of 164,000 shares
for restricted share plan	(164,000)	-	-	-	-	(1,468)	(1,468)
Share-based compensation expense	-	112	-	-		101	213
Balance at March 31, 2009	22,586,000	$100,779	$104,318	$(6,723)	$(7,762)	$(3,566)	$187,046

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(1,108)	$(321)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Contribution of stock to charitable foundation	-	3,000
Earned ESOP shares	87	99
Provision for loan losses	546	131
Amortization of net deferred loan origination fees	(57)	(78)
Net amortization of securities available for sale	302	150
Depreciation and amortization expense	329	324
Loss (gain) on securities, net	124	(2,266)
Loss and provision for foreclosed real estate	148	5
Deferred income tax provision (benefit)	14	(1,152)
Income from bank-owned life insurance	(214)	(185)
Equity loss on investment in affiliate bank	27	168
Share-based compensation expense	213	-
Net changes in:
Accrued interest receivable	621	514
Other assets	814	3,666
Accrued expenses and other liabilities	4,066	(1,131)
Net cash provided by operating activities	5,912	2,924

Cash flows from investing activities:
Maturities (purchases) of certifictes of deposit	5,000	(2,000)
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	17,751	25,750
Proceeds from sales	-	9,804
Purchases	(45,292)	(22,203)
Loans originated, net of principal payments received	(34,632)	(12,257)
Purchase of bank-owned life insurance	-	(4,000)
Purchases of premises and equipment	(206)	(137)
Capitalized cost on foreclosed real estate	(180)	-
Proceeds from sales of foreclosed real estate	512	290
Net cash used in investing activities	(57,047)	(4,753)

(continued)

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash flows from financing activities:
Net increase in deposits	62,408	31,148
Proceeds from sale of common stock	-	97,633
Common stock purchased by ESOP	-	(8,280)
Decrease in stock subscriptions	-	(62,518)
Purchase of stock for equity incentive plan	(1,468)	-
Net change in borrowings with maturities
less than three months	(265)	-
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	-	(6,300)
Net cash provided by financing activities	60,675	51,683

Net change in cash and cash equivalents	9,540	49,854

Cash and cash equivalents at beginning of period	20,265	103,093

Cash and cash equivalents at end of period	$29,805	$152,947

Supplemental cash flow information:
Interest paid on deposits	$5,332	$6,917
Interest paid on borrowings	532	404
Income taxes paid	170	20
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	325	908

See accompanying notes to unaudited consolidated financial statements.

Index

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

Meridian Interstate Bancorp, Inc.  (the “Company” or “Meridian Interstate”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (the “Bank”) to be its holding company.  Meridian Interstate owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities.  In addition, Meridian Interstate owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  Meridian Financial Services, Inc. (“Meridian Financial Services”) is the mutual holding company for Meridian Interstate and holds 12,650,000 shares or 56% of Meridian Interstate’s outstanding common stock.

The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2009, as subsequently amended, and is available through the SEC’s website at www.sec.gov.

In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, other-than-temporary impairment of securities, foreclosed real estate, income taxes and the fair values of financial instruments.

2.             Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “SFAS” No. 141 (revised), ‘‘Business Combinations’’, which replaces SFAS No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141(R)-1 ("FSP 141(R)-1"), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this FSP by the Company on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

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

Index

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

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this Statement by the Company on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this Statement by the Company on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

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

In January  2009, the FASB issued a FASB Staff Position on the Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). Under FSP EITF 03-06-1, unvested share-based awards which include the right to receive nonforfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities under FSP EITF 03-06-1 are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. FSP EITF 03-06-1 requires retrospective application to all prior-period earnings per share data presented.   The adoption of this EITF by the Company on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant's estimates

Index

of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  The adoption of this Statement by the Company on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  The adoption of this EITF by the Company is not expected to have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

3.             Fair Value Measurement

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

Index

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

Assets Measured at Fair Value on a Recurring Basis:

Assets measured at fair value on a recurring basis are summarized as follows.  There were no liabilities measured at fair value on a recurring basis.

	March 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale	$73,589	$205,118	-	$278,707

	December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale	$47,799	$204,730	-	$252,529

The Company may also be required, from time to time, to measure certain other financial assets and non-financial assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Index

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2009			Quarter Ended March 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	-	-	2,156	109
Foreclosed real esate	-	-	2,449	60
	$-	$-	$4,605	$169

	December 31, 2008			Quarter Ended March 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	-	-	1,511	59
Foreclosed real esate	-	-	2,604	-
	$-	$-	$4,115	$59

At March 31, 2009 and December 31, 2008, the amount of foreclosed real estate in Level 3 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral, considering discounting factors and adjusted for selling costs. The loss on foreclosed real estate represents the adjustment in valuation recorded during the time periods indicated, and not for losses incurred on the sale of the property.  At March 31, 2009 and December 31, 2008, the amount of impaired loans in Level 3 represents the carrying value and related FASB Statement No. 114 allocated reserves on impaired loans for which adjustments are based on the appraised value of the underlying collateral, considering discounting factors and adjusted for selling costs.  The loss on impaired loans is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.  There were no liabilities measured at fair value on a non-recurring basis.

4.             Stock Offering

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

Index

5.         Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.

For the quarter ended March 31, 2009, potentially dilutive common stock equivalents totaled 182,395 shares, representing the dilutive effect of the restricted stock.  Earnings per share are not applicable for year to date and quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 23, 2008.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The following table is the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2009.

(Dollars in thousands, except per share amounts)	Basic	Diluted
Net Loss	$(1,108)	$(1,108)
Weighted average shares outstanding	21,868,565	21,868,565
Effect of dilutive securities	-	182,395
Adjusted weighted average shares outstanding	21,868,565	22,050,960
Loss Per Share	$(0.05)	$(0.05)

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Meridian Interstate.  The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

Forward-Looking Statements

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Meridian Interstate Bancorp.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Meridian Interstate Bancorp’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of Meridian Interstate Bancorp and its subsidiaries include, but are not limited to:

•	significantly increased competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment or other changes that reduce our interest margins or reduce the fair value of financial instruments;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	adverse changes in the securities markets;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;
•	changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and other promulgating authorities;

•	inability of third-party providers to perform their obligations to us;
•	changes in our organization, compensation and benefit plans;
•	changes in real estate values in our market areas;
•	the effect of the current governmental effort to restructure the U.S. financial and regulatory system;
•	the effect of developments in the secondary market affecting our loan pricing;
•	the level of future deposit premiums; and
•	the effect of the current financial crisis on our loan portfolio and our investment portfolio, and our deposit and other customers.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios.  Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 15, 2009, under “Risk Factors,” as subsequently amended, which is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Index

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2008 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management has identified accounting for the allowance for loan losses, other-than-temporary impairment of securities, foreclosed real estate and income taxes as the Company’s most critical accounting policies.  The Company’s critical accounting policies have not changed since December 31, 2008.

Selected Financial Data

   The following is a summary of operating and financial condition information as of and for the periods indicated:

	Financial Condition Highlights
	At	At
	March 31,	December 31,
(In thousands)	2009	2008

Total assets	$1,128,767	$1,065,352
Secuities available for sale	278,707	252,529
Net loans	737,922	704,104
Deposits	859,260	796,852
Borrowed funds	65,221	65,486
Stockholders' equity	187,046	189,840

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Net interest income	$7,652	$5,838
Provision for loan losses	546	131
Non-interest income	1,093	3,176
Non-interest expenses	9,677	9,312
Benefit for income taxes	(370)	(108)
Net loss	(1,108)	(321)

Interest rate spread	2.55%	1.82%
Net interest margin	3.04%	2.43%

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased by $63.4 million, or 6.0%, to $1.1 billion at March 31, 2009.  Securities available for sale increased $26.2 million, or 10.4%, from December 31, 2008, as the Company invested excess funds in money market mutual funds as an alternative to federal funds sold.

Loan growth continued in the first quarter of 2009, with total loans increasing by $34.4 million, or 4.8%.  Multi-family loans increased by $15.3 million, or 49.2%, while the one- to four-family residential loan and

Index

commercial real estate loan portfolios increased by $9.8 million and $8.4 million, respectively.  Rate decreases have contributed to higher originations for these products, with increased interest in both purchase and refinance activity.

Deposits increased by $62.4 million, or 7.8%, from December 31, 2008, with increases in all deposit types, as local deposit competition has lessened.  Money market deposits increased by $31.9 million, or 18.4%, to $204.7 million at March 31, 2009.  Certificates of deposit also increased by $20.2 million, or 4.9%, to $434.2 million.

Stockholders’ equity decreased by $2.8 million, to $187.0 million at March 31, 2009 from $189.8 million at December 31, 2008, mainly due to in the net operating loss of $1.1 million and a $1.5 million repurchase of the Company’s common stock, for the Equity Incentive Plan.

Securities

All securities held by the Company as of March 31, 2009 and December 31, 2008 were classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at March 31, 2009 and December 31, 2008 were as follows:

	At March 31,		At December 31,
	2009		2008
(In thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Debt securities:
U.S. Government – sponsored enterprises	$-	$-	$1,000	$1,003
Corporate bonds	209,970	205,079	210,079	203,687
Mortgage-backed securities	40	39	40	40

Total debt securities	210,010	205,118	211,119	204,730
Marketable equity securities :
Common stocks	27,276	21,554	26,142	22,854
Money market mutual funds	52,035	52,035	24,945	24,945
Total marketable equity securities	79,311	73,589	51,087	47,799

Total securities available for sale	$289,321	$278,707	$262,206	$252,529

Securities available for sale increased $26.2 million, or 10.4%, from $252.5 million at December 31, 2008, as the Company invested excess funds in money market mutual funds as an alternative to federal funds sold.  Management continues to hold the money market mutual funds and monitor available investment opportunities in light of the current issues in the debt and equity markets.

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company recorded an impairment loss of $124,000 on equity securities determined to be other-than-temporarily impaired during the first quarter of 2009.

As of March 31, 2009, the net unrealized loss on the total equity portfolio was $5.7 million.  Twenty-seven equity securities had market value declines of 20% or more.  The most significant market valuation decrease related to any one equity security at March 31, 2009 is $517,000.  Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to

Index

believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

At March 31, 2009, the aggregate amortized cost of debt obligations owned by the Company was $210.0 million and the aggregate market value was $205.1 million.  Eleven corporate bonds, from six issuers, had a market decline of greater than 20% of amortized cost, with declines ranging from 22% to 50%.  The aggregate unrealized loss on these bonds at March 31, 2009 was $6.8 million and is presently considered to be temporary.

Three bonds, from two issuers, had been impaired greater than 20% for approximately seven months.   The issuers are consumer finance and commercial finance subsidiaries of a major insurance company.  The bonds had an amortized cost of $7.0 million and unrealized losses of $3.3 million at March 31, 2009.  These bonds have maturity dates of May 2010 to May 2012.

Two bonds, from one issuer, had been impaired greater than 20% for approximately three months.  The amortized cost and aggregate unrealized loss on these bonds at March 31, 2009 was $2.4 million and $813,000, respectively.  These bonds were issued by a national media company with a significant revenue decline in 2008.  These bonds mature in June of 2011.

Another bond, with a decline of $665,000, was issued by a national insurance company, and has been impaired for approximately four months.  At March 31, 2009, the amortized cost of this bond, which matures in July of 2012, was $3.0 million.

Three bonds, from one issuer, had been impaired greater than 20% for approximately one month.  The amortized cost and aggregate unrealized loss on these bonds at March 31, 2009 was $4.0 million and $1.1 million, respectively.  These bonds were issued by a national insurance company.  These bonds mature in September 2011 and June 2012.

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

Loan detail by category as of March 31, 2009 and December 31, 2008 was as follows:

	At March 31, 2009		At December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to four-family	$284,565	38.1%	$274,716	38.6%
Multi-family	46,560	6.2	31,212	4.4
Commercial real estate	277,825	37.2	269,454	37.7
Construction	91,794	12.3	91,652	12.9
Home equity lines
of credit	29,466	4.0	28,253	4.0
Total real estate loans	730,210	97.8	695,287	97.6

Commercial business loans	14,851	2.0	15,355	2.2
Consumer loans	1,303	0.2	1,379	0.2
Total loans	746,364	100.0%	712,021	100.0%
Net deferred loan origination fees	(986)		(1,005)
Allowance for loan losses	(7,456)		(6,912)
Loans, net	$737,922		$704,104

Index

Analysis of Loan Loss Experience

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses as of the consolidated balance sheet reporting dates.  The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral.  Changes in the allowance for loan losses during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Beginning balance	$6,912	$3,637

Provision for loan losses	546	131
Charge offs:
Real estate loans	-	-
Commercial business loans	-	-
Consumer loans	(2)	-
Total charge-offs	(2)	-

Recoveries:
Real estate loans	-	-
Commercial business	-	-
Consumer loans	-	-
Total recoveries	-	-
Net recoveries (charge-offs)	(2)	-

Ending Balance	$7,456	$3,768

Allowance to non-accrual loans	47.27%	127.95%
Allowance to total loans outstanding	1.00%	0.64%
Net recovery (charge-offs) to average loans outstanding	0.00%	0.00%

Provision for Loan Losses

Management made provisions of $546,000 and $131,000 for the quarters ended March 31, 2009 and 2008, respectively.  We recorded net charge-offs of $2,000 in the first quarter of 2009. The allowance for loan losses was $7.5 million, or 1.0% of total loans outstanding as of March 31, 2009, as compared to $6.9 million, or 0.97% of total loans outstanding as of December 31, 2008.   The increase in the balance of the allowance for loan losses is due to growth in the overall loan portfolio, increases in non-accrual loans, increased levels of specific reserves on impaired loans, and management’s ongoing analysis of loan loss factors, including further deterioration of the national and local economic environment. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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

Index

The following table summarizes the non-performing assets at March 31, 2009 and December 31, 2008.

	At March 31,	At December 31,
(In thousands)	2009	2008
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$4,021	$3,962
Multi-family	-	-
Commercial real estate	798	883
Home equity lines of credit	-	-
Construction	10,906	9,387
Total real estate loans	15,725	14,232
Commercial business loans	-	-
Consumer loans	49	-
Total non-accrual loans	15,774	14,232

Foreclosed assets	2,449	2,604
Total nonperforming assets	$18,223	$16,836

Non-accrual loans to total loans	2.11%	2.00%
Non-accrual loans to total assets	1.40%	1.34%
Non-performing assets to total assets	1.61%	1.58%

Non-performing assets increased to $18.2 million, or 1.61% of total assets, at March 31, 2009 from $16.8 million at December 31, 2008.  Non-performing assets include foreclosed real estate of $2.4 million, $10.9 million of construction loans, $4.0 million of residential mortgage loans, and $850,000 of other loans. Interest income that would have been recorded for the quarter ended March 31, 2009 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $345,000.  At March 31, 2009, the Company did not have any accruing loans past due 90 days or more.

The Company had impaired loans totaling $15.6 million and $12.5 million as of March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, impaired loans totaling $2.7 million had a valuation allowance of $527,000.  Impaired loans totaling $2.0 million had a valuation allowance of $418,000 at December 31, 2008.  The Company’s average investment in impaired loans was $14.0 million and $3.1 million for the quarters ended March 31, 2009 and 2008, respectively.   Included in the balance of impaired loans at March 31, 2009 are three troubled debt restructure loans totaling $3.9 million.

Index

Deposits

Deposits are a major source of our funds for lending and other investment purposes.  Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

The following table summarizes the period end balance and the composition of deposits:

	At March 31, 2009		At December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$97,429	11.34%	$92,051	11.55%
Money market deposits	204,746	28.83	172,876	21.69
Regular and other deposits	122,921	14.30	117,913	14.80
Certificates of deposit	434,164	50.53	414,012	51.96
Total	$859,260	100.00%	$796,852	100.00%

Borrowings

At March 31, 2009 and December 31, 2008, long-term FHLB advances totaling $57.7 million mature through April 2013, with a weighted average yield of 3.45%.  At March 31, 2009 and December 31, 2008, short-term borrowings consisted of federal funds purchased from the Company’s affiliate bank amounting to $7,546,000 and $7,811,000, respectively, with a weighted average rate of 0.35% and 0.91%, respectively.

Index

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

Average Balance Table

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.

	For The Three Months Ended March 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$726,851	$10,645	5.94%	$567,832	$9,183	6.50%
Securities and certificates of deposit	262,955	2,790	4.30	259,907	2,877	4.45
Federal funds sold	30,361	12	0.16	138,471	1,063	3.09
Total interest-earning assets	1,020,167	13,447	5.35	966,210	13,123	5.46

Noninterest-earning assets	75,208			74,585
Total assets	$1,095,375			$1,040,795

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$36,610	46	0.51%	$37,511	68	0.72%
Money market deposits	183,199	1,027	2.27	140,123	1,153	3.30
Savings and other deposits	122,990	302	1.00	145,970	395	1.09
Certificates of deposit	427,534	3,888	3.69	445,869	5,295	4.78
Total interest-bearing deposits	770,333	5,263	2.77	769,473	6,911	3.61

FHLB advances and other borrowings	67,752	532	3.19	35,913	374	4.19

Total interest-bearing liabilities	838,085	5,795	2.80	805,386	7,285	3.64

Noninterest-bearing demand deposits	58,705			51,801
Other noninterest-bearing liabilities	9,078			24,033
Total liabilities	905,868			881,220

Total stockholders' equity	189,507			159,575
Total liabilities and stockholders' equity	$1,095,375			$1,040,795

Net interest income		$7,652			$5,838
Interest rate spread (2)			2.55%			1.82%
Net interest margin (3)			3.04%			2.43%
Average interest-earning assets to average interest-bearing liabilities		121.73%			119.97%

(1) Loans on non-accrual status are included in average balances.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

Financial Results

We recorded a net loss of $1.1 million, or $.05 per share (basic and diluted), for the quarter ended March 31, 2009, compared to a net loss of $321,000 for the quarter ended March 31, 2008.  Earnings per share information is not applicable for the quarter ended March 31, 2008, as shares were not outstanding for the entire quarter. The 2009 net loss includes pre-tax charges of $2.1 million relating to the retirement of the Company’s CFO and an Executive Vice President and the settlement of an arbitration agreement with a former employee.  The 2008 net loss includes a $3.0 million pre-tax contribution of stock to the Company’s charitable foundation, which was made as part of the Company’s minority stock offering.

Analysis of Net Interest Income

Net interest income for the quarter ended March 31, 2009 was $7.7 million, an increase of $1.8 million, or 31.1%, from the quarter ended March 31, 2008.   The Company experienced a $324,000 increase in total interest and dividend income, mainly as a result of loan growth, and a $1.6 million decrease to interest expense on deposits, due to lower rates paid.  The net interest margin was 2.43% for the quarter ended March 31, 2008, 2.97% for the quarter ended December 31, 2008, and 3.04% for the quarter ended March 31, 2009.

Interest income on federal funds sold decreased $1.1 million, due to lower average balances in 2009. Funds received in the Company’s offering were invested in federal funds sold during the first quarter of 2008. In 2009, management is utilizing money market mutual funds as an alternative investment for excess cash balances.

Growth in the loan portfolio throughout 2008 impacted interest earned, as the average loan balance increased from $567.8 million for the quarter ended March 31, 2008, to $726.9 million for the quarter ended March 31, 2009.  Loan interest income increased $1.5 million, or 15.9%, to $10.6 million, and loan yields of 5.94% and 6.50% were earned during the quarters ended March 31, 2009 and 2008, respectively.

Interest expense on deposits decreased $1.6 million, or 23.8%, from $6.9 million to $5.3 million, as the average cost of deposits decreased from 3.61% to 2.77% for the quarters ended March 31, 2008 and 2009, respectively.  The total average balance of interest bearing deposits was $769.5 million and $770.3 million for the quarters ended March 31, 2008 and 2009, respectively, with a $43.1 million increase to the average balance of money market funds offset by a decrease to the average balance of savings and certificates of deposit of $23.0 million and $18.3 million, respectively.

An increase in the average balance of borrowings, from $35.9 million for the quarter ended March 31, 2008 to $67.8 million for the quarter ended March 31, 2009 impacted interest expense.  The average borrowing rate declined from 4.19% to 3.19%, while borrowing expense increased from $374,000 to $532,000 for the quarters ended March 31, 2008 and 2009, respectively.

Non-interest Income

Non-interest income for the first quarter of 2009 was $1.1 million, compared to $3.2 million, for the first quarter of 2008. The Company recorded an impairment loss of $124,000 on securities determined to be other-than-temporarily impaired during the first quarter of 2009, compared to gains on sales of securities of $2.3 million for the first quarter of 2008.   The Company recorded $183,000 in gains on sale of mortgage loans during the first quarter of 2009, compared to $19,000 in the 2008 comparable quarter, as saleable residential loan origination volume has increased in 2009 due to lower rates.

Non-interest Expenses

Non-interest expenses increased $365,000, or 3.9%, from $9.3 million to $9.7 million for the quarters ended March 31, 2008, and 2009, respectively.  Salaries and benefits expense increased $2.2 million.  In the first quarter of 2009, the Company recorded salary and benefit expense of $2.1 million related to the retirement of its CFO and an Executive Vice President, and to the settlement of an arbitration agreement with a former employee.  The Company also incurred expenses relating to the Company’s Equity Incentive Plan, pursuant to which initial grants were made during the fourth quarter of 2008.  Professional service fees increased $343,000 primarily as a

Index

result of legal expenses related to the settlement of employee benefit and litigation matters. In the first quarter of 2008, the Company made a pre-tax $3.0 million contribution to the Company’s charitable foundation in conjunction with its stock offering.  Other non-interest expense increased by $451,000, primarily as a result of increased FDIC insurance assessment in 2009.

Income Tax

We recorded a tax benefit of $370,000 and $108,000, a 25.0% and 25.2% effective tax rate, for the quarters ended March 31, 2009 and 2008, respectively, due to the net operating loss in both years.  Included in the 2008 net operating loss is the Company’s $3.0 million contribution to the Meridian Charitable Foundation, which contributed to an increase in the Company’s deferred tax asset.  After an analysis of the components of the deferred tax asset, the Company recorded an increase of $75,000 to the valuation allowance against the deferred tax asset during the first quarter of 2009.  As of March 31, 2009, the total valuation allowance against the deferred tax asset is $575,000.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $29.8 million.  In addition, at March 31, 2009, we had $108.1 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On March 31, 2009, we had $57.7 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2009, we had $153.0 million in total loan commitments outstanding.  Unused portions of existing loans include $77.3 million in unadvanced portions of construction loans, $25.4 million in unused home equity lines of credit, $2.0 million in unused business lines of credit, $728,000 in unused commercial letters of credit, and $779,000 in unadvanced revolving lines of credit. Commitments to fund new loans include $5.9 million in commitments to fund one- to four-family residential real estate loans, $37.6 million in commitments to fund commercial real estate and construction loans, $18.5 million in commitments to originate construction loans, $1.2 million in commitments to originate home equity lines of credit, $2.2 million in commitments to originate residential construction loans and $50,000 in commitments to originate other loans.  Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitment does not necessarily represent future cash requirements.  We also have a seven year contract with our core data processing provider with an outstanding commitment of approximately $5.8 million as of March 31, 2009, and an annual payment of approximately $1.3 million.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2009 totaled $310.7 million, or 72% of certificates of deposit.  If these maturing deposits do not remain with us, we will be required to utilize other sources of funds.  Historically, a significant portion of certificates of deposit that mature have remained at the Company.   We have the ability to attract and retain deposits by adjusting the interest rates offered, and total certificates of deposit have increased in 2009.

Index

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

Capital Management.  Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company completed the repurchase of 414,000 shares of common stock for the 2008 Equity Incentive Plan in the first quarter of 2009.  Also during the quarter, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 517,500 shares of its common stock.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We had no investment in derivative securities at March 31, 2009.

For the three months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position.

When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.  Our interest rate risk assumptions and profile have not changed materially from December 31, 2008.

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

Index

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

Item 1A.  Risk Factors

For information regarding our risk factors, see “Risk Factors,” in our 2008 Annual Report on Form 10-K, filed with the SEC on March 15, 2009, which is available through the SEC’s website at www.sec.gov.   As of March 31, 2009, the risk factors of Meridian Interstate Bancorp have not changed materially from those reported in the annual report.  The risks described in Meridian Interstate Bancorp’s annual report are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	– (b.) Not applicable.

(c.)The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2009	-	-	-	164,000

February 1 – 28, 2009 (1)	164,000	$ 8.95	164,000	-

March 1 – 31, 2009 (2)	-	-	-	517,500
Total	164,000	$ 8.95	164,000	517,500

(1) The Company completed the repurchase of 414,000 shares of common stock for the 2008 Equity Incentive Plan in the first quarter of 2009.

(2) In March 2009, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 517,500 shares of its common stock.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

 None.

Item 5.  Other Information

None.

Index

Item 6.	Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on June 9, 2008
10.8	Form of Separation Agreement with Leonard V. Siuda incorporated by reference to Form 8-K filed on April 7, 2009
10.9	Form of Separation Agreement with Philip F. Freehan incorporated by reference to Form 8-K filed on April 7, 2009
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with certain directors incorporated by reference to the Form 10K-A filed on April 8, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________

*
Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting, as filed with the Securities and Exchange Commission on April 24, 2009.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: May 11, 2009	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2009	/s/ Deborah J. Jackson
Deborah J. Jackson
President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)