Form 10-Q
period 2009-06-30
MERIDIAN INTERSTATE BANCORP INC
filed 2009-08-07
CIK 1411974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009, the registrant had 22,357,549 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$11,090	$10,354
Federal funds sold	24,799	9,911
Total cash and cash equivalents	35,889	20,265

Certificates of deposit - affiliate bank	2,000	7,000
Securities available for sale, at fair value	301,675	252,529
Federal Home Loan Bank stock, at cost	4,394	4,303

Loans held for sale	5,911	-
Loans	769,445	711,016
Less allowance for loan losses	(8,120)	(6,912)
Loans, net	761,325	704,104
Bank-owned life insurance	23,285	22,831
Investment in affiliate bank	10,351	10,376
Premises and equipment, net	23,512	22,710
Accrued interest receivable	6,189	6,036
Foreclosed real estate, net	3,050	2,604
Deferred tax asset, net	6,216	10,057
Other assets	1,395	2,537
Total assets	$1,185,192	$1,065,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$63,241	$55,216
Interest-bearing	850,538	741,636
Total deposits	913,779	796,852

Short-term borrowings - affiliate bank	5,803	7,811
Long-term debt	57,200	57,675
Accrued expenses and other liabilities	15,657	13,174
Total liabilities	992,439	875,512

Stockholders' equity:
Common stock, no par value 50,000,000 shares authorized;
23,000,000 shares issued; 22,357,549 and 22,750,000 shares
outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	100,842	100,684
Retained earnings	105,280	105,426
Treasury stock, 228,451 shares at June 30, 2009	(1,971)	-
Accumulated other comprehensive loss	(255)	(6,205)
Unearned compensation - ESOP - 765,900 and 786,600 shares
at June 30, 2009 and December 31, 2008, respectively	(7,659)	(7,866)
Unearned compensation - restricted shares - 414,000
and 250,000 shares at June 30, 2009 and
December 31, 2008, respectively	(3,484)	(2,199)
Total stockholders' equity	192,753	189,840
Total liabilities and stockholders' equity	$1,185,192	$1,065,352

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$11,046	$9,334	$21,691	$18,517
Interest on debt securities	2,554	2,633	5,009	5,245
Dividends on equity securities	299	434	592	691
Interest on certificates of deposit	14	30	56	38
Interest on federal funds sold	6	478	18	1,541
Total interest and dividend income	13,919	12,909	27,366	26,032

Interest expense:
Interest on deposits	4,938	6,426	10,201	13,337
Interest on short-term borrowings	7	53	42	115
Interest on long-term debt	502	517	999	829
Total interest expense	5,447	6,996	11,242	14,281

Net interest income	8,472	5,913	16,124	11,751
Provision for loan losses	568	2,197	1,114	2,328
Net interest income, after provision
for loan losses	7,904	3,716	15,010	9,423

Non-interest income:
Customer service fees	799	697	1,496	1,355
Loan fees	127	154	277	370
Gain on sales of loans, net	116	8	299	27
Other-than-temporary impairment losses	(249)	-	(373)	-
Gain on sales of securities, net	-	47	-	2,313
Income from bank-owned life insurance	240	230	454	415
Equity income (loss) on investment in affiliate bank	2	(86)	(25)	(254)
Total non-interest income	1,035	1,050	2,128	4,226

Non-interest expenses:
Salaries and employee benefits	4,101	5,762	10,415	9,784
Occupancy and equipment	697	699	1,561	1,479
Data processing	474	406	912	793
Marketing and advertising	313	293	547	539
Professional services	416	623	1,068	967
Contribution to the Meridian
Charitable Foundation	-	-	-	3,000
Deposit insurance	830	188	1,140	210
Foreclosed real estate expense	223	14	478	38
Other general and administrative	630	491	1,240	978
Total non-interest expenses	7,684	8,476	17,361	17,788

Income (loss) before income taxes	1,255	(3,710)	(223)	(4,139)
Provision (benefit) for income taxes	293	(1,494)	(77)	(1,602)
Net income (loss)	$962	$(2,216)	$(146)	$(2,537)

Net income (loss) per share:
Basic	$0.04	$(0.10)	$(0.01)	N/A
Diluted	$0.04	$(0.10)	$(0.01)	N/A
Weighted average shares:
Basic	21,834,988	22,185,914	21,801,781	N/A
Diluted	22,024,179	22,185,914	21,991,924	N/A

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)	Shares of No Par Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Unearned Compensation Restricted Shares	Total
Six Months Ended June 30, 2008
Balance at December 31, 2007	-	$-	$109,177	$-	$6,507	$-	$-	$115,684
Adjustment to initially apply EITF 06-4	-	-	(1,643)	-	-	-	-	(1,643)
Comprehensive loss:
Net loss	-	-	(2,537)	-	-	-	-	(2,537)
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	-	(4,909)	-	-	(4,909)
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	-	9	-	-	9
Total comprehensive loss	-	-	-	-	-	-	-	(7,437)
Adjustment to initially apply FAS 158 for
long-term health care plan	-	-	-	-	(353)	-	-	(353)
Issuance of 12,650,000 shares to the mutual	-	-	-	-	-	-	-	-
holding company	12,650,000
Issuance of 10,050,000 shares in the initial
public offering, net of expenses of $2,867	10,050,000	97,633	-	-	-	-	-	97,633
Issuance and contribution of 300,000 shares
to the Meridian Charitable Foundation	300,000	3,000	-	-	-	-	-	3,000
Purchase of common stock by the ESOP	-	-	-	-	-	(8,280)	-	(8,280)
ESOP shares earned (20,700 shares)	-	(3)	-	-	-	207	-	204
Balance at June 30, 2008	23,000,000	$100,630	$104,997	$-	$1,254	$(8,073)	$-	$198,808
Six Months Ended June 30, 2009
Balance at December 31, 2008	22,750,000	$100,684	$105,426	$-	$(6,205)	$(7,866)	$(2,199)	$189,840
Comprehensive income :
Net loss	-	-	(146)	-	-	-	-	(146)
Change in net unrealized loss on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	-	5,968	-	-	5,968
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	-	(18)	-	-	(18)
Total comprehensive income								5,804
Repurchase of 228,451 shares	(228,451)			(1,971)	-	-	-	(1,971)
ESOP shares earned (20,700 shares)	-	(36)	-	-	-	207	-	171
Purchase of 164,000 shares for restricted share plan	(164,000)	-	-	-	-	-	(1,468)	(1,468)
Share-based compensation expense		194	-	-	-	-	183	377
Balance at June 30, 2009	22,357,549	$100,842	$105,280	$(1,971)	$(255)	$(7,659)	$(3,484)	$192,753

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(146)	$(2,537)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Contribution to the Meridian Charitable Foundation	-	3,000
Earned ESOP shares	171	204
Provision for loan losses	1,114	2,328
Amortization of net deferred loan origination fees	(53)	(146)
Net amortization of securities available for sale	616	544
Depreciation and amortization expense	661	642
Loss (gain) on securities, net	373	(2,313)
Loss and provision for foreclosed real estate	322	5
Deferred income tax benefit	(40)	(1,338)
Loans originated for sale	(24,596)	(7,514)
Principal balance of mortgage loans sold	18,685	7,506
Income from bank-owned life insurance	(454)	(415)
Equity loss on investment in affiliate bank	25	254
Share-based compensation expense	377	-
Net changes in:
Accrued interest receivable	(153)	(410)
Other assets	1,142	3,087
Accrued expenses and other liabilities	2,465	(1,227)
Net cash provided by operating activities	509	1,670

Cash flows from investing activities:
Maturities (purchases) of certificates of deposit	5,000	(7,000)
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	29,878	61,207
Proceeds from redemption of mutual funds	5,257	-
Proceeds from sales	-	9,804
Purchases	(75,421)	(151,701)
Purchase of Federal Home Loan Bank stock	(91)	(1,138)
Loans originated, net of principal payments received	(58,917)	(51,096)
Purchase of bank-owned life insurance	-	(4,000)
Purchases of premises and equipment	(1,463)	(258)
Capitalized cost on foreclosed real estate	(776)	-
Proceeds from sales of foreclosed real estate	643	1,463
Net cash used in investing activities	(95,890)	(142,719)

(continued)

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash flows from financing activities:
Net increase in deposits	116,927	28,375
Proceeds from sale of common stock	-	97,633
Common stock purchased by ESOP	-	(8,280)
Decrease in stock subscriptions	-	(62,518)
Purchase of stock for equity incentive plan	(1,468)	-
Purchase of treasury stock	(1,971)	-
Net change in borrowings with maturities
less than three months	(2,008)	(9,154)
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	-	45,000
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(475)	(9,550)
Net cash provided by financing activities	111,005	81,506

Net change in cash and cash equivalents	15,624	(59,543)

Cash and cash equivalents at beginning of period	20,265	103,093

Cash and cash equivalents at end of period	$35,889	$43,550

Supplemental cash flow information:
Interest paid on deposits	$10,398	$13,472
Interest paid on borrowings	1,048	843
Income taxes paid	190	60
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	635	908

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

The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2009, as subsequently amended, and is available through the SEC’s website at www.sec.gov.

In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, other-than-temporary impairment of securities, foreclosed real estate, and income taxes.

2.    Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised), ‘‘Business Combinations’’, which replaces SFAS No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional

Index

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

All three FASB Staff Positions discussed herein include substantial additional disclosure requirements. The effective date for these new standards is interim and annual reporting periods ending after June 15, 2009.  The adoption of these standards by the Company on June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.  For expanded disclosures relating to these FSP’s, refer to Note 3 “Fair Value Measurements” and to Note 5, “Securities”.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). Under FAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard by the Company on June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

                In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

               FAS 166 is a revision to FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

               FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The adoption of these statements is not expected to have a material impact on the Company’s consolidated financial statements.

Index

               In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

3.     Fair Value Measurement

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with SFAS Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.   In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Securities available for sale - Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available.  If quoted prices are not available, fair values are measured using pricing models.  The Company utilizes a third-party pricing service to obtain fair values for securities.

Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1).  Corporate bonds, obligations of government-sponsored enterprises, including mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades,

Index

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

Loans held for sale – The fair value is determined using market prices currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Index

Assets Measured at Fair Value on a Recurring Basis:

Assets measured at fair value on a recurring basis are summarized as follows.  There were no liabilities measured at fair value on a recurring basis.

	June 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale	$72,842	$228,833	-	$301,675

	December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale	$47,799	$204,730	-	$252,529

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

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.  There were no liabilities measured at fair value on a non-recurring basis.

	June 30, 2009			Six Months Ended June 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$-	$-	$2,505	$304
Foreclosed real esate	-	-	3,050	286
	$-	$-	$5,555	$590

	December 31, 2008			Six Months Ended June 30, 2008 Total Losses
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$-	$-	$1,511	$2,079
Foreclosed real esate	-	-	2,604	-
	$-	$-	$4,115	$2,079

Index

At June 30, 2009 and December 31, 2008, the amount of foreclosed real estate in Level 3 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral, considering discounting factors and adjusted for selling costs.  The loss on foreclosed real estate represents the adjustment in valuation recorded during the time periods indicated, and not for losses incurred on the sale of the property.  At June 30, 2009 and December 31, 2008, the amount of impaired loans in Level 3 represents the carrying value and related allocated reserves on impaired loans for which adjustments are based on the appraised value of the underlying collateral, considering discounting factors and adjusted for selling costs, pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”.  The loss on impaired loans is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

Carrying amounts and fair value of financial assets and liabilities are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$35,889	$35,889	$20,265	$20,265
Certificates of deposit	2,000	2,000	7,000	7,010
Securities available for sale	301,675	301,675	252,529	252,529
Federal Home Loan Bank stock	4,394	4,394	4,303	4,303
Loans held for sale	5,911	5,911	-	-
Loans	761,325	767,330	704,104	705,956
Accrued interest receivable	6,189	6,189	6,036	6,036

Financial liabilities:
Deposits	913,779	918,402	796,852	799,378
Borrowings	63,003	64,271	65,486	66,509
Accrued interest payable	877	877	1,081	1,081

Index

4.    Earnings Per Share

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

For the three and six months ended June 30, 2009 and 2008, potentially dilutive common stock equivalents totaled 189,191 and 190,143 shares, respectively.  The dilutive share effect is a result of issuance of shares of restricted stock.  There were no potentially dilutive common stock equivalents for the quarter ended June 30, 2008.    Earnings per share are not applicable for the six months ended June 30, 2008 as the Company did not issue stock until January 23, 2008.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The following table is the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008

Net income (loss) available to common stockholders	$962	$(2,216)	$(146)		$(2,537)

Basic weighted average shares outstanding	21,834,988	22,185,914	21,801,781		N/A
Effect of dilutive securities	189,191	-	190,143		N/A
Diluted weighted average shares outstanding	$22,024,179	$22,185,914	$21,991,924	$	N/A

Net income (loss) per share:
Basic	$0.04	$(0.10)	$(0.01)	$	N/A
Diluted	$0.04	$(0.10)	$(0.01)	$	N/A

5.	Securities

All securities held by the Company as of June 30, 2009 and December 31, 2008 were classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

As of June 30, 2009, 74.1% of the securities portfolio, or $223.4 million, was invested in corporate bonds.  The carrying and fair value of corporate bonds in the financial services sector was $51.0 million, and $49.7 million, respectively.  The remainder of the corporate bond portfolio includes companies from a variety of industries. The remainder of the portfolio was invested primarily in debt securities issued by government-sponsored enterprises and marketable equity securities.  Included in marketable equity securities are money market mutual funds and equity securities.  The equity securities portfolio includes issuers from various industries, with the largest concentration in consumer product companies, which had a carrying and market value of $7.7 million and $7.3 million, respectively.

Index

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2009

Debt securities:
Government-sponsored enterprises	$18	$-	$(3)	$15
Corporate bonds	223,425	5,959	(3,554)	225,830
Mortgage-backed securities	3,022	2	(36)	2,988
Total debt securities	226,465	5,961	(3,593)	228,833

Marketable equity securities:
Common stocks	28,166	1,310	(3,507)	25,969
Money market mutual funds	46,873	-	-	46,873
Total marketable equity securities	75,039	1,310	(3,507)	72,842
Total securities available
for sale	$301,504	$7,271	$(7,100)	$301,675

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
December 31, 2008

Debt securities:
Government-sponsored enterprises	$1,000	$3	$-	$1,003
Corporate bonds	210,079	1,404	(7,796)	203,687
Mortgage-backed securities	40	3	(3)	40
Total debt securities	211,119	1,410	(7,799)	204,730

Marketable equity securities:
Common stocks	26,142	1,185	(4,473)	22,854
Money market mutual funds	24,945	-	-	24,945
Total marketable equity securities	51,087	1,185	(4,473)	47,799
Total securities available
for sale	$262,206	$2,595	$(12,272)	$252,529

Index

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2009 and December 31, 2008 follows.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Within 1 year	$31,299	$31,085	$48,533	$48,430
Over 1 year to 5 years	192,144	194,760	162,546	156,260
Mortgage-backed securities	3,022	2,988	40	40

	$226,465	$228,833	$211,119	$204,730

The Company had no sales of securities for the six months ended June 30, 2009.  For the six months ended June 30, 2008, proceeds from sales of securities available for sale was $9.8 million.  Gross gains of $2.4 million and gross losses of $41,000 were realized on those sales.

Information pertaining to securities available for sale, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

June 30, 2009
Debt securities:
Government-sponsored enterprises	$3	$15	$-	$-
Corporate bonds	701	14,414	2,853	16,704
Mortgage-backed securities	36	2,988	-	-
Total debt securities	740	17,417	2,853	16,704

Common stock	1,453	9,248	2,054	7,202
Total temporarily impaired
securities	$2,193	$26,665	$4,907	$23,906

Index

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

December 31, 2008
Debt securities:
Corporate bonds	$4,431	$77,145	$3,365	$36,102
Mortgage-backed securities	-	-	3	11
Total debt securities	4,431	77,145	3,368	36,113

Common stock	3,728	14,979	745	2,281
Total temporarily impaired
securities	$8,159	$92,124	$4,113	$38,394

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The Company recorded an impairment loss of $373,000 on equity securities determined to be other-than-temporarily impaired during the six months ended June 30, 2009.

At June 30, 2009, 32 additional marketable equity securities have unrealized losses with an aggregate depreciation of 8.5% from the Company’s cost basis.  Ten equity securities had market value declines of 20% or more.  The most significant market valuation decrease related to any one equity security at June 30, 2009 is $302,000, or 52.7% of the cost basis.  Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

At June 30, 2009, 20 debt securities have unrealized losses with an aggregate depreciation of 1.6% from the Company’s cost basis.  The Company’s most significant unrealized losses on corporate bonds relate to investments in companies within the financial services and media sectors.  The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from the sub-prime mortgage market and (b) recent credit-rating downgrades by several industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment.  While some of the companies’ credit ratings have decreased from A to BBB-, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

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

Of these debt securities, six corporate bonds, from three issuers, had a market decline of greater than 20% of amortized cost, with declines ranging from 23% to 32%.  The aggregate unrealized loss on these bonds at

Index

June 30, 2009 was $2.3 million and is presently considered to be temporary.  Two bonds, from one issuer, had been impaired greater than 20% for approximately ten months.   The issuer is a commercial finance subsidiary of a major insurance company.  The bonds had an amortized cost of $4.0 million and unrealized losses of $912,000 at June 30, 2009.  These bonds have maturity dates of September 2011 and May 2012.

Two bonds, from one issuer, had been impaired greater than 20% for approximately six months.  The amortized cost and aggregate unrealized loss on these bonds at June 30, 2009 was $2.4 million and $572,000, respectively.  These bonds were issued by a national media company impacted by declining advertising revenue.  These bonds mature in June 2011.

Two bonds, from one issuer, had been impaired greater than 20% for approximately five months.  The amortized cost and aggregate unrealized loss on these bonds at June 30, 2009 was $3.0 million and $845,000, respectively.  These bonds were issued by a commercial and lease finance company impacted by the availability and pricing of borrowings to fund operations.  These bonds mature in July 2011 and February 2012.

6.            Subsequent Events

Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were filed with the SEC.  The Company recently announced the signing of a definitive merger agreement to acquire Mt. Washington Cooperative Bank (“Mt. Washington”), which operates seven offices in Suffolk County, Massachusetts.  Mt. Washington’s had assets of $516 million, deposits of $372 million and retained earnings of $32 million.  Mt. Washington’s approximately $373 million in deposits in Suffolk county will increase East Boston Savings Bank’s market share ranking from 9th to 5th in the county, and 2nd in the county amongst institutions headquartered in Massachusetts.  The transaction is subject to regulatory approval.   For more information, refer to the Current Report on Form 8-K filed with the SEC on July 24, 2009.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios.  Additional factors that may affect our results are discussed elsewhere in this quarterly report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 15, 2009, under “Risk Factors,” as subsequently amended, which is available through the SEC’s website at www.sec.gov, and in other filings we make with the SEC.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased by $119.8 million, or 11.2%, to $1.2 billion at June 30, 2009, from December 31, 2008.  Securities available for sale increased by $49.1 million, or 19.5%, as the Company invested excess cash in money market mutual funds and debt securities as an alternative to lower-yielding federal funds sold.

Loan growth continued in the first half of 2009, with total loans increasing by $58.4 million, or 8.2%.  Multi-family real estate loans increased by $17.2 million, or 55.0%, while the commercial real estate and construction loan portfolios increased by $20.1 million, or 7.4%, and $11.0 million, or 12.0%, respectively.  The increase in construction loans included loans totaling $17.6 million that are expected to be completed and transferred to the commercial real estate portfolio by the end of year.

Deposits increased by $116.9 million, or 14.7%, from December 31, 2008, with increases in all deposit types.  In 2009, marketing efforts emphasized the safety provided by the Bank’s full deposit insurance coverage and the range of our products, which provide customers an alternative to larger competitors.  Money market deposits increased by $80.8 million, or 46.7%, to $253.6 million at June 30, 2009.  The Company successfully established an online deposit account-opening website during the second quarter, which contributed to the increase in money market account balances.  Certificates of deposit also increased by $20.1 million, or 4.9%, to $434.1 million.

Stockholders’ equity increased from $189.8 million as of December 31, 2008 to $192.8 million as of June 30, 2009.  A reduction in the level of accumulated other comprehensive loss from $6.2 million to $255,000, due to improved market pricing on the securities portfolio, contributed to the increase.  The Company also repurchased $3.5 million of the Company’s common stock to be held as treasury shares or for the Equity Incentive Plan.

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
Loan detail by category as of June 30, 2009 and December 31, 2008 was as follows:

	At June 30, 2009		At December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One- to four-family	$281,595	36.6%	$274,716	38.6%
Multi-family	48,376	6.3	31,212	4.4
Commercial real estate	289,521	37.6	269,454	37.7
Construction	102,640	13.3	91,652	12.9
Home equity lines
of credit	30,414	4.0	28,253	4.0
Total real estate loans	752,546	97.7	695,287	97.6

Commercial business loans	16,544	2.1	15,355	2.2
Consumer loans	1,339	0.2	1,379	0.2
Total loans	770,429	100.0%	712,021	100.0%
Net deferred loan origination fees	(984)		(1,005)
Allowance for loan losses	(8,120)		(6,912)
Loans, net	$761,325		$704,104

Index

Analysis of Loan Loss Experience

The allowance for loan losses is maintained at levels considered adequate by management to provide for possible loan losses as of the consolidated balance sheet reporting dates.  The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral.  Changes in the allowance for loan losses during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Beginning balance	$7,456	$3,768	$6,912	$3,637

Provision for loan losses	568	2,197	1,114	2,328
Charge offs:
Real estate loans	164	5	166	5
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
Total charge-offs	164	5	166	5

Recoveries:
Real estate loans	260	1	260	1
Commercial business	-	-	-	-
Consumer loans	-	-	-	-
Total recoveries	260	1	260	1
Net recoveries (charge-offs)	96	(4)	94	(4)

Ending balance	$8,120	$5,961	$8,120	$5,961

Allowance to non-accrual loans	47.61%	78.64%	47.61%	78.64%
Allowance to total loans outstanding	1.05%	0.96%	1.05%	0.96%
Net recovery (charge-offs) to average loans outstanding	0.01%	(0.00)%	0.01%	(0.00)%

Provision for Loan Losses

The Company’s loan loss provision was $568,000 and $1.1 million for the three and six months ended June 30, 2009, compared to $2.2 million and $2.3 million for the same periods in 2008.  The decrease was due primarily to lower specific reserves recorded on impaired loans.  The provision expense for the second quarter of 2008 included $1.7 million of specific reserves for two impaired loans.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The allowance for loan losses was $8.1 million, or 1.05% of total loans outstanding as of June 30, 2009, as compared to $6.0 million, or 0.96% of total loans outstanding as of June 30, 2008.   The increase in the balance of the allowance for loan losses is due to growth in the overall loan portfolio, increases in non-accrual loans, increased levels of specific reserves on impaired loans, and management’s ongoing analysis of loan loss factors, including

Index

further deterioration of the national and local economic environment. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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

The following table summarizes the non-performing assets at June 30, 2009 and December 31, 2008.

	At June 30,	At December 31,
(In thousands)	2009	2008
Loans accounted for on a non-accrual basis:
Real estate loans:
One- to four-family	$4,224	$3,962
Multi-family	820	-
Commercial real estate	300	883
Home equity lines of credit	-	-
Construction	11,663	9,387
Total real estate loans	17,007	14,232
Commercial business loans	47	-
Consumer loans	2	-
Total non-accrual loans	17,056	14,232

Foreclosed assets	3,050	2,604
Total non-performing assets	$20,106	$16,836

Non-accrual loans to total loans	2.21%	2.00%
Non-accrual loans to total assets	1.44%	1.34%
Non-performing assets to total assets	1.70%	1.58%

Non-performing assets increased to $20.1 million, or 1.70% of total assets, at June 30, 2009 from $16.8 million at December 31, 2008.  Non-performing assets include foreclosed real estate of $3.0 million, $11.7 million of construction loans, $4.2 million of residential mortgage loans, and $1.2 million of other loans.  Interest income that would have been recorded for the quarter ended June 30, 2009 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $655,000.  At June 30, 2009, the Company did not have any accruing loans past due 90 days or more.

The Company had impaired loans totaling $17.3 million and $12.5 million as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, impaired loans totaling $3.2 million had a valuation allowance of $722,000.  Impaired loans totaling $1.9 million had a valuation allowance of $418,000 at December 31, 2008.  The Company’s average investment in impaired loans was $16.4 million and $7.7 million for the six months ended June 30, 2009 and 2008, respectively.   Included in the balance of impaired loans at June 30, 2009 are three loans totaling $3.6 million that are considered troubled debt restructurings.

Index

Deposits

Deposits are a major source of our funds for lending and other investment purposes.  Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

The following table summarizes the period end balance and the composition of deposits:

	At June 30, 2009		At December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$101,545	11.11%	$92,051	11.55%
Money market deposits	253,647	27.76	172,876	21.69
Regular and other deposits	124,473	13.62	117,913	14.80
Certificates of deposit	434,114	47.51	414,012	51.96
Total	$913,779	100.00%	$796,852	100.00%

Borrowings

At June 30, 2009 and December 31, 2008, long-term FHLB advances totaling $57.2 million and $57.7 million, respectively mature through April 2013, with a weighted average yield of 3.44% and 3.45%.  At June 30, 2009 and December 31, 2008, short-term borrowings consisted of federal funds purchased from the Company’s affiliate bank amounting to $5,803,000 and $7,811,000, respectively, with a weighted average rate of 0.35% and 0.91%, respectively.

Index

Results of Operations for the Three and Six Months Ended June 30, 2009 and June 30, 2008

Average Balance Table

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.

	For The Three Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$757,131	$11,046	5.85%	$604,227	$9,334	6.21%
Securities and certificates of deposit	290,433	2,867	3.96	310,094	3,097	4.02
Federal funds sold	22,125	6	0.11	96,801	478	1.99
Total interest-earning assets	1,069,689	13,919	5.22	1,011,122	12,909	5.13

Noninterest-earning assets	82,769			76,288
Total assets	$1,152,458			$1,087,410

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$37,913	37	0.39	$39,530	79	0.80
Money market deposits	226,777	1,074	1.90	143,566	885	2.48
Savings and other deposits	128,148	293	0.92	123,801	351	1.14
Certificates of deposit	432,899	3,534	3.27	448,618	5,111	4.58
Total interest-bearing deposits	825,737	4,938	2.40	755,515	6,426	3.42
FHLB advances and other borrowings	64,212	509	3.18	64,070	570	3.58
Total interest-bearing liabilities	889,949	5,447	2.45	819,585	6,996	3.43
Noninterest-bearing demand deposits	61,772			55,299
Other noninterest-bearing liabilities	10,853			9,647
Total liabilities	962,574			884,531
Total stockholders' equity	189,884			202,879
Total liabilities and stockholders' equity	$1,152,458			$1,087,410

Net interest income		$8,472			$5,913
Interest rate spread (2)			2.77%			1.70%
Net interest margin (3)			3.18%			2.35%
Average interest-earning assets to average interest-bearing liabilities		120.20%			123.37%

(1) Loans on non-accrual status are included in average balances.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

	For The Six Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$742,085	$21,691	5.89%	$585,481	$18,517	6.36%
Securities and certificates of deposit	272,016	5,657	4.19	285,088	5,974	4.21
Federal funds sold	26,220	18	0.14	117,636	1,541	2.63
Total interest-earning assets	1,040,321	27,366	5.30	988,205	26,032	5.30

Noninterest-earning assets	83,764			75,438
Total assets	$1,124,085			$1,063,643

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$37,265	83	0.45	$37,225	147	0.79
Money market deposits	205,108	2,101	2.07	141,844	2,038	2.89
Savings and other deposits	125,584	595	0.96	132,122	746	1.14
Certificates of deposit	430,232	7,422	3.48	447,243	10,406	4.68
Total interest-bearing deposits	798,189	10,201	2.58	758,434	13,337	3.54
FHLB advances and other borrowings	65,973	1,041	3.18	49,992	944	3.80
Total interest-bearing liabilities	864,162	11,242	2.62	808,426	14,281	3.55
Noninterest-bearing demand deposits	60,247			53,550
Other noninterest-bearing liabilities	9,979			9,215
Total liabilities	934,388			871,191
Total stockholders' equity	189,697			192,452
Total liabilities and stockholders' equity	$1,124,085			$1,063,643

Net interest income		$16,124			$11,751
Interest rate spread (2)			2.68%			1.75%
Net interest margin (3)			3.13%			2.39%
Average interest-earning assets to average interest-bearing liabilities		120.38%			122.24%

(1) Loans on non-accrual status are included in average balances.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

Financial Results

The Company recorded net income of $962,000 or $.04 per share (basic and diluted), for the quarter ended June 30, 2009, compared to a net loss of $2.2 million, or $.10 per share (basic and diluted) for the quarter ended June 30, 2008.  The Company recorded net losses of $146,000 or $.01 per share (basic and diluted), and $2.5 million for the six months ended June 30, 2009 and 2008, respectively. The six-month 2008 net loss includes a $3.0 million pre-tax contribution of stock to the Company’s charitable foundation, which was made as part of the Company’s minority stock offering.  Earnings per share information is not applicable for the six months ended June 30, 2008, as shares were not outstanding for the entire period.

Net interest income after provision for loan losses for the quarter ended June 30, 2009 was $7.9 million, an increase of $4.2 million, or 112.7%, from $3.7 million for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, net interest income after provision for loan losses was $15.0 million, an increase of $5.6 million, or 59.3% over the comparable 2008 period.

Analysis of Net Interest Income

Net interest income for the quarter ended June 30, 2009 was $8.5 million, an increase of $2.6 million, or 43.3%, from the quarter ended June 30, 2008.   The Company experienced a $1.0 million increase in total interest and dividend income, mainly as a result of loan growth, and a $1.5 million decrease in interest expense on deposits, due to lower rates paid.  The net interest margin was 2.35% for the quarter ended June 30, 2008, 2.97% for the quarter ended December 31, 2008, and 3.18% for the quarter ended June 30, 2009.

Interest income on federal funds sold decreased $472,000, due to lower average balances in 2009. Funds received in the Company’s offering were invested in federal funds sold during the first quarter of 2008. In 2009, management has continued to deploy funds into loans and is utilizing money market mutual funds as an alternative to federal funds sold due to the higher rates received.

Interest and fees on loans increased from $9.3 million to $11.0 million, or 18.3%, as a result of higher average loan balances, which increased from $604.2 million to $757.1 million for the quarters ended June 30, 2008 and 2009, respectively.

Interest expense on deposits decreased by $1.5 million, or 23.2%, from $6.4 million to $4.9 million, as the average cost of deposits decreased from 3.42% to 2.40% for the quarters ended June 30, 2008 and 2009, respectively.  The total average balance of interest bearing deposits was $755.5 million and $825.7 million for the quarters ended June 30, 2008 and 2009, respectively, primarily due to an increase to the average balance of money market funds.

For the six months ended June 30, 2009, net interest income increased by $4.4 million, or 37.2%, to $16.1 million.  Interest income on loans increased by $3.2 million, or 17.1%, while interest earned on federal funds sold decreased by $1.5 million, as the Company continues to utilize funds received from its 2008 public offering and from deposit inflows to invest in new loan originations. The average balance of other interest earning assets, which includes federal funds sold, decreased by $91.4 million, or 77.7% for the six months ended June 30, 2009, while average loan balances increased by $156.6 million, or 26.7%.

The Company incurred lower interest expense on deposits, which decreased by $3.1 million, or 23.5%, from $13.3 million to $10.2 million for the six months ended June 30, 2008 and 2009, respectively, due to lower rates paid on all deposit types.  Interest expense on borrowings increased from $944,000 to $1.0 million for the six months ended June 30, 2008 and 2009, respectively.  An increase in the average balance of borrowings, from $50.0 million to $66.0 million for the six months ended June 30, 2008 and 2009, respectively, was offset by a decrease to the average borrowing rate from 3.80% to 3.18%.

Index

Non-interest Income

Non-interest income was $1.0 million for the quarters ended June 30, 2009 and 2008.   Customer service fees increased by $102,000, or 14.6%, due to increased levels of checking account fee income.  The Company recorded $116,000 in gains on sale of mortgage loans during the second quarter of 2009, compared to $8,000 in the 2008 comparable quarter, as income from saleable residential loan origination volume has increased in 2009 due to lower rates.  The Company recorded income from its affiliate investment of $2,000, compared to a net loss of $86,000 in prior year.

Non-interest income for the six months ended June 30, 2009 was $2.1 million, compared to $4.2 million for the six months ended June 30, 2008.  The Company recorded a loss on securities determined to be other than temporarily impaired of $373,000 in 2009, compared to a net gain on sale of securities of $2.3 million in 2008.  The Company continues to sell fixed rate residential loan originations, with an increase in the net gain on sale of loans of $272,000, from $27,000 to $299,000 for the six months ended June 30, 2008 and 2009, respectively.  Loan fees decreased by $93,000, or 25.1%, due mainly to a reduction in the amount of reverse mortgage fees earned.

Non-interest Expenses

Non-interest expenses decreased $792,000, or 9.3%, from $8.5 million to $7.7 million for the quarters ended June 30, 2008, and 2009, respectively.  Salaries and benefits expense decreased $1.7 million, or 28.8% for the quarter ended June 30, 2009.  In the second quarter of 2008, the Company recorded a $1.5 million pre-tax charge related to the retirement of the Bank’s former President.  Professional service fees decreased $207,000, or 33.2% primarily as a result of reduced expenses related to the settlement of employee benefit matters. Deposit insurance expense increased by $642,000, to $830,000 for the three months ended June 30, 2009 compared to the comparable 2008 period, due to deposit growth and a special assessment levied on all FDIC insured institutions.

Non-interest expense was $17.4 million and $17.8 million for the six months ended June 30, 2009 and 2008, respectively.  Salary and employee benefit expenses increased $631,000, or 6.4%, to $10.4 million, for the six months ended June 30, 2009, as a result of expenses relating to the Company’s equity incentive plan and benefit expenses incurred for retiring executives. In the first quarter of 2008, the Company made a pre-tax $3.0 million contribution to the Company’s charitable foundation in conjunction with its stock offering. Foreclosed real estate expense increased to $478,000 from $38,000, due to higher levels of foreclosed real estate holdings during 2009.  For the six months ended June 30, 2009, other general and administrative expenses increased by $262,000 to $1.2 million compared to the comparable 2008 period, due to the settlement of a legal matter and expenses incurred for the Company’s announced merger agreement with Mt. Washington Bank.  Refer to the Company’s Form 8-K filed with the SEC on July 24, 2009 for additional information regarding the merger agreement.

Income Tax

We recorded a tax expense of $293,000, or a 23.3% effective tax rate, for the quarter ended June 30, 2009, compared to a tax benefit of $1.5 million, or a 40.3% effective tax rate, for the comparable 2008 period.  The Company recorded a tax benefit of $77,000, or a 34.5% effective tax rate,  for the six months ended June 30, 2009 compared to a tax benefit of $1.6 million, or a 38.7% effective tax rate,  for the same 2008 period.   Items affecting the change in the effective tax rate include net gains and losses on the sale of securities, provision for loan losses, and the retirement of two executives, which resulted in changes to projected taxable income.

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

Index

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $35.9 million.  In addition, at June 30, 2009, we had $110.2 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On June 30, 2009, we had $57.2 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2009, we had $155.7 million in total loan commitments outstanding.  Unused portions of existing loans include $76.7 million in unadvanced portions of construction loans, $25.6 million in unused home equity lines of credit, $2.3 million in unused business lines of credit, $738,000 in unused commercial letters of credit, and $894,000 in unadvanced revolving lines of credit. Commitments to fund new loans include $8.0 million in commitments to fund one- to four-family residential real estate loans, $19.2 million in commitments to fund commercial real estate loans, $8.8 million in commitments to originate construction loans, $2.0 million in commitments to originate home equity lines of credit, $10.3 million in commitments to originate residential construction loans, and $645,000 in commitments to originate other loans.    Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitment does not necessarily represent future cash requirements.  The Bank provides participating checking accounts with overdraft account protection covering $7.6 million of balances as of June 30, 2009.  We also have a seven-year contract with our core data processing provider that has a remaining term of 54 months.  The annual payment for this contract is approximately $1.3 million, with an outstanding commitment of approximately $5.9 million as of June 30, 2009.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2009 totaled $268.9 million, or 62% of certificates of deposit.  If these maturing deposits do not remain with us, we will be required to utilize other sources of funds.  Historically, a significant portion of certificates of deposit that mature have remained at the Company.   We have the ability to attract and retain deposits by adjusting the interest rates offered, and total certificates of deposit have increased in 2009.

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

Capital Management. Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Company, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded their respective regulatory capital requirements. East Boston Savings Bank is considered “well capitalized” under regulatory guidelines.

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

Index

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

The Company completed the repurchase of 414,000 shares of common stock for the 2008 Equity Incentive Plan in the first quarter of 2009 at an average price of $8.95 per share.  In 2009, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 517,500 shares of its common stock.  Pursuant to this approval, during the quarter ended June 30, 2009, the Company repurchased 228,451 shares at an average price of $8.63 per share.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We had no investment in derivative securities at June 30, 2009.

For the six months ended June 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

Item 1A.  Risk Factors

For information regarding our risk factors, see “Risk Factors,” in our 2008 Annual Report on Form 10-K, filed with the SEC on March 15, 2009, as amended, which is available through the SEC’s website at www.sec.gov.   As of June 30, 2009, the risk factors of Meridian Interstate Bancorp have not changed materially from those reported in the annual report.  The risks described in Meridian Interstate Bancorp’s annual report are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	– (b.) Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2009 (1)	-	-	-	517,500

May 1 – 31, 2009	216,701	$ 8.63	216,701	300,799

June 1 – 30, 2009	11,750	$ 8.52	11,750	289,049
Total	228,451	$ 8.63	228,451	289,049

(1) In March 2009, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 517,500 shares of its common stock.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on May 20, 2009.

(b)	The following individuals were re-elected as directors for a three-year term at the annual meeting: Marilyn A. Censullo, Richard J. Gavegnano, Edward L. Lynch and Gregory F. Natalucci.

(c)
The following matters were voted upon and approved by the Company’s shareholders at the 2009 Annual Meeting of Shareholders held on May 20, 2009: (i) election of four directors to serve for three-year terms (Proposal 1) and (ii) ratification of the appointment of Wolf & Company, P.C. as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009. (Proposal 2).

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1
Marilyn A. Censullo received 21,095,221 votes for election and 751,051 votes were withheld; Richard J. Gavegnano received 21,381,339 votes for election and 464,933 votes were withheld; Edward L. Lynch received 21,380,439 votes for election and 465,833 votes were withheld; Gregory F. Natalucci received 21,380,328 votes for election and 465,944 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Index

Proposal 2
Shareholders cast 21,724,716 votes for, 116,306 votes against and there were 5,250 abstentions.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on June 9, 2008
10.8	Form of Separation Agreement with Leonard V. Siuda incorporated by reference to Form 8-K filed on April 7, 2009
10.9	Form of Separation Agreement with Philip F. Freehan incorporated by reference to Form 8-K filed on April 7, 2009
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with certain directors incorporated by reference to the Form 10K-A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009.
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: August 7, 2009	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2009	/s/ Gregory Derderian
Gregory Derderian
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)