Form 10-Q
period 2009-09-30
MERIDIAN INTERSTATE BANCORP INC
filed 2009-11-13
CIK 1411974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
(Check one): Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-accelerated Filer  ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At October 31, 2009, the registrant had 22,257,768 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$10,761	$10,354
Federal funds sold	16,654	9,911
Total cash and cash equivalents	27,415	20,265

Certificates of deposit - affiliate bank	3,000	7,000
Securities available for sale, at fair value	319,787	252,529
Federal Home Loan Bank stock, at cost	4,454	4,303

Loans held for sale	699	-
Loans	785,742	711,016
Less allowance for loan losses	(8,711)	(6,912)
Loans, net	777,031	704,104

Bank-owned life insurance	23,501	22,831
Investment in affiliate bank	10,468	10,376
Premises and equipment, net	23,381	22,710
Accrued interest receivable	5,523	6,036
Foreclosed real estate, net	2,658	2,604
Deferred tax asset, net	2,793	10,057
Other assets	1,597	2,537
Total assets	$1,202,307	$1,065,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$61,408	$55,216
Interest-bearing	860,605	741,636
Total deposits	922,013	796,852

Short-term borrowings - affiliate bank	5,795	7,811
Long-term debt	57,200	57,675
Accrued expenses and other liabilities	18,167	13,174
Total liabilities	1,003,175	875,512

Stockholders' equity:
Common stock, no par value 50,000,000 shares authorized; 23,000,000 shares issued; 22,257,768 and 22,750,000 shares outstanding at
September 30, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	100,919	100,684
Retained earnings	107,168	105,426
Treasury stock, 328,232 shares at September 30, 2009	(2,902)	-
Accumulated other comprehensive income (loss)	4,910	(6,205)
Unearned compensation - ESOP, 755,550 and 786,600 shares at September 30, 2009 and December 31, 2008, respectively	(7,555)	(7,866)
Unearned compensation - restricted shares, 414,000 and 250,000 shares at September 30, 2009 and December 31, 2008, respectively	(3,408)	(2,199)
Total stockholders' equity	199,132	189,840
Total liabilities and stockholders' equity	$1,202,307	$1,065,352

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$11,480	$9,938	$33,171	$28,455
Interest on debt securities	2,673	2,674	7,682	7,919
Dividends on equity securities	252	573	844	1,264
Interest on certificates of deposit	16	60	72	98
Interest on federal funds sold	5	99	23	1,640
Total interest and dividend income	14,426	13,344	41,792	39,376

Interest expense:
Interest on deposits	4,404	6,045	14,605	19,382
Interest on short-term borrowings	5	-	47	115
Interest on long-term debt	502	534	1,501	1,363
Total interest expense	4,911	6,579	16,153	20,860

Net interest income	9,515	6,765	25,639	18,516
Provision for loan losses	694	403	1,808	2,731
Net interest income, after provision for loan losses	8,821	6,362	23,831	15,785

Non-interest income:
Customer service fees	826	718	2,322	2,073
Loan fees	160	181	437	551
Gain (loss) on sales of loans, net	125	(10)	424	17
Other-than-temporary impairment losses on securities	(56)	-	(429)	-
Gain (loss) on sales of securities, net	(290)	2,779	(290)	5,092
Income from bank-owned life insurance	216	209	670	624
Equity income (loss) on investment in affiliate bank	117	(69)	92	(323)
Total non-interest income	1,098	3,808	3,226	8,034

Non-interest expenses:
Salaries and employee benefits	4,084	4,009	14,499	13,793
Occupancy and equipment	754	719	2,315	2,198
Data processing	406	450	1,318	1,243
Marketing and advertising	387	293	934	832
Professional services	467	595	1,535	1,562
Contribution to the Meridian Charitable Foundation	-	-	-	3,000
Foreclosed real estate expense	15	31	493	74
Deposit insurance	373	172	1,513	382
Other general and administrative	681	530	1,921	1,503
Total non-interest expenses	7,167	6,799	24,528	24,587

Income (loss) before income taxes	2,752	3,371	2,529	(768)

Provision (benefit) for income taxes	864	1,228	787	(374)

Net income (loss)	$1,888	$2,143	$1,742	$(394)

Earnings per common share:
Basic	$0.09	$0.10	$0.08	N/A
Diluted	$0.09	$0.10	$0.08	N/A
Weighted average common shares outstanding:
Basic	21,542,287	22,196,225	21,704,968	N/A
Diluted	21,713,948	22,196,225	21,889,813	N/A

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)	Shares of No Par Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Unearned Compensation Restricted Shares	Total
Nine Months Ended September 30, 2008
Balance at December 31, 2007	-	$-	$109,177	$-	$6,507	$-	$-	$115,684
Adjustment to initially apply EITF 06-4	-	-	(1,642)	-	-	-	-	(1,642)
Comprehensive loss:
Net loss	-	-	(394)	-	-	-	-	(394)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	(10,914)	-	-	(10,914)
Change in prior service costs and actuarial losses, net of tax effects	-	-	-	-	15	-	-	15
Total comprehensive loss								(11,293)
Adjustment to initially apply FAS 158 for
long-term health care plan	-	-	-	-	(353)	-	-	(353)
Issuance of 12,650,000 shares to the mutual holding company	12,650,000	-	-	-	-	-	-	-
Issuance of 10,050,000 shares in the initial public offering, net of expenses of $2,867	10,050,000	97,633	-	-	-	-	-	97,633
Issuance and contribution of 300,000 shares
to the Meridian Charitable Foundation	300,000	3,000	-	-	-	-	-	3,000
Purchase of common stock by the ESOP	-	-	-	-	-	(8,280)	-	(8,280)
ESOP shares earned (31,050 shares)	-	(5)	-	-	-	310	-	305
Balance at September 30, 2008	23,000,000	$100,628	$107,141	$-	$(4,745)	$(7,970)	$-	$195,054
Nine Months Ended September 30, 2009
Balance at December 31, 2008	22,750,000	$100,684	$105,426	$-	$(6,205)	$(7,866)	$(2,199)	$189,840
Comprehensive income :
Net income	-	-	1,742	-	-	-	-	1,742
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	-	-	-	-	11,133	-	-	11,133
Change in prior service costs and actuarial losses, net of tax effects	-	-	-	-	(18)	-	-	(18)
Total comprehensive income								12,857
Repurchase of 328,232 shares (treasury stock)	(328,232)	-	-	(2,902)	-	-	-	(2,902)
ESOP shares earned (31,050 shares)	-	(47)	-	-	-	311	-	264
Purchase of 164,000 shares for restricted share plan	(164,000)	-	-	-	-	-	(1,468)	(1,468)
Share-based compensation expense	-	282	-	-	-	-	259	541
Balance at September 30, 2009	22,257,768	$100,919	$107,168	$(2,902)	$4,910	$(7,555)	$(3,408)	$199,132

See accompanying notes to unaudited consolidated financial statements.

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,742	$(394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contribution to the Meridian Charitable Foundation	-	3,000
Earned ESOP shares	264	305
Provision for loan losses	1,808	2,731
Amortization of net deferred loan origination fees	(49)	(242)
Net amortization of securities available for sale	925	828
Depreciation and amortization expense	972	950
Loss (gain) on sales of securities, net	290	(5,092)
Other-than-temporary impairment losses on securities	429	-
Loss and provision for foreclosed real estate	369	5
Deferred income tax benefit	(84)	(1,522)
Loans originated for sale	(62,049)	(8,041)
Principal balance of mortgage loans sold	61,350	8,041
Income from bank-owned life insurance	(670)	(624)
Equity (income) loss on investment in affiliate bank	(92)	323
Share-based compensation expense	541	-
Net changes in:
Accrued interest receivable	513	137
Other assets	940	2,808
Accrued expenses and other liabilities	4,975	1,438
Net cash provided by operating activities	12,174	4,651

Cash flows from investing activities:
Maturities (purchases) of certificates of deposit	4,000	(7,000)
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	39,744	90,363
Proceeds from redemption of mutual funds	12,116	25,000
Proceeds from sales	392	16,947
Purchases	(102,673)	(168,579)
Purchase of Federal Home Loan Bank stock	(151)	(1,138)
Loans originated, net of principal payments received	(75,526)	(99,228)
Purchase of bank-owned life insurance	-	(4,000)
Purchases of premises and equipment	(1,643)	(709)
Capitalized cost on foreclosed real estate	(1,132)	-
Proceeds from sales of foreclosed real estate	1,549	1,463
Net cash used in investing activities	(123,324)	(146,881)

(continued)

Index

MERIDIAN INTERSTATE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended Septmeber 30,
(In thousands)	2009	2008
Cash flows from financing activities:
Net increase in deposits	125,161	30,638
Proceeds from sale of common stock	-	97,633
Common stock purchased by ESOP	-	(8,280)
Decrease in stock subscriptions	-	(62,518)
Purchase of stock for equity incentive plan	(1,468)	-
Purchase of treasury stock	(2,902)	-
Net change in borrowings with maturities less than three months	(2,016)	(9,154)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	-	45,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(475)	(14,698)
Net cash provided by financing activities	118,300	78,621

Net change in cash and cash equivalents	7,150	(63,609)

Cash and cash equivalents at beginning of period	20,265	103,093

Cash and cash equivalents at end of period	$27,415	$39,484

Supplemental cash flow information:
Interest paid on deposits	$14,936	19,583
Interest paid on borrowings	1,555	1,427
Income taxes paid	1,315	180
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	840	2,953

See accompanying notes to unaudited consolidated financial statements.

Index

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Meridian Interstate Bancorp, Inc.  (the “Company” or “Meridian Interstate”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (the “Bank”) to be its holding company.  Meridian Interstate owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities.  In addition, Meridian Interstate owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  Meridian Financial Services, Inc. (“Meridian Financial Services”) is the mutual holding company for Meridian Interstate and holds 12,650,000 shares or 57% of Meridian Interstate’s outstanding common stock.

The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2009, as subsequently amended, and is available through the SEC’s website at www.sec.gov.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).  In conjunction with the issuance of this standard, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”).    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s consolidated financial statements but changed the referencing system for accounting standards.

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a

Index

separate adjustment related to the restriction is not required when estimating fair value.  The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Issued October 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Fair Value Hierarchy

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

In accordance with GAAP, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Index

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

Index

Assets Measured at Fair Value on a Recurring Basis:

Assets measured at fair value on a recurring basis are summarized as follows.  There were no liabilities measured at fair value on a recurring basis.
	September 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale	$71,869	$247,918	-	$319,787

	December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale	$47,799	$204,730	-	$252,529

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

	September 30, 2009			Nine Months Ended September 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$-	$-	$5,850	$894
Foreclosed real estate	-	-	2,658	286
	$-	$-	$8,508	$1,180

	December 31, 2008			Nine Months Ended September 30, 2008 Total Losses
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$-	$-	$1,511	$2,284
Foreclosed real estate	-	-	2,604	-
	$-	$-	$4,115	$2,284

Index

At September 30, 2009 and December 31, 2008, the amount of foreclosed real estate in Level 3 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral, considering discounting factors and adjusted for selling costs.  The loss on foreclosed real estate represents the adjustment in valuation recorded during the time periods indicated, and not for losses incurred on the sale of the property.  At September 30, 2009 and December 31, 2008, the amount of impaired loans in Level 3 represents the carrying value and related allocated reserves on impaired loans for which adjustments are based on the appraised value of the underlying collateral, considering discounting factors and adjusted for selling costs.  The loss on impaired loans is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

Carrying amounts and fair value of financial assets and liabilities are as follows:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,415	$27,415	$20,265	$20,265
Certificates of deposit	3,000	3,006	7,000	7,010
Securities available for sale	319,787	319,787	252,529	252,529
Federal Home Loan Bank stock	4,454	4,454	4,303	4,303
Loans held for sale	699	717	-	-
Loans	777,031	776,296	704,104	705,956
Accrued interest receivable	5,523	5,523	6,036	6,036

Financial liabilities:
Deposits	922,013	927,136	796,852	799,378
Borrowings	62,995	64,721	65,486	66,509
Accrued interest payable	579	579	1,081	1,081

Index

4.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents such as stock options and unvested restricted shares were issued during the period.

For the three and nine months ended September 30, 2009, potentially dilutive common stock equivalents totaled 171,661 and 184,845 shares, respectively.  The dilutive share effect is a result of issuance of shares of restricted stock and stock options.  There were no potentially dilutive common stock equivalents for the quarter ended September 30, 2008.    Earnings per share are not applicable for the nine months ended September 30, 2008 as the Company did not issue stock until January 23, 2008.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The following table is the reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008

Net income (loss) available to common stockholders	$1,888	$2,143	$1,742		$(394)

Basic weighted average shares outstanding	21,542,287	22,196,225	21,704,968		N/A

Effect of dilutive securities	171,661	-	184,845		N/A

Diluted weighted average shares outstanding	21,713,948	22,196,225	21,889,813		N/A

Earnings per share:

Basic	$0.09	$0.10	$0.08	$	N/A
Diluted	$0.09	$0.10	$0.08	$	N/A

5.	Securities

All securities held by the Company as of September 30, 2009 and December 31, 2008 were classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

As of September 30, 2009, 72.3% of the securities portfolio, or $224.98 million, was invested in corporate bonds.  The carrying and fair value of corporate bonds in the financial services sector was $57.3 million, and $56.8 million, respectively.  The remainder of the corporate bond portfolio includes companies from a variety of industries. The portfolio also includes debt securities issued by government-sponsored enterprises, mortgage backed securities and marketable equity securities.  Included in marketable equity securities are money market mutual funds and equity securities.  The equity securities portfolio includes issuers from various industries, with the largest concentration in consumer product companies, which had a carrying and market value of $7.8 million and $8.4 million, respectively.

Index

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009

Debt securities:
Government-sponsored enterprises	$15	$-	$(4)	$11
Corporate bonds	224,979	9,008	(2,068)	231,919
Residential mortgage-backed securities	15,916	72	-	15,988
Total debt securities	240,910	9,080	(2,072)	247,918

Marketable equity securities:
Common stocks	28,565	3,029	(1,234)	30,360
Money market mutual funds	41,509	-	-	41,509
Total marketable equity securities	70,074	3,029	(1,234)	71,869
Total securities available for sale	$310,984	$12,109	$(3,306)	$319,787

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008

Debt securities:
Government-sponsored enterprises	$1,000	$3	$-	$1,003
Corporate bonds	210,079	1,404	(7,796)	203,687
Residential mortgage-backed securities	40	3	(3)	40
Total debt securities	211,119	1,410	(7,799)	204,730

Marketable equity securities:
Common stocks	26,142	1,185	(4,473)	22,854
Money market mutual funds	24,945	-	-	24,945
Total marketable equity securities	51,087	1,185	(4,473)	47,799
Total securities available for sale	$262,206	$2,595	$(12,272)	$252,529

Index

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2009 and December 31, 2008 follows.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

1 year or less	$28,717	$28,946	$48,533	$48,430
Over 1 year to 5 years	196,264	202,974	162,546	156,260
Over 5 years to ten years	13	10	15	13
Over 10 years	15,916	15,988	25	27

	$240,910	$247,918	$211,119	$204,730

Information pertaining to securities available for sale, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or More
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

September 30, 2009
Debt securities:
Government-sponsored enterprises	$-	$-	$4	$10
Corporate bonds	1,924	18,519	144	9,028
Total debt securities	1,924	18,519	148	9,038

Common stock	181	3,753	1,053	10,245
Total temporarily impaired securities	$2,105	$22,272	$1,201	$19,283

	Less Than Twelve Months		Twelve Months or More
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2008
Debt securities:
Corporate bonds	$4,431	$77,145	$3,365	$36,102
Residential mortgage-backed securities	-	-	3	11
Total debt securities	4,431	77,145	3,368	36,113

Common stock	3,728	14,979	745	2,281
Total temporarily impaired securities	$8,159	$92,124	$4,113	$38,394

Index

For the nine months ended September 30, 2009 and 2008, proceeds from sales of securities available for sale were $392,000 and $16.9 million, respectively.  In 2009, gross losses of $290,000 were realized on those sales, and in 2008, and gross gains of $5.1 million and gross losses of $41,000 were realized.

The Company also recorded a write-down to fair value of $429,000 on equity securities determined to be other-than-temporarily impaired during the nine months ended September 30, 2009. Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2009, 24 marketable equity securities have unrealized losses with an aggregate depreciation of 8.1% from the Company’s cost basis.  No equity securities had market value declines of 20% or more.  The most significant market valuation decrease related to any one equity security at September 30, 2009 is $125,000, or 19.0% of the cost basis.  Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

At September 30, 2009, 17 debt securities have unrealized losses with an aggregate depreciation of 7.0% from the Company’s cost basis.  The Company’s most significant unrealized losses on corporate bonds relate to investments in companies within the financial services sector, including two corporate bonds, from one issuer, which had a market decline of greater than 20% of amortized cost, for approximately eight months.  The amortized cost of these bonds was $3.0 million, and the aggregate unrealized loss was $1.0 million.  The bonds, which mature in July 2011 and February 2012, were issued by a commercial and lease finance company impacted by the availability and pricing of borrowings to fund operations.  The unrealized losses were primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts and (b) recent credit-rating downgrades by several industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment.  Because the Company did not intend to sell the investments and considered it not “more likely than not” that the Company would be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009.   In November 2009, the issuer of these bonds declared bankruptcy after failing to receive approval of a debt restructuring plan by a majority of creditors.  As a result of the bankruptcy filing and increased uncertainty regarding future operations of the issuer, the Company may sell the securities or record an impairment loss in the fourth quarter of 2009.

Index

6.	Acquisition

On November 4, 2009, the Company announced that the Bank has received all required regulatory approvals to acquire Mt. Washington Bank (“Mt. Washington”).  Mt. Washington’s existing customer deposits in Suffolk County will increase East Boston Savings Bank’s market share to 5th in the County.  The combined organization will have 19 branches and over $1.2 billion in deposits.

7.	Subsequent Events

Subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were filed with the SEC.  As disclosed in Note 6, in November the Company received regulatory approval to acquire Mt. Washington Bank.  As disclosed in Note 5, in the fourth quarter of 2009, the Company may sell, or record an impairment loss on, two corporate bonds issued by a commercial and lease finance company that declared bankruptcy in November 2009. At September 30, 2009, the amortized cost of these bonds was $3.0 million, and the aggregate unrealized loss was $1.0 million.

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

Index

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased by $137.0 million, or 12.9%, to $1.2 billion at September 30, 2009, from December 31, 2008.  Securities available for sale increased by $67.3 million, or 26.6%, from December 31, 2008, as the Company invested excess cash from deposit growth in money market mutual funds and debt securities.  Loan growth also continued in 2009, with total loans increasing by $74.7 million, or 10.5% from December 31, 2008.  Multi-family loans increased by $20.0 million, or 64.0%, and the commercial real estate portfolio increased by $35.1 million, or 13.0%.

Deposits increased by $125.2 million, or 15.7%, from December 31, 2008, with increases in all deposit types.   In 2009, marketing efforts emphasized the safety provided by the Company’s full deposit insurance coverage and the range of our products, which provide customers an alternative to larger competitors.  Money market deposits increased by $85.6 million, or 49.5%, to $258.5 million at September 30, 2009.  The Company successfully established an online deposit gathering website during 2009, EBSB Direct, which contributed to the increase in money market account balances.

Stockholders’ equity increased from $189.8 million as of December 31, 2008 to $199.1 million as of September 30, 2009.  In addition to net income of $1.7 million, improved market pricing on the securities portfolio contributed to the increase. The Company had accumulated other comprehensive income of $4.9 million at September 30, 2009, compared to a comprehensive loss of $6.2 million at December 31, 2008 due to substantial fair value increases for some corporate bond issues and general improvement in fair value of the equity securities.  In 2009, the Company also repurchased $4.4 million of the Company’s common stock.

Index

Loan Portfolio Analysis

Our loan portfolio consists of residential, multi-family and commercial real estate, construction and land development, commercial, and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors.

Loan detail by category as of September 30, 2009 and December 31, 2008 was as follows:

	At September 30, 2009		At December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One- to four-family	$283,466	36.0%	$274,716	38.6%
Multi-family	51,183	6.5	31,212	4.4
Commercial real estate	304,579	38.7	269,454	37.7
Construction	96,701	12.3	91,652	12.9
Home equity lines of credit	31,417	4.0	28,253	4.0
Total real estate loans	767,346	97.5	695,287	97.6

Commercial business loans	18,071	2.3	15,355	2.2
Consumer loans	1,281	0.2	1,379	0.2
Total loans	786,698	100.0%	712,021	100.0%
Net deferred loan origination fees	(956)		(1,005)
Allowance for loan losses	(8,711)		(6,912)
Loans, net	$777,031		$704,104

Index

Analysis of Loan Loss Experience

The allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses as of the consolidated balance sheet reporting dates.  The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral.  Changes in the allowance for loan losses during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended Septmeber 30,
(Dollars in thousands)	2009	2008	2009	2008
Beginning balance	$8,120	$5,961	$6,912	$3,637

Provision for loan losses	694	403	1,808	2,731
Charge offs:
Real estate loans	51	647	216	650
Commercial business loans	-	-	-	-
Consumer loans	57	-	58	2
Total charge-offs	108	647	274	652

Recoveries:
Real estate loans	-	-	260	1
Commercial business loans	-	-	-	-
Consumer loans	5	1	5	1
Total recoveries	5	1	265	2
Net recoveries (charge-offs)	(103)	(646)	(9)	(650)

Ending balance	$8,711	$5,718	$8,711	$5,718

Allowance to non-accrual loans	45.14%	92.51%	45.14%	92.51%
Allowance to total loans outstanding	1.11%	0.86%	1.11%	0.86%
Net charge-offs to average loans outstanding	0.01%	0.10%	0.00%	0.11%

Provision for Loan Losses

The Company’s loan loss provision was $694,000 and $1.8 million for the three and nine months ended September 30, 2009, compared to $403,000 and $2.7 million for the same periods in 2008.  The decrease in the level of provision for the nine months was due primarily to lower specific reserves required for loans that became impaired in 2009 versus those in 2008.  During 2008, the Company had two loans that became impaired for which it recorded specific reserves of $1.7 million.

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

The allowance for loan losses was $8.7 million, or 1.11% of total loans outstanding as of September 30, 2009, compared to $6.9 million, or 0.97% of total loans outstanding as of December 31, 2008, and $5.7 million, or

Index

0.86% of total loans outstanding as of September 30, 2008.  The increase in the allowance for loan losses relates to loan growth and management’s assessment of various factors affecting the portfolio, including, among others, an ongoing evaluation of credit quality, local real estate market conditions, local and national economic factors, and non-performing and delinquent loan trends. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

Management’s Assessment of Asset Quality

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession.  Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection.  For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status.  Payments received at the time a loan is on non-accrual status are applied to principal or recognized as interest income at the time of collection.  Interest income is not recognized until the loan is returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The following table summarizes the non-performing assets at September 30, 2009 and December 31, 2008.

	At September 30,	At December 31,
(In thousands)	2009	2008
Loans accounted for on a non-accrual basis:
Real estate loans:
One- to four-family	$4,287	$3,962
Multi-family	858	-
Commercial real estate	1,753	883
Home equity lines of credit	37	-
Construction	12,360	9,387
Total real estate loans	19,295	14,232

Consumer loans	1	-
Total non-accrual loans	19,296	14,232

Foreclosed assets	2,658	2,604
Total non-performing assets	$21,954	$16,836

Non-accrual loans to total loans	2.45%	2.00%
Non-accrual loans to total assets	1.60%	1.34%
Non-performing assets to total assets	1.83%	1.58%

Non-performing assets increased to $21.9 million, or 1.83% of total assets, at September 30, 2009 from $16.8 million, or 1.58% at December 31, 2008.  Non-performing assets include foreclosed real estate of $2.7 million, $12.4 million of construction loans, $4.3 million of residential mortgage loans, and $2.6 million of other loans.  Interest income that would have been recorded for the nine months ended September 30, 2009 had nonaccruing loans been current according to their original terms amounted to $873,000.  At September 30, 2009, the Company did not have any accruing loans past due 90 days or more.

The Company had impaired loans totaling $20.0 million and $12.5 million as of September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, impaired loans totaling $7.0 million had a valuation allowance of $1.1 million.  Impaired loans totaling $1.9 million had a valuation allowance of $418,000 at December 31, 2008.  The Company’s average investment in impaired loans was $17.0 million and $6.4 million for the nine

Index

months ended September 30, 2009 and 2008, respectively.   Included in the balance of impaired loans at September 30, 2009 are five loans totaling $3.1 million that are considered troubled debt restructurings.

Deposits

Deposits are a major source of our funds for lending and other investment purposes.  Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.
The following table summarizes the period end balance and the composition of deposits:

	At September 30, 2009		At December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$99,300	10.8%	$92,051	11.5%
Money market deposits	258,513	28.0	172,876	21.7
Regular and other deposits	125,501	13.6	117,913	14.8
Certificates of deposit	438,699	47.6	414,012	52.0
Total	$922,013	100.0%	$796,852	100.0%

Borrowings

At September 30, 2009 and December 31, 2008, long-term FHLB advances totaling $57.2 million and $57.7 million, respectively mature through April 2013, with a weighted average yield of 3.44% and 3.45%, respectively.  At September 30, 2009 and December 31, 2008, short-term borrowings consisted of federal funds purchased from the Company’s affiliate bank amounting to $5,795,000 and $7,811,000, respectively, with a weighted average rate of 0.35% and 0.91%, respectively.

Index

Results of Operations for the Three and Nine Months Ended September 30, 2009 and September 30, 2008

Average Balance Table

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Net Interest Income Analysis
(Unaudited)

	For The Three Months Ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$777,674	$11,480	5.86%	$641,094	$9,938	6.17%
Securities and certificates of deposit	314,130	2,941	3.71	333,900	3,307	3.94
Other interest-earning assets	35,346	5	0.06	21,478	99	1.83
Total interest-earning assets	1,127,150	14,426	5.08	996,472	13,344	5.33

Noninterest-earning assets	77,101			79,296
Total assets	$1,204,251			$1,075,768

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$37,912	22	0.23	$42,078	92	0.87
Money market deposits	267,049	1,084	1.61	150,501	929	2.46
Savings and other deposits	128,816	238	0.73	123,236	354	1.14
Certificates of deposit	439,967	3,060	2.76	435,022	4,670	4.27
Total interest-bearing deposits	873,744	4,404	2.00	750,837	6,045	3.20

FHLB advances and other borrowings	62,612	507	3.21	60,316	534	3.52

Total interest-bearing liabilities	936,356	4,911	2.08	811,153	6,579	3.23

Noninterest-bearing demand deposits	61,203			54,711
Other noninterest-bearing liabilities	11,260			10,509
Total liabilities	1,008,819			876,373

Total stockholders' equity	195,432			199,395
Total liabilities and stockholders' equity	$1,204,251			$1,075,768

Net interest income		$9,515			$6,765
Interest rate spread (2)			3.00%			2.10%
Net interest margin (3)			3.35%			2.70%
Average interest-earning assets to average interest-bearing liabilities		120.38%			122.85%

(1) Loans on non-accrual status are included in average balances.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

	For The Nine Month Ended Septmeber 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)	Average Balance	Interest Earned/Paid	Yield/ Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$754,770	$33,171	5.90%	$604,157	$28,455	6.29%
Securities and certificates of deposit	$286,433	8,598	4.03	301,477	9,281	4.11
Other interest-earning assets	29,295	23	0.11	85,350	1,640	2.57
Total interest-earning assets	1,070,498	41,792	5.24	990,984	39,376	5.31

Noninterest-earning assets	80,603			76,733
Total assets	$1,151,101			$1,067,717

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW deposits	$37,483	105	0.38	$38,855	236	0.81
Money market deposits	225,982	3,184	1.89	144,751	2,967	2.74
Savings and other deposits	126,673	833	0.88	129,138	1,103	1.14
Certificates of deposit	433,512	10,483	3.24	443,140	15,076	4.54
Total interest-bearing deposits	823,650	14,605	2.38	755,884	19,382	3.43

FHLB advances and other borrowings	64,840	1,548	3.20	53,458	1,478	3.69

Total interest-bearing liabilities	888,490	16,153	2.44	809,342	20,860	3.44

Noninterest-bearing demand deposits	60,569			53,867
Other noninterest-bearing liabilities	10,412			9,854
Total liabilities	959,471			873,063

Total stockholders' equity	191,630			194,654
Total liabilities and stockholders' equity	$1,151,101			$1,067,717

Net interest income		$25,639			$18,516
Interest rate spread (2)			2.80%			1.87%
Net interest margin (3)			3.21%			2.50%
Average interest-earning assets to average interest-bearing liabilities		120.49%			122.44%

(1) Loans on non-accrual status are included in average balances.

(2) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Annualized.

Index

Financial Results

The Company recorded net income of $1.9 million or $.09 per share (basic and diluted), for the quarter ended September 30, 2009, compared to net income of $2.1 million, or $.10 per share (basic and diluted) for the quarter ended September 30, 2008.  The Company recorded net income of $1.7 million or $.08 per share (basic and diluted) for the nine months ended September 30, 2009, compared to a net loss of $394,000 for the comparable 2008 period.  Earnings per share information is not applicable for the nine months ended September 30, 2008, as shares were not outstanding for the entire period.

Analysis of Net Interest Income

Net interest income for the quarter ended September 30, 2009 was $9.5 million, an increase of $2.7 million, or 40.7%, from the quarter ended September 30, 2008.   The Company experienced a $1.1 million increase in total interest and dividend income, mainly as a result of loan growth, and a $1.6 million decrease in interest expense on deposits, due to lower rates paid.  The net interest margin was 3.35% for the quarter ended September 30, 2009, compared to 2.70% for the quarter ended September 30, 2008.

Interest and fees on loans increased from $9.9 million to $11.5 million, or 15.5%, as a result of higher average loan balances, which increased from $641.1 million to $777.7 million for the quarters ended September 30, 2008 and 2009, respectively.  Dividends on equity securities decreased by $321,000, or 56.0%, to $252,000, due to lower dividend payout levels across a range of industries of the Company’s equity security holdings.

Interest expense on deposits decreased by $1.6 million, or 27.1%, from $6.0 million to $4.4 million, as a result of a decrease to the average cost of deposits from 3.20% to 2.00% for the quarters ended September 30, 2008 and 2009, respectively, despite a substantial increase in average deposit balances.  The total average balance of interest-bearing deposits was $750.8 million and $873.7 million for the quarters ended September 30, 2008 and 2009, respectively, primarily due to increased money market fund balances resulting from the Company’s new online money market account product.

For the nine months ended September 30, 2009, net interest income increased by $7.1 million, or 38.5%, to $25.6 million.  Interest income on loans increased by $4.7 million, or 16.6% due to continued loan growth, while interest earned on federal funds sold decreased by $1.6 million, as the Company continues to utilize funds for loan originations and securities purchases.  For the nine months ended September 30, 2009, average loan balances increased by $150.6 million, or 24.9%.

The Company incurred lower interest expense on deposits, which decreased by $4.8 million, or 24.6%, from $19.4 million to $14.6 million for the nine months ended September 30, 2008 and 2009, respectively, due to lower rates paid on all deposit types.  Interest expense on borrowings increased by $70,000 or 5%.  An increase in the average balance of borrowings, from $53.5 million to $64.8 million for the nine months ended September 30, 2008 and 2009, respectively, was offset by a decrease to the average borrowing rate from 3.69% to 3.20%.

Index

Non-interest Income

Non-interest income was $1.1 million and $3.8 million for the quarters ended September 30, 2009 and 2008, respectively.  Customer service fees increased by $108,000, or 15.0%, to $826,000 due to increased levels of checking account fee income.  The Company recorded income from its affiliate investment of $117,000 compared to a net loss of $69,000 in prior year.  The Company recorded a net loss on sales of securities of $290,000 for the quarter ended September 30, 2009, compared to a net gain on securities of $2.8 million in 2008.  During the 2009 quarter, the Company sold securities in an effort to recapture capital gain taxes paid for prior years.  In addition, the Company recorded a loss on write-down to fair value of $56,000 on securities determined to be other than temporarily impaired during the 2009 quarter.

Non-interest income for the nine months ended September 30, 2009 was $3.2 million, compared to $8.0 million for the nine months ended September 30, 2008.  In addition to a loss on sales of securities of $290,000, the Company recorded a loss on write-down to fair value of $429,000 on securities determined to be other than temporarily impaired in 2009.  In 2008, the Company recorded a net gain on sale of securities of $5.1 million and did not record fair value write-down losses.   The net gain on sale of loans was $424,000 and $17,000, for the nine months ended September 30, 2009 and 2008, respectively, as the Company continues to sell fixed rate residential loan originations.  Loan fees decreased by $114,000 or 20.7%, to $437,000, due mainly to a reduction in the amount of reverse mortgage fees earned. The Company’s investment in its affiliate, Hampshire First Bank, generated income of $92,000 for the nine months ended September 30, 2009, compared to a net loss of $323,000 for the comparable 2008 period.

Non-interest Expenses

Non-interest expenses increased $368,000 or 5.4%, from $6.8 million to $7.2 million for the quarters ended September 30, 2008, and 2009, respectively.  Professional service fees decreased $128,000, or 21.5% primarily as a result of higher expenses incurred in 2008 for the Company’s implementation of its Sarbanes Oxley program.  Marketing and advertising expense increased $94,000 to $387,000, primarily as a result of the Company’s new strategic marketing campaign which is entitled “Hard Work” and highlights the Bank’s community focus and commitment to hard work.  Deposit insurance expense increased by $201,000 to $373,000 for the three months ended September 30, 2009 compared to 2008, due to deposit growth and higher premiums levied on FDIC insured institutions.  Other general and administrative expense increased by $151,000 or 28.5%, primarily as a result of costs incurred for the Company’s planned acquisition of Mt. Washington Bank.

Non-interest expense was $24.5 million and $24.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Salary and employee benefit expenses increased by $706,000, or 5.1%, to $14.5 million, primarily as a result of expenses relating to grants issued in the fourth quarter of 2008 under the Company’s equity incentive plan.  In the first quarter of 2008, the Company made a pre-tax $3.0 million contribution to the Company’s charitable foundation in conjunction with its stock offering.  Higher deposit balances and a special assessment levied by the FDIC increased deposit insurance from $382,000 to $1.5 million.  Foreclosed real estate expense increased to $493,000 from $74,000, due to higher levels of foreclosed real estate activity in 2009.  Other general and administrative expense increased by $418,000, to $1.9 million, primarily as a result of costs incurred for the Company’s planned acquisition of Mt. Washington Bank.

Income Tax

We recorded a tax expense of $864,000 or a 31.4% effective tax rate, for the quarter ended September 30, 2009, compared to $1.2 million, or a 36.4% effective tax rate, for the comparable 2008 period.  The Company recorded a tax expense of $787,000 or a 31.1% effective tax rate, for the nine months ended September 30, 2009 compared to a tax benefit of $374,000, or a 48.7% effective tax rate,  for the same 2008 period.   Items affecting the change in the effective tax rate include net gains and losses on the sale and write-downs of securities and provision for loan losses, which resulted in changes to projected taxable income.

Index

Liquidity and Capital Management

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on securities and borrowings from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $27.4 million.  In addition, at September 30, 2009, we had $119.2 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On September 30, 2009, we had $57.2 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2009, and December 31, 2008 we had total loan commitments outstanding, as follows.

(In thousands)	September 30, 2009	December 31, 2008
Unadvanced portion of existing loans:
Construction	$81,990	$82,041
Home equity line of credit	24,559	27,168
Other lines and letters of credit	4,038	3,658
Commitments to originate:
One- to four-family	2,680	4,567
Commercial real estate	26,161	36,738
Construction	3,875	1,037
Other loans	3,020	17,729
Total loan commitments outstanding	$146,323	$172,938

Historically, many of the loan commitments expire without being fully drawn; therefore, the total amount of commitment does not necessarily represent future cash requirements.  The Bank provides participating checking accounts with overdraft account protection covering $7.6 million of balances as of September 30, 2009.  We also have a seven-year contract with our core data processing provider that has a remaining term of 43 months.  The annual payment for this contract is approximately $1.3 million, with an outstanding commitment of approximately $5.5 million as of September 30, 2009.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2009 totaled $254.6 million, or 58.0% of certificates of deposit.  If these maturing deposits do not remain with us, we will be required to utilize other sources of funds.  Historically, a significant portion of certificates of deposit that mature have remained at the Company.   We have the ability to attract and retain deposits by adjusting the interest rates offered, and total certificates of deposit have increased in 2009.

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

Index

Capital Management.  Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Company, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded their respective regulatory capital requirements. East Boston Savings Bank is considered “well capitalized” under regulatory guidelines.

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

The Company completed the repurchase of 414,000 shares of common stock for the 2008 Equity Incentive Plan in the first quarter of 2009 at an average price of $8.95 per share.  In 2009, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 517,500 shares of its common stock.  Pursuant to this approval, during the quarter ended September 30, 2009, the Company repurchased 99,781 shares at an average price of $9.33 per share.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  We had no investment in derivative securities at September 30, 2009.

For the nine months ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

The following table reflects changes in estimated net income for the Company at October 1, 2009 through September 30, 2010.

Interest Rate Sensitivity

Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
	(Dollars in thousands)
200	32,177	(6,668)	(17.17)
100	35,615	(3,230)	(8.32)
0	38,845
(100)	41,693	2,848	7.33

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

Meridian Interstate Bancorp’s management, including Meridian Interstate Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of Meridian Interstate Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Meridian Interstate Bancorp’s disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q and other filings we have made with the SEC, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The FDIC has proposed regulations that would require us to pre-pay our federal deposit insurance premiums.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the proposed rule, this pre-payment would be due on December 30, 2009.  Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $5.4 million. We expect that we will be able to make the prepayment from available cash on hand.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)– (b.) Not applicable.

(c.)The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2009 (1)	-	-	-	289,049

August 1 – 31, 2009	77,400	$9.33	77,400	211,649

September 1 – 30, 2009	22,381	$9.33	22,381	189,268
Total	99,781	$9.33	99,781	189,268

(1) In March 2009, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 517,500 shares of its common stock.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on September 9, 2008
10.8	Form of Separation Agreement with Leonard V. Siuda (incorporated by reference to Form 8-K filed on April 7, 2009)
10.9	Form of Separation Agreement with Philip F. Freehan (incorporated by reference to Form 8-K filed on April 7, 2009)
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano (incorporated by reference to the Form 8-K filed on January 12, 2009)
10.12	Form of Employment Agreement with Deborah J. Jackson (incorporated by reference to the Form 8-K filed on January 22, 2009)
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson (incorporated by reference to the Form 8-K filed on January 22, 2009)
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with certain directors (incorporated by reference to the Form 10K-A filed on April 8, 2009)
10.16	Agreement and Plan of Merger (incorporated by reference to the Form 8-K filed on July 24, 2009)
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________

*
Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2008.

**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: November 13, 2009	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	/s/ Gregory Derderian
Gregory Derderian
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)