Form 10-K
period 2009-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2010-03-16
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2009 was approximately $63,917,640.  As of March 1, 2010, there were 22,612,674 outstanding shares of the Registrant’s common stock, the majority of which are owned by the Registrant’s mutual holding company parent, Meridian Financial Services, Incorporated.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN INTERSTATE BANCORP
2009 FORM 10-K ANNUAL REPORT

PART I

Forward Looking Statements

This report contains certain “forward-looking statements,” which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek and similar expressions.  These forward looking statements include:

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

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions we might make, the factors illustrated above or other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

Item 1.  business

Meridian Interstate Bancorp, Inc.

Meridian Interstate Bancorp, Inc. is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank to be its holding company.  Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities.  In addition, Meridian Interstate Bancorp owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  At December 31, 2009, Hampshire First Bank had assets of $182.7 million.  At December 31, 2009, Meridian Interstate Bancorp had total assets of $1.2 billion, deposits of $922.5 million and stockholders’ equity of $200.4 million.

Meridian Financial Services, Incorporated

Meridian Financial Services, Incorporated is our Massachusetts-chartered mutual holding company parent.  As a mutual holding company, Meridian Financial Services is a non-stock company.  Meridian Financial Services owns 57.2% of Meridian Interstate Bancorp’s common stock.  So long as Meridian Financial Services exists, it will own a majority of the voting stock of Meridian Interstate Bancorp and, through its Board of Trustees, will be able to exercise voting control over most matters put to a vote of stockholders.  Of the 13 directors of Meridian Interstate Bancorp, 11 are also members of the Board of Trustees of Meridian Financial Services, which is composed of 29 members.  Meridian Financial Services does not currently intend to engage in any business activity other than those relating to owning a majority of the common stock of Meridian Interstate Bancorp.

East Boston Savings Bank

East Boston Savings Bank is a Massachusetts-chartered stock savings bank that operates from 13 full-service locations and one loan center in the greater Boston metropolitan area.  East Boston Savings Bank was originally founded in 1848.  We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Essex, Middlesex and Suffolk Counties, Massachusetts.

We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area.  We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial business and consumer loans which we primarily hold for investment.  In addition, a segment of our lending business involves the purchase and sale of loan participation interests.  We also offer non-deposit financial products through a third-party network arrangement.  At December 31, 2009, we had total assets of $1.2 billion, deposits of $924.1 million and stockholders’ equity of $141.1 million.  On January 4, 2010, East Boston Savings Bank completed its acquisition of Mt. Washington Cooperative Bank (“Mt. Washington”).  As of December 31, 2009, Mt. Washington had total assets of $496.2 million, deposits of 385.0 million and equity of $31.6 million. Refer to Item 8 Financial Statements and Supplementary Data, Note 2 to the consolidated financial statements for information regarding the transaction.

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

Our website address is www.ebsb.com.  Information on our website should not be considered a part of this report.

Market Area

We consider the greater Boston metropolitan area to be our primary market area.  While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts east of Route 93, including Cape Cod, and portions of south-eastern New Hampshire and Maine.  We conduct our operations through our 13 full service offices and one loan center located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (four offices and one loan center), Middlesex (three offices) and Suffolk (six offices) Counties.  The greater Boston metropolitan area is the 11th largest metropolitan area in the United States.  Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care.  Based on data from the Federal Reserve Bank of Boston, the unemployment rates for Massachusetts and New Hampshire increased to 9.4% and 7.0%, respectively, for December 2009 from 6.4% and 4.3%, respectively, for the year earlier period. Home prices in Massachusetts and New Hampshire declined at annual rates of 7.1% and 12.3%, respectively, in the third quarter of 2009 compared to declines of 3.4% and 5.2%, respectively, for the year earlier period.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America Corporation, Banco Santander (Sovereign Bank), TD Bank Financial Group, Citizens Financial Group, Inc. and Eastern Bank.  These institutions are significantly larger than us and, therefore, have greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2009, East Boston Savings Bank had 0.59% of the deposit market share within the Boston-Cambridge-Quincy, Massachusetts – New Hampshire metropolitan statistical area.

Our competition for loans comes from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

Lending Activities

Commercial and Multi-Family Real Estate Loans

The largest segment of our loan portfolio is fixed- and adjustable-rate mortgage loans secured by commercial real estate and multi-family real estate.  At December 31, 2009, commercial real estate and multi-family real estate loans were $350.6 million and $53.4 million, or 42.6% and 6.5%, respectively, of our total loan portfolio.  The commercial real estate and multi-family loan portfolio consisted of $20.0 million of fixed-rate loans and $384.0 million of adjustable-rate loans at December 31, 2009.  We currently target new individual commercial and multi-family real estate loan originations to small- and mid-size owner occupants and investors in our market area and can, by policy, originate loans to one borrower up to $15.0 million.  Our commercial real estate and multi-family real estate loans are generally secured by apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities.  We intend to continue to grow our commercial real estate and multi-family loan portfolio, while maintaining prudent underwriting standards.  In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate and multi-family real estate loans for terms up to 30 years.  Interest rates and payments on our adjustable-rate loans adjust every three or five years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate.  Most of our adjustable-rate commercial real estate and multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years.  The maximum amount by which the interest rate may be increased or decreased is generally 2.5% per adjustment period, with a lifetime interest rate cap of 5% over the initial interest rate of the loan. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2009, loan participations purchased totaled $64.7 million, including $20.8 million with Hampshire First Bank, in which the Company owns 40% of the outstanding common stock.  The properties securing these loans are located primarily in eastern Massachusetts and southern New Hampshire.  Our underwriting practices with respect to loan participations generally do not differ from loans that we originate.

One- to Four-Family Residential Loans

The second largest segment of our loan portfolio is mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At December 31, 2009, one- to four-family residential loans were $276.1 million, or 33.5% of our total loan portfolio, consisting of $156.2 million and $119.9 million of fixed-rate and adjustable-rate loans, respectively.  We generally offer fixed-rate loans with terms up to 30 years and adjustable-rate loans with terms up to 40 years.  Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than fifteen years) are originated with the intention to sell.  Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to seven years.  East Boston Savings Bank also offers fixed-rate bi-weekly loans (loan payments are made every two weeks) and such loans were $128.8 million at December 31, 2009.  Based on a decision by management in January 2010 to reduce our exposure to interest-rate risk, fixed-rate bi-weekly loans with an aggregate principal balance of $32.0 million were sold on February 26, 2010 for a gain of $564,000.  East Boston Savings Bank also transferred $2.7 million of fixed-rate bi-weekly loans from its portfolio to loans held for sale on February 28, 2010 with the intention of completing another sale by March 31, 2010. Management has the intent and ability to hold the remaining fixed-rate bi-weekly loans in our portfolio for the foreseeable future or until maturity or pay-off.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index.  Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 4% over the initial interest rate of the loan.  Our residential loans generally do not have prepayment penalties.

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

In an effort to provide financing for first-time buyers, we offer five-year adjustable-rate, bi-weekly and fixed-rate 30-year residential real estate loans through the Massachusetts Housing Finance Agency First Time Home Buyer Program.  We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions.

We also offer loans secured by one- to four-family properties that are not owner-occupied (“investment loans”).  These loans consist primarily of bi-weekly fixed-rate loans with terms up to 30 years and adjustable-rate loans which adjust annually after an initial fixed period of three years or adjust every three years after an initial fixed period of five years.  Investment loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination.  At December 31, 2009, investment loans totaled $24.6 million.

 To a lesser extent we also originate land loans primarily to local contractors and developers for making improvements on approved one- to four- family building lots.  Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years.  Interest rates on our land loans are fixed for three years.  At December 31, 2009, land loans totaled $3.4 million.

Construction Loans

At December 31, 2009, construction loans were $94.1 million, or 11.4% of our total loan portfolio, compared to $91.7 million, or 12.9% at December 31, 2008.  We expect to continue some level of construction lending, when appropriate, while maintaining a guarded, disciplined approach given the current decline in the local real estate market.  We remain focused on a strong credit culture and underwriting standards, as described below.  In addition, we continue to carefully monitor the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

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

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions.  While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we are considering each project carefully in light of the current slow-down in the residential real estate market.  Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.  Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas.  The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project.  Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments.  We require that builders maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on U.S. Treasury rates, Federal Home Loan Bank rates or The Wall Street Journal prime rate, and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

At December 31, 2009, we had $7.2 million in construction loans for one- to four-family properties that will convert to permanent loans.  Also at that date, we had $86.9 million in construction loans on commercial and multi-family real estate consisting of mixed-use and non-residential loans.

Home Equity Lines of Credit

We offer home equity lines of credit, which are secured by owner-occupied one- to four-family residences.  At December 31, 2009, the outstanding balance owed on home equity lines of credit amounted to $30.0 million, or 3.6% of our total loan portfolio.  Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month.  Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and eleven.  We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Commercial Business Loans

We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  At December 31, 2009, commercial business loans were $18.0 million, or 2.2% of our total loan portfolio, and we intend to increase the commercial business loans that we originate.  Commercial lending products include term loans and revolving lines of credit.  Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin.  Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin.  Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral.  We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  All of these loans are secured by assets of the respective borrowers and were performing according to their original terms at December 31, 2009.

Consumer Loans

We occasionally make fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans.  At December 31, 2009, consumer loans were $1.2 million, or 0.2% of total loans.  The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

Commercial and Multi-Family Real Estate Loans

Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans.  In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.  Land loans secured by improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment.

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

Loan Originations, Purchase and Sales

Loan originations come from a number of sources.  The primary sources of loan originations are current customers, walk-in traffic, our website, advertising and referrals from customers as well as our directors, trustees and corporators.  We advertise in newspapers that are widely circulated throughout our market area and on local radio.  We also participate in loans with others to supplement our origination efforts.  We generally do not purchase whole loans.

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 16- to 30-year one- to four-family residential real estate loans.  Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.  Generally, loans are sold to Fannie Mae and the Federal Home Loan Bank Mortgage Partnership Finance Program with loan servicing retained.  In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.  For the years ended December 31, 2009 and December 31, 2008, we originated $299.5 and $312.8 million of loans, respectively, and sold $36.8 million and $10.5 million of loans, respectively. At December 31, 2009, we were servicing $102.9 million of loans for others.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management.  The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured.  All loans in excess of $100,000 require a second authorized officer’s approval.  Loans in excess of $1,000,000 generally must be authorized by the Bank’s Executive Committee.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits.  At December 31, 2009, our regulatory limit on loans-to-one borrower was $40.0 million.  At that date, our largest lending relationship consisted of four loans totaling $21.4 million and was secured by commercial real estate.  These loans were performing in accordance with their original repayment terms at December 31, 2009.

Loan Commitments

We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds.  Our equity securities generally pay dividends.  We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings.  While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2009.

At December 31, 2009, our investment portfolio consisted primarily of corporate bonds, investment-grade marketable equity securities, money market mutual fund investments, short-term obligations of government-sponsored enterprises and mortgage-backed securities.

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

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ("OTTI").  Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income/loss, net of applicable taxes.

Deposit Activities and Other Sources of Funds

General

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts

The substantial majority of our depositors reside in our market area.  Deposits are attracted by advertising and through our website, primarily from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.  In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area.

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

Borrowings

We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  As of December 31, 2009, we had $118.7 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily.  All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

In addition, at December 31, 2009 the Bank has federal funds purchased of $13.1 million, including $3.1 million from Hampshire First Bank.  These purchases are currently a source of low-cost funds for the Bank, at a rate of 0.35% at December 31, 2009.

Financial Services

We offer customers a range of non-deposit products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer.  We receive a portion of the commissions generated by our sales to our customers.  We also offer customers long-term care insurance through a third-party insurance company which generates commissions for us.  Our non-deposit products generated $211,000, $146,000, and $118,000 of non-interest income during the years ended December 31, 2009, 2008 and 2007, respectively.

Personnel

As of December 31, 2009, we had 163 full-time and 34 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is excellent.

Subsidiaries and Affiliates

In addition to East Boston Savings Bank, Meridian Interstate Bancorp has another wholly-owned subsidiary, Meridian Interstate Funding Corporation, a Massachusetts corporation established in 2008 to loan funds to the Company’s Employee Stock Ownership Plan “ESOP” to purchase stock in our initial public offering.   At December 31, 2009, Meridian Interstate Funding Corporation had total assets of $8.9 million and total equity of $8.9 million.

Meridian Interstate Bancorp also owns 40.0% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  In connection with the organization of Hampshire First Bank, Meridian Interstate Bancorp also received non-voting warrants to purchase an additional 60,000 shares of capital stock of Hampshire First Bank (currently representing 2% of the outstanding shares of Hampshire First Bank).  At December 31, 2009, our directors and executive officers also own approximately 1% in the aggregate of the capital stock of Hampshire First Bank and owned non-voting warrants to purchase in the aggregate less than 1% of the capital stock.  None of our directors and executive officers has any agreements or contracts with each other or with Meridian Interstate Bancorp regarding voting their shares of Hampshire First Bank stock.  We also have no additional agreements or contracts to purchase shares of voting securities of Hampshire First Bank.  In addition, any future acquisition by Meridian Interstate Bancorp of the voting securities of Hampshire First Bank, either common stock or warrants, would require prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks.

Hampshire First Bank bylaws provide that Meridian Interstate Bancorp may nominate or appoint 40% of the Directors of Hampshire First Bank for as long as it holds 40% or more of the outstanding common stock of Hampshire First Bank.  In addition, the Hampshire First Bank bylaws require that all matters requiring a vote of the Board of Directors be approved by a two-thirds vote.  The members of the Hampshire First Bank Board appointed by Meridian Interstate Bancorp also will appoint the Chairman of the Board.  As a result, three of the ten current directors of Hampshire First Bank also currently serve as directors of Meridian Interstate Bancorp (Messrs. Gavegnano, Lynch and Fernandez) and Mr. Gavegnano, our Chairman of the Board and Chief Executive Officer, also serves as Chairman of the Board of Hampshire First Bank.  None of these individuals has any agreements or contracts with Meridian Interstate Bancorp regarding their duties or actions as directors of Hampshire First Bank.  We believe Hampshire First Bank is led by a qualified and experienced executive management team.  Although we have no current intention to sell our investment, we may possibly realize gains from the sale of this investment in the future.

In addition, Hampshire First Bank provides us with a source of loans via loan participations.  Hampshire First Bank’s loan portfolio consists primarily of multi-family and commercial real estate, commercial business and construction loans.  At December 31, 2009, Hampshire First Bank had assets of $182.7 million, deposits of $139.6 million and equity of $27.5 million.  Meridian Interstate Bancorp accounts for its investment in Hampshire First Bank by the equity method of accounting, under which Meridian Interstate Bancorp’s share of the net income or loss of Hampshire First Bank is recognized as income or loss in the Company’s consolidated financial statements.  At December 31, 2009, Meridian Interstate Bancorp had an $11.0 million investment in Hampshire First Bank and recorded equity income of $629,000 and loss of $396,000, respectively, during the years ended December 31, 2009 and 2008, from this investment.

The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates, LLC, both of which hold foreclosed real estate; and East Boston Investment Services Inc., which is authorized for third-party investment sales.

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

Proposed Federal Legislation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies.  If such proposals were adopted, Meridian Interstate Bancorp would continue to be supervised by the Federal Reserve Board and subject to the Federal Reserve’s regulations, including holding company capital requirements. Such legislative proposals also include proposals for the creation of new consumer protection regulations and a new federal consumer protection agency as well as increased regulatory authority for certain federal banking regulators, including the Federal Reserve Board.  Compliance with new regulations and being subject to supervision by additional or new regulatory agencies could increase our expenses.

Massachusetts Banking Laws and Supervision

East Boston Savings Bank, as a Massachusetts savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank.  The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner that is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.  In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits.  Member banks are required to pay the assessments of the fund.

The powers that Massachusetts-chartered savings banks can exercise under these laws are summarized as follows:

Lending Activities

A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans,  participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in  accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security.  Consumer and personal loans may also be made with or without security.

Insurance Sales

Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance.  A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Customers of East Boston Savings Bank are offered certain insurance products through a third party.  East Boston Savings Bank has not been approved for insurance sales activities.

Investment Activities

In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth.  At the present time, East Boston Savings Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “- Federal Bank Regulation – Investment Activities” for such federal restrictions.

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

Protection of Personal Information

Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which become effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. However, unlike federal regulations, the Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Parity Regulation

A Massachusetts bank may engage in any activity or offer any product or service if the activity, product or service is engaged in or offered in accordance with regulations promulgated by the Massachusetts Commissioner of Banks and has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts; provided that the activity is permissible under applicable federal and  Massachusetts law and subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that had previously been granted the power.

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

Loans to insiders as described above require approval of the majority of the members of East Boston Savings Bank’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

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

Federal Bank Regulation

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as East Boston Savings Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

Investment Activities

All state-chartered FDIC insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. East Boston Savings Bank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of East Boston Savings Bank’s Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2009, East Boston Savings Bank was classified as a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

“Financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act.  However, (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15.0% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement

The FDIC has extensive enforcement authority over insured state savings banks, including East Boston Savings Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

East Boston Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. In October 2008, deposit insurance by the Federal Deposit Insurance Corporation was increased to a maximum of $250,000 per depositor.  On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures.  As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. As a result, we paid a special assessment of $502,000.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012.  Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $5.1 million in estimated assessment fees for the first quarter of 2010 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.

On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  East Boston Savings Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees will be based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points.  East Boston Savings Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

The Emergency Economic Stabilization Act of 2008 provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  East Boston Savings Bank opted not to participate in the CPP.

Privacy Regulations

Pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999, FDIC regulations generally require that East Boston Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, East Boston Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. East Boston Savings Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.  The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. East Boston Savings Banks’ latest FDIC CRA rating was “Outstanding.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to East Boston Savings Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution.  East Boston Savings Banks’ most recent rating under Massachusetts law was “Satisfactory.”

Consumer Protection and Fair Lending Regulations

Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA Patriot Act

East Boston Savings Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

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

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, and, as to East Boston Savings Bank Chapter 167B of the General Laws of Massachusetts, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	General Laws of Massachusetts, Chapter 167D, which governs East Boston Savings Bank’s deposit powers.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.8 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and the amounts greater than $45.8 million require a 10.0% reserve (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%). The first $8.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. East Boston Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

East Boston Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. East Boston Savings Bank was in compliance with this requirement with an investment in stock of the Federal Home Loan Bank of Boston (“FHLB-Boston”) at December 31, 2009 of $4.6 million.  Based on redemption provisions of the FHLB-Boston, the stock has no quoted market value and is carried at cost. In 2008, due to sustained losses, the FHLB-Boston announced a moratorium on redemption of members’ excess stock.  The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB-Boston stock.  As of December 31, 2009, no impairment has been recognized.

At its discretion, the FHLB-Boston may declare dividends on the stock.  The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  As a result of losses sustained in 2008, the FHLB-Boston suspended all dividends in 2009 and currently has a moratorium on the redemption of its stock.  There can be no assurance that such dividends will resume in the future.  If interest on future Federal Home Loan Bank advances increased, a member bank affected by such increase would likely experience a reduction in its net interest income.  Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB-Boston stock held by East Boston Savings Bank.

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

Federal Income Taxation

General

East Boston Savings Bank reports its income on a calendar year basis using the accrual method of accounting.  The federal income tax laws apply to East Boston Savings Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to East Boston Savings Bank.  East Boston Savings Bank’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2004.  For its 2009 tax year, East Boston Savings Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves

For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.  The reserve for non-qualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests.  At December 31, 2009, $7.5 million of East Boston Savings Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless East Boston Savings Bank makes a “non-dividend distribution” to Meridian Interstate Bancorp as described below.

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

State Taxation

Financial institutions in Massachusetts will be allowed to file combined income tax returns for the year ended December 31, 2009.  Starting in 2010, decreasing over a three year period, the Massachusetts excise tax rate for savings banks is changing from 10.5% to 9.0% of federal taxable income, adjusted for certain items.  Refer to Note 11, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, which shows the effect of this change in 2008 which was when the law was enacted.  Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision.  Carryforwards and carrybacks of net operating losses and capital losses are not allowed. East Boston Savings Bank’s state tax returns, as well as those of its subsidiary, are not currently under audit.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue.  A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income.  A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income.  Prospect, Inc. is qualified as a security corporation.  As such, it has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

Item 1a.  risk factors

Risks Related to Our Business

The United States economy is in recession. A prolonged economic downturn, especially one affecting our geographic market area, could materially affect our business and financial results.

The United States economy entered a recession in the fourth quarter of 2007.  Throughout the course of 2008 and into 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. Unemployment remains at very high levels and is not expected to improve in the near future.  Our lending business is tied, in large part, to the housing market and real estate markets in general.  The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and could ultimately result in increased delinquencies on our residential, commercial, multi-family and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.  Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The Federal Deposit Insurance Corporation actions to recapitalize the Deposit Insurance Fund could hurt our profits.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of September 30, 2009.  The special assessment was paid on September 30, 2009.  We recorded an expense of $502,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permitted the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimated that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  Although there were no further special assessments in 2009, any such action by the FDIC in the future will be recorded as an expense during the appropriate period.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions prepaid on December 30, 2009 their estimated assessments for all of 2010, 2011 and 2012.  The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.  Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $5.1 million which was paid during the quarter ended December 31, 2009.

Our emphasis on commercial real estate, multi-family, commercial business and construction lending involves risks.

In recent years, the Company has focused on shifting its asset mix to reduce the one- to four-family residential loan portfolio and increase commercial real estate, multi-family, commercial business and construction loans.  As of December 31, 2009, our commercial real estate, multi-family, commercial business and construction loans totaled $516.2 million, or 62.7% of our loan portfolio.  As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans.  Also, these types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  A further decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans.  In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for permanent single-family and consumer loans.  Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent one- to four-family residential and consumer loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  A secondary market for most types of commercial real estate, multi-family, commercial business and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

The credit risk related to commercial real estate and multi-family loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans and multi-family typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy.  For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

Further, if we foreclose on a commercial real estate and multi-family or construction loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.  These loans also generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The Company’s recent business acquisition could have an impact on our earnings and results of operations that may negatively impact the value of the Company’s stock.

On January 4, 2010, the Company completed its acquisition of Mt. Washington.  The acquisition will materially increase the size and complexity of our operations.  Although the Company believes it has the management resources and internal systems in place to successfully integrate Mt. Washington, there can be no assurance that the Company will successfully integrate the acquired operations into our existing operations.   There can be no assurance that acquisition will not have an adverse effect upon the Company’s operating results while the operations of the acquired business are being integrated into the Company’s operations.  In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected.  Further, transaction-related expenses may adversely affect the Company’s earnings.  These adverse effects on the Company’s earnings and results of operations may have a negative impact on the value of the Company’s stock.

Legislative or regulatory actions responding to financial and market weakness could affect us adversely. There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Boston metropolitan area.  Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  Almost all of our loans are to borrowers or secured by collateral located in Massachusetts.  As a result of this concentration, the downturn in the local economy has resulted in an increase in non-performing loans, which can result in higher levels of loan loss provision expense.  Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. A decline in real estate values in our market area may have caused some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss on defaulted loans which would negatively impact our net income. The Company experienced increased levels of non-performing loans and provision for loan losses in 2009 as a result of a downturn in the local real estate market; refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Analysis of Non-performing and Classified Assets.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

The Company maintains an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable losses within the existing portfolio of loans. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.

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

The financial services sector represents a significant concentration within our investment portfolio.

Within the investment portfolio, the Company has a significant amount of marketable equity securities and corporate debt securities, including mortgage-backed securities, issued by companies in the financial services sector. Given the current market conditions, this sector has an enhanced level of credit risk.

We could record future losses on our securities portfolio.

During the year ended December 31, 2009, we recognized total other-than-temporary impairment losses on our securities portfolio of $429,000.  We considered all of this impairment to be credit-related and, therefore, in accordance with applicable accounting standards, we recorded all of the impairment as losses through a reduction of non-interest income.  A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, a continued failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.

Changes in the valuation of our securities portfolio could hurt our profits.

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  Market valuation levels of the securities portfolio have improved as of December 31, 2009 compared to December 31, 2008.  However, in 2009, due to continued low market valuations of some of our equity securities, we recorded other than temporary impairment charges.   A decline in the market for the securities portfolio could result in further impairment charges on some issues.  Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Securities Portfolio.”

The suspension of dividends by the Federal Home Loan Bank of Boston will negatively affect our earnings.

The Federal Home Loan Bank of Boston has not paid dividends on its stock since suspending them during the fourth quarter of 2008 and it is uncertain when these payments will recommence.  We received $138,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008 and, as a result of the moratorium, we did not receive any such dividends in 2009. The continued failure of the Federal Home Loan Bank of Boston to pay dividends for any future periods will reduce our earnings during such periods.

If our investment in stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired, our earnings and stockholders’ equity would decrease.

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2009 was $4.6 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished.  Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future.  If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The building of market share through de novo branching could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching.  Since 2002, we have opened six de novo branches, the most recent in August 2009.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches.  Finally, we have no assurance our new branches will be successful after they have been established.

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

We face intense competition in making loans and attracting deposits.  Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income.  Competition also makes it more difficult and costly to attract and retain qualified employees.  Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends.  The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.  For more information about our market area and the competition we face, see “Item 1 -  Business—Market Area” and “Item 1 -  Business—Competition.”

The success of the Company is dependent on hiring and retaining certain key personnel.

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as loan and deposit generation.  The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues.  In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income.  The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.  In 2009, the Company appointed a new President and Senior Lender.  The Company also hired a new Chief Financial Officer in January 2010.

We could incur losses from our equity investment in Hampshire First Bank, a de novo institution.

In 2006, we acquired 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire.  We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as income or loss in our consolidated financial statements.  While Hampshire First Bank earned income during 2009, it incurred operating losses during its initial years of operation and could record additional losses in the future.  We cannot guarantee that these losses may not significantly affect our profitability.

Item 1b.  unresolved staff comments

Not applicable.

Item 2.  properties

At December 31, 2009, we conducted business through our thirteen full service offices and one loan center located in East Boston, Everett, Lynn, Lynnfield, Medford, Melrose, Peabody, Revere, Saugus, Winthrop and Wakefield, Massachusetts.  In 2009, we opened our branch office in Medford, Massachusetts.  We own all of our offices except for the Medford, Saugus and Wakefield offices, which are subject to renewable leases.  At December 31, 2009, the total net book value of our land, buildings, furniture, fixtures and equipment was $23.2 million.

Location	Size (Square feet)	Owned or Leased	Lease Expiration Date

Branch offices:
Suffolk County:
10 Meridian Street, East Boston, MA 02128	6,900	Owned	Not Applicable
1 Bennington Street, East Boston, MA 20128	3,285	Owned	Not Applicable
856 Bennington Street, East Boston, MA 02128	6,900	Owned	Not Applicable
575 Broadway, Revere, MA 02151	4,400	Owned	Not Applicable
Middelesex County:
1755 Revere Beach Parkway, Everett, MA 02149	8,800	Owned	Not Applicable
410 Riverside Avenue, Medford, MA 02155	3,200	Leased	6/1/2018
108 Main Street, Melrose, MA 02176	6,052	Owned	Not Applicable
381 Main Street, Wakefield, MA 01880	2,200	Leased	3/1/2013
15 Barlett Road, Winthrop, MA 02152	2,600	Owned	Not Applicable
Essex County:
335 Broadway, Lynn, MA 01904	6,000	Owned	Not Applicable
Route 1 South 220 Broadway, Suite 401, Lynnfield, MA 01940	1,760	Owned	Not Applicable
67 Prospect Street, Peabody, MA 01960	108,000	Owned	Not Applicable
320 Central Street, Saugus, MA 01906	14,860	Owned	Not Applicable
317 Main Street, Saugus, MA 01906	3,870	Leased	1/31/2012
Planned branch offices:
Revere, MA	(A)	Owned	Not Applicable

(A) Facility currently under construction or in planning.

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

Item 4.  reserved

Part ii

Item 5.  market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information and Holders

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB”.  The approximate number of shareholders of record of Meridian Interstate Bancorp, Inc.’s common stock as of February 26, 2010 was 1,042.  Certain shares of Meridian Interstate Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2009 and 2008 the intra-day high and low sales prices per share of common stock as reported by Nasdaq.   No cash dividends were declared in either year. On March 5, 2010, the closing market price of the Company’s common stock was $10.13.

2009	High	Low	Dividends Declared
Fourth quarter	$9.49	$8.20	$-
Third quarter	9.67	7.39	-
Second quarter	9.00	7.10	-
First quarter	9.65	6.34	-

2008	High	Low	Dividends Declared
Fourth quarter	$10.17	$7.93	$-
Third quarter	10.40	9.15	-
Second quarter	10.40	9.50	-
First quarter	9.80	8.21	-

Dividends

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

$44.7 million of the net proceeds of the offering were retained by Meridian Interstate Bancorp, Inc. and $44.7 million were contributed to East Boston Savings Bank.  Meridian Interstate Bancorp, Inc. may use the proceeds from the stock offering as described in the section entitled “Use of Proceeds” in the prospectus for the stock offering.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2009, represents stock-based compensation plans approved by stockholders. There are no plans that have not been approved by stockholders.  Additional information is presented in Note 13, Employee Benefits, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12(d) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information regarding the Company’s purchase of its equity securities during the three months ended December 31, 2009.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	-	$-	-	189,268
November 1 – 30, 2009	189,268	$8.63	189,268	-
December 1 – 31, 2009	-	$-	-	-
Total	189,268	$8.63	189,268	-

(1)
On March 25, 2009 the Company announced that the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 517,500 shares of its common stock (the “Second Stock Repurchase Program”).   Any purchase of common stock under the Company’s stock repurchase programs may be made through open market purchase transactions from time to time or privately negotiated transactions. The amount and exact timing of any repurchases depend on market conditions and other factors, at the discretion of management of the Company.  The Company completed the Second Stock Repurchase Program on December 8, 2009.

Performance Graph

Our shares of common stock began trading on the NASDAQ Global Select Market on January 23, 2008.  Accordingly, no comparative stock performance information is available for periods ending prior to this date.  The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on January 23, 2008 to the cumulative total return of the Nasdaq Composite and the SNL Bank and Thrift Composite.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period.  The return is based on an initial investment of $100.00.

Total Return Performance
140
120
100
80
60
40
20
Index Value
01/22/08
06/30/08
12/31/08
06/30/09
12/31/09
Meridian Interstate Bancorp, Inc. (MHC)
SNL Bank and Thrift
NASDAQ Composite

	Period Ending
Index	01/22/08	06/30/08	12/31/08	06/30/09	12/31/09
Meridian Interstate Bancorp, Inc. (MHC)	100.00	97.20	92.50	74.50	87.00
SNL Bank and Thrift	100.00	77.44	63.90	54.93	63.04
NASDAQ Composite	100.00	100.03	68.80	80.05	98.99

Item 6.  selected financial data

The following table sets forth selected financial data for the Company.

	At or for the Year Ended December 31,
(Dollars in thousands)	2009	2008		2007	2006	2005
Financial Condition Data
Total assets	$1,211,386	$1,065,352		$1,003,226	$899,563	$824,500
Securities available for sale	293,367	252,529		267,058	281,662	264,174
Loans receivable, net	813,300	704,104		568,104	529,650	480,833
Deposits	922,475	796,852		774,446	736,989	672,544
Borrowings	75,410	65,486		36,527	40,589	37,108
Total stockholders' equity	200,415	189,840		115,684	110,275	104,243
Operating Data
Interest and dividend income	$56,667	$52,897		$49,175	$45,235	$40,186
Interest expense	20,392	27,044		28,096	21,828	14,545
Net interest income	36,275	25,853		21,079	23,407	25,641
Provision for loan losses	4,082	5,638		465	434	456
Net interest income after provision
for loan losses	32,193	20,215		20,614	22,973	25,185
Non-interest income	5,295	8,373		4,652	3,342	3,555
Non-interest expenses	31,566	31,966		22,620	21,894	20,637
Income (loss) before income taxes	5,922	(3,378)		2,646	4,421	8,103
Income tax provision (benefit)	2,159	(1,270)		380	1,127	2,700
Net income (loss)	$3,763	$(2,108)		$2,266	$3,294	$5,403
Key Performance Ratios
Return (loss) on average assets	0.32%	(0.20	) %	0.25%	0.38%	0.68%
Return (loss) on average equity	1.94	(1.09)		2.01	3.12	5.31
Interest rate spread (1)	2.95	2.01		1.97	2.60	3.23
Net interest margin (2)	3.34	2.61		2.47	2.92	3.47
Non-interest expense to average assets	2.71	2.99		2.47	2.55	2.58
Efficiency ratio (3)	75.44	107.29		88.94	81.72	70.97
Average interest-earning assets to
average interest-bearing liabilities	120.76	122.16		115.31	111.47	111.97
Capital Ratios
Average equity to average assets	16.65%	18.17%		12.32%	12.26%	12.72%
Total capital to risk weighted assets (4)	14.17	15.26		12.97	13.44	15.49
Tier I capital to risk weighted assets (4)	13.17	14.50		11.93	12.39	14.77
Tier I capital to average assets (4)	11.20	12.82		10.21	10.46	12.77
Asset Quality Ratios
Allowance for loan losses/total loans	1.12%	0.97%		0.63%	0.63%	0.61%
Allowance for loan losses/
non-performing loans	42.59	48.57		73.00	126.06	926.50
Net charge-offs/average loans outstanding	0.23	0.38		0.03	0.00	0.00
Non-performing loans/total loans	2.63	2.00		0.87	0.50	0.07
Non-performing assets/total assets	2.03	1.58		0.55	0.30	0.04
Other data: Number of offices	13	12		11	11	10

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for East Boston Savings Bank only.

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

Critical Accounting Policies

Note 1 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 contains a summary of the Company’s significant accounting policies.  Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change.  Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions.  Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Other-than-temporary Impairment of Securities

In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

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

Foreclosed Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in foreclosed real estate expense. While the Company utilizes certified appraisers, the valuation of these estimates is subject to change, especially in a period of rapidly changing real estate market values.

Income Taxes

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized.  The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $441,000 and $500,000 was required as of December 31, 2009 and 2008, respectively, due primarily to the limited future taxable income projected for federal and state tax purposes that can be utilized to offset a charitable contribution carryforward of $2,400,000 which will expire in 2013.

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

We continually monitor the investment portfolio for credit risk, with a monthly formal review by the Company’s Executive Committee of any issuers that have heightened credit risk factors such as rating agency and analyst downgrades and declines in market valuation.  In addition, the Executive Committee reviews new investments for credit-worthiness before purchase.  The Company generally purchases marketable equity securities in lots over time, while debt securities are purchased individually.  We intend to replace maturing investments in 2010 as determined to be appropriate in accordance with our risk management policies and our funding needs.  The Company also invests in money market mutual fund accounts which it utilizes as an alternative to investing excess cash in federal funds.

Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes:  originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 15 years that we originate; promoting core deposit products; and gradually extending the maturity of funding sources, as borrowing and term deposit rates are historically low.

In order to improve our risk management, we utilize a Risk Management Officer to oversee the bank-wide risk management process.  These responsibilities include the implementation of an overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following areas: interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory.  This position provides counsel to members of our senior management team on all issues that effect our risk positions.

Expanding our franchise through the opening of additional branch offices and the possible acquisition of existing financial service companies or their assets;

We are always looking to expand our franchise in the greater Boston metropolitan area.  Since 2001, we have opened six de novo branches, the most recent in August 2009.  East Boston Savings Bank has acquired a property in Revere, Massachusetts with the intention of opening our second branch location in that city. We have already obtained the necessary regulatory approvals and we are in process of obtaining proposals to design and build the branch. We anticipate opening the new branch during the fourth quarter of 2010.  We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those currently served by East Boston Savings Bank, as opportunities present themselves in favorable locations.  In the short-term, we anticipate relocating staff from existing branches for new locations instead of hiring additional employees.

On January 4, 2010, the Company completed its acquisition of Mt. Washington.  The combination of Mt. Washington and East Boston resulted in a community bank with 20 full service branch offices located throughout the Boston metropolitan area.  The transaction increased the Company’s deposits from $922.5 million to $1.3 billion as of January 4, 2010.  We hope to continue to increase our franchise by pursuing expansion through the acquisition of existing financial service companies or their assets, although we currently have no specific plans or agreements regarding any acquisitions.

In addition to branching and acquisitions, we are focusing on upgrading existing facilities in an effort to better serve our customers.  The new branches and the renovations to our existing branches are expected to be funded by cash generated by our business.  Consequently, we do not currently expect to borrow funds for these expansion projects.

We have also diversified our market area through our acquisition in 2006 of 40% of the capital stock of Hampshire First Bank, a de novo New Hampshire chartered bank headquartered in Manchester, New Hampshire.  We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as a component of non-interest income in our consolidated financial statements.  During the years ended December 31, 2009 and 2008, Meridian Interstate Bancorp recorded equity income of $629,000 and a loss of $396,000, respectively, on this investment.

Increasing core deposits through aggressive marketing and the offering of new deposit products;

Retail deposits are our primary source of funds for investing and lending.  Core deposits, which include all deposit account types except certificates of deposit, comprised 51.8% of our total deposits at December 31, 2009.  We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts.  We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees.  We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income.

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings.  In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income.  Our courtesy overdraft protection program generated fee income of $1.3 million, $1.0 million and $970,000 in 2009, 2008 and 2007 respectively.  We offer reverse mortgages, which generated $43,000, $168,000 and $233,000 of loan fee income in 2009, 2008 and 2007, respectively.  We also offer non-deposit investment products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care.  Our non-deposit financial products generated $211,000, $146,000 and $118,000 of non-interest income during the years ended December 31, 2009, 2008 and 2007, respectively.

Balance Sheet Analysis

Assets

The Company’s total assets increased by $146.0 million, or 13.7%, to $1.2 billion at December 31, 2009 from December 31, 2008.  Net loans increased by $109.2 million, or 15.5%, with the most significant growth in commercial real estate loans.  Securities available for sale increased $40.8 million, or 16.2%.  Loan and securities portfolio growth was primarily funded by increased deposit balances.

Deposits increased by $125.6 million in 2009, or 15.8%, from December 31, 2008, with increases in all deposit types.  In 2009, we successfully launched an online money market deposit account-opening website, which contributed to an increase to money market accounts of $74.1 million, or 42.9%.  In addition, our marketing efforts emphasized the safety provided by the Bank’s full deposit insurance coverage and the range of our products, which provide customers an alternative to larger competitors.

Loans

At December 31, 2009, net loans were $813.3 million, or 67.1% of total assets.  During the year ended December 31, 2009, the gross loan portfolio increased $111.5 million, or 15.7%.  Growth in total real estate loans was $109.0 million, or 15.7%, and included increases of $81.2 million, or 30.1%, in commercial real estate loans and $22.2 million, or 71.1% in multi-family real estate.  The commercial real estate portfolio increased as a result of increased marketing by the Company and an increase in loan participations.  At December 31, 2009, loan participations were $98.5 million, compared to $42.6 million at December 31, 2008. The increase in participations was due primarily to an increase in participations with the Company’s 40%-owned affiliate, Hampshire First Bank (”HFB”).  Participations with HFB were $47.8 million and $17.0 million, respectively, at December 31, 2009 and 2008.

Loan Portfolio Analysis

Loan Portfolio Composition at December 31,

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
One-to four-family	$276,122	33.5%	$274,716	38.6	$224,109	39.1%	$204,559	38.3%	$205,044	42.2%
Multi-family	53,402	6.5	31,212	4.4	26,855	4.7	26,781	5.0	19,392	4.0
Commercial real estate	350,648	42.6	269,454	37.7	177,233	30.9	169,422	31.7	156,995	32.3
Home equity lines
of credit	29,979	3.6	28,253	4.0	21,541	3.8	20,663	3.9	16,794	3.5
Construction	94,102	11.4	91,652	12.9	109,635	19.1	101,495	19.0	76,041	15.7
Total real estate loans	804,253	97.6	695,287	97.6	559,373	97.6	522,920	97.9	474,266	97.7

Commercial business loans	18,029	2.2	15,355	2.2	11,859	2.1	10,220	1.9	10,149	2.1

Consumer loans	1,205	0.2	1,379	0.2	1,576	0.3	1,330	0.2	999	0.2
Total loans	823,487	100.0%	712,021	100.0%	572,808	100.0%	534,470	100.0%	485,414	100.0%
Net deferred loan origination fees	(945)		(1,005)		(1,067)		(1,458)		(1,644)
Allowance for loan losses	(9,242)		(6,912)		(3,637)		(3,362)		(2,937)
Loans, net	$813,300		$704,104		$568,104		$529,650		$480,833

Loan Maturity

The following tables set forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

(In thousands)	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$111,320	$6,200	$425	$117,945
More than one to five years	429,458	7,341	780	437,579
More than five to ten years	97,249	395	-	97,644
More than ten years	166,226	4,093	-	170,319
Total	$804,253	$18,029	$1,205	$823,487

Interest rate terms on amounts
due after one year:
Fixed-rate loans	$235,073	$10,599	$780	$246,452
Adjustable-rate loans	457,860	1,230	-	459,090
Total	$692,933	$11,829	$780	$705,542

At December 31, 2009, our loan portfolio consisted of $307.5 million of fixed-rate loans and $516.0 million of adjustable-rate loans.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.  The following table provides information with respect to our non-performing assets at the dates indicated.

Non-performing Assets
At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$4,098	$3,962	$2,059	$824	$167
Multi-family	850	-	-	-	-
Commercial real estate	7,388	883	1,561	-	123
Home equity lines of credit	-	-	98	29	27
Construction	9,224	9,387	1,218	1,814	-
Total real estate loans	21,560	14,232	4,936	2,667	317
Commercial business loans	-	-	45	-	-
Consumer loans	138	-	1	-	-
Total non-accrual loans	21,698	14,232	4,982	2,667	317

Accruing loans past due 90 days or more:
Real estate loans	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total accruing past due 90 days or more	-	-	-	-	-
Total non-performing loans	21,698	14,232	4,982	2,667	317

Foreclosed assets	2,869	2,604	560	-	-
Other non-performing assets	-	-	-	-	-
Total non-performing assets	$24,567	$16,836	$5,542	$2,667	$317

Restructured loans	$1,928	$4,273	$-	$-	$-

Non-performing loans to total loans	2.63%	2.00%	0.87%	0.50%	0.07%
Non-performing loans to total assets	1.79%	1.34%	0.55%	0.30%	0.04%

Non-performing assets (non-accrual loans and property acquired through foreclosure) were $24.6 million, or 2.03% of total assets at December 31, 2009, compared to 1.58% at December 31, 2008.  The increase in non-performing assets from 2008 resulted primarily from seven non-performing commercial real estate loans.  The largest such commercial real estate loan is a $4.8 million loan participation with our Hampshire First Bank affiliate, for a hotel located in Bedford, New Hampshire, which is part of an $8.0 million loan secured by a hotel property.  Although payments on this loan were being received in accordance with the original loan terms as of December 31, 2009, the loan was placed in non-accrual status on that date and negotiations are currently underway to provide concessions that would modify the loan terms based on financial difficulties that the borrower is experiencing.

Total property acquired through foreclosure at December 31, 2009 was $2.9 million, compared to $2.6 at December 31, 2008.  The increase in property acquired through foreclosure from the prior year is due primarily to foreclosures on two construction loans to the same borrower and several residential properties.  Refer to the Analysis and Determination of the Allowance for Loan Losses discussion below for additional information regarding non-performing and impaired loans.

We did not have any loans accruing past due 90 days or more at the dates presented.  Foregone interest income that would have been recorded for the year ended December 31, 2009 had non-accruing loans been current according to their original repayment terms was $618,000.  Income recognized on a cash basis for non-accrual loans included in interest income for the year ended December 31, 2009 was $620,000.

In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status.  A loan is considered a troubled debt restructure if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.   The Company had six troubled debt restructure loans totaling $1.9 million of as of December 31, 2009, the largest of which is a $591,000 non-performing loan secured by an over-55 construction development.  The other troubled debt restructure loans are for five one-to-four family residential properties to unaffiliated borrowers.

Delinquencies

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2009			2008			2007
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due
Real estate loans :
One-to four-family	$1,559	$978	$2,760	$1,352	$842	$1,413	$1,489	$856	$1,036
Multi-family	155	-	-	840	-	80	-	-	-
Commercial real estate	2,692	-	5,870	1,193	348	230	526	-	623
Home equity lines of credit	86	40	100	40	-	-	41	-	70
Construction	-	-	-	348	-	-	4,576	-	-
Total real estate loans	4,492	1,018	8,730	3,773	1,190	1,723	6,632	856	1,729
Commercial business loans	-	-	-	-	-	-	25	-	250
Consumer loans	8	1	1	1	-	4	1	-	1
Total	$4,500	$1,019	$8,731	$3,774	$1,190	$1,727	$6,658	$856	$1,980
At December 31, 2009, non-accrual loans exceed loans ninety days or more past due primarily to loans which were placed on non-accrual status based on a determination that  the ultimate collection of all principal and interest due was not expected.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring.  The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR").  All TDRs are initially classified as impaired.

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

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance at beginning of year	$6,912	$3,637	$3,362	$2,937	$2,485

Provision for loan losses	4,082	5,638	465	434	456
Charge offs:
Real estate loans	1,938	2,265	207	-	-
Commercial business loans	-	98	-	-	-
Consumer loans	87	3	63	12	11
Total charge-offs	2,025	2,366	270	12	11

Recoveries:
Real estate loans	250	-	16	-	-
Commercial business	-	-	-	-	-
Consumer loans	23	3	64	3	7
Total recoveries	273	3	80	3	7
Net charge-offs	(1,752)	(2,363)	(190)	(9)	(4)

Allowance at end of year	$9,242	$6,912	$3,637	$3,362	$2,937

Allowance to non-performing loans	42.59%	48.57%	73.00%	126.06%	926.50%
Allowance to total loans outstanding	1.12%	0.97%	0.63%	0.63%	0.61%
Net charge-offs to average
loans outstanding	0.23%	0.38%	0.03%	0.00%	0.00%

The allowance for loan losses was $9.2 million, or 1.12% of total loans outstanding as of December 31, 2009, compared to $6.9 million, or 0.97% as of December 31, 2008. The increase in the allowance for loan losses from the prior year is due to continued growth of the loan portfolio, particularly the commercial real estate portfolio, increased loan delinquencies, non-accrual loans and impaired loans.  Management also considered its ongoing assessment of factors affecting the loan portfolio, including further deterioration of the national and local economic environment.

At December 31, 2009, there was $29.3 million of impaired loans, including loans of $2.2 million with an impairment allowance of $472,000. At December 31, 2008, there was $12.5 million of impaired loans, including loans of $1.9 million with an impairment allowance of $418,000.   Commercial real estate, construction, and residential real estate impaired loans all increased from prior year.  Certain impaired loans without a specific valuation allowance (i.e. a number of the construction and residential loans) continue to pay according to the contractual terms of the loan and are therefore maintained on an accrual basis, although management believes that the collectibility of all amounts due according to the original loan terms is not probable due to the financial condition of the borrowers.  Additional funds of $1.0 million are committed to be advanced on an impaired construction loan as of December 31, 2009.  Proceeds of the loan are being used to finance the construction of townhouses and the loan is performing as of December 31, 2009.

The Bank individually reviews classified residential and commercial loans for impairment based on the fair value of collateral or expected cash flows.  Management has reviewed the collateral for all impaired and non-accrual loans as of December 31, 2009 and considered any potential loss in determining the allowance for loan losses.  To ensure the valuations of the collateral are accurate, we obtain updated appraisals using current market conditions.  For more complex loans, we utilize the expertise of outside appraisers that have more experience with the particular collateral.  For impaired construction loans, the appraisal includes sales projections for the project that we utilize to perform a discounted cash flow analysis.  We believe that all impaired and non-accrual loans were adequately collateralized or reserved for at December 31, 2009.

Included in the balance of impaired loans at December 31, 2009 are troubled debt restructures of $1.9 million.  A modification of loan terms constitutes a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Management views the increased levels of impaired and non-performing assets during 2009 to be indicative of the local economy.  While the level of residential real estate activity in the local market has improved from 2008, the performance of the residential, commercial real estate and construction loan portfolios continue to be negatively impacted by the economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

At December 31,
	2009			2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$1,730	18.7%	33.5%	$1,481	21.4%	38.6%	$668	18.4%	39.1%
Multi-family	467	5.1	6.5	259	3.8	4.4	201	5.5	4.7
Commercial real estate	4,435	48.0	42.6	2,544	36.8	37.7	1,313	36.1	30.9
Home equity lines of credit	128	1.4	3.6	110	1.6	4.0	82	2.2	3.8
Construction	1,859	20.1	11.4	2,019	29.2	12.9	1,007	27.7	19.1
Total real estate loans	8,619	93.3	97.6	6,413	92.8	97.6	3,271	89.9	97.6

Commercial business loans	586	6.3	2.2	490	7.1	2.2	355	9.8	2.1
Consumer loans	37	0.4	0.2	9	0.1	0.2	11	0.3	0.3
Total	$9,242	100.0%	100.0%	$6,912	100.0%	100.0%	$3,637	100.0%	100.0%

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

Securities Portfolio

At December 31, 2009, the securities portfolio was $293.4 million, or 24.2% of total assets.  At that date, 75.0% of the securities portfolio, or $220.0 million, was invested in corporate bonds.  The amortized cost and fair value of corporate bonds in the financial services sector was $59.2 million, and $60.7 million, respectively.  The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in the Company’s corporate bond portfolio. The remainder of the securities portfolio was invested primarily in residential mortgage-backed securities issued by government-sponsored enterprises of $23.8 million and marketable equity securities of $49.6 million.  The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2009		2008		2007
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Government – sponsored
enterprises	$-	$-	$1,000	$1,003	$7,002	$6,975
Corporate bonds	212,279	220,007	210,079	203,687	219,626	220,629
Residential mortgage-backed securities	23,659	23,778	40	40	43	43
Total debt securities	235,938	243,785	211,119	204,730	226,671	227,647

Marketable equity securities :
Common stock	26,698	28,878	26,142	22,854	27,498	38,066
Money market mutual funds	20,704	20,704	24,945	24,945	1,345	1,345
Total marketable equity securities	47,402	49,582	51,087	47,799	28,843	39,411
Total	$283,340	$293,367	$262,206	$252,529	$255,514	$267,058

At December 31, 2009, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2009.  All of the securities listed have fixed rates.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Corporate bonds	$31,110	5.15%	$181,169	5.19%	$-	-%	$-	-%	$212,279	5.18%
Residential mortgage-
backed securities	-	-	3,045	3.57	13	7.93	20,601	4.28	23,659	4.19
Total debt securities	$31,110	5.15%	$184,214	5.16%	$13	7.93%	$20,601	4.28%	$235,938	5.08%

The available-for-sale securities portfolio increased $40.8 million, or 16.2% to $293.4 million at December 31, 2009 from $252.5 million December 31, 2008 as some of the Company’s deposit growth was used for security purchases.   Money market mutual funds included in the marketable equity securities portfolio totaled $20.7 million and $24.9 million at December 31, 2009 and December 31, 2008, respectively.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary.  Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2009, unrealized losses in our debt portfolio ranged from 0% to 15.2%, and unrealized losses in our equity portfolio ranged from 0% to 30.0%.

As of December 31, 2009, the net unrealized gain on the total equity portfolio was $2.2 million. Four equity securities had market value declines of 15.0% or more, with net unrealized losses of $398,000. The most significant market valuation decrease related to any one equity security at December 31, 2009 is $115,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

At December 31, 2009, the aggregate amortized cost of debt obligations owned by the Company was $235.9 million and the aggregate market value was $243.8 million.   Two corporate bonds, issued by a commercial finance subsidiary of a major insurance company, had a market decline of 15.2% and 14.1% from amortized cost.  The aggregate unrealized loss on these bonds at December 31, 2009 was $576,000 and is presently considered to be temporary.  The Company has no indication that the issuers will be unable to continue to service the obligations based on ongoing operations, and management does intend not to sell, and more likely than not will not be required to sell, such bonds before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary.  No other corporate bonds had a market decline greater than 3.0% of amortized cost.

Refer to Note 4 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding the Company’s assessment of other-than-temporary impairment.

Deposits

Our deposit base is comprised of NOW and demand deposits, money market deposits, regular and other deposits and certificates of deposit.  We consider NOW and demand deposits, money market deposits, regular and other deposits to be core deposits.  At December 31, 2009, core deposits were 51.8% of total deposits.  Deposits increased $125.6 million, or 15.8%, during 2009 to $922.5 million at December 31, 2009, primarily as a result of a $74.1 million, or 42.9%, increase in money market deposits as we initiated an online money market deposit product in 2009.

The following table sets forth the average balances of deposits for the periods indicated.

	Years Ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
Demand deposits	$61,342	-%	6.9%	$54,503	-%	6.7%	$54,051	-%	7.2%
NOW deposits	37,838	0.34	4.2	39,351	0.76	4.9	34,355	0.36	4.6
Money market deposits	231,248	1.71	25.8	149,827	2.68	18.5	113,392	3.67	15.0
Regular and other deposits	127,621	0.80	14.3	127,250	1.14	15.7	129,153	1.16	17.1
Certificates of deposit	436,341	3.04	48.8	437,183	4.41	54.2	422,588	4.84	56.1
Total	$894,390	2.21%	100.0%	$808,114	3.32%	100.0%	$753,539	3.75%	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009.

Time Deposit Maturities of $100,000 or more
(In thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$30,612
Over three through six months	24,044
Over six through twelve months	45,675
Over twelve months	89,597
Total	$189,928

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments.  Borrowings increased in 2009 as the Company opted to supplement maturing FHLB debt with lower rate FHLB borrowings to support loan growth.  In 2008, we also began purchasing federal funds from local banking institutions as an additional funding source for the Bank.  Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Balance outstanding at end of year	$75,410	$65,486	$36,527
Average amount outstanding during the year	$65,884	$55,882	$39,193
Weighted average interest rate during the year	3.04%	3.59%	4.74%
Maximum outstanding at any month end	$75,410	$73,227	$49,188
Weighted average interest rate at end of year	2.35%	3.15%	4.49%

Federal funds purchased at December 31, 2009 totaling $13.1 million had a weighted average rate of 0.35%.  Outstanding FHLB borrowings at December 31, 2009 totaling $62.3 million had a weighted average rate of 2.77%.  At December 31, 2009, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity

Stockholders’ equity increased from $189.8 million as of December 31, 2008 to $200.4 million as of December 31, 2009, primarily as a result of net income and improved market pricing on the available-for-sale securities portfolio.  The Company also completed the repurchase of $4.5 million of treasury shares and $1.5 million of shares for its equity incentive plan.

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

	At or For the Years Ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets:
Interest-earning assets:
Loans	$768,278	$45,050	5.86%	$621,985	$38,781	6.24%	$550,494	$35,745	6.49
Securities	291,372	11,592	3.98	297,645	12,433	4.18	275,055	12,170	4.42
Other interest-earning assets	25,883	25	0.10	69,275	1,683	2.43	26,244	1,260	4.80
Total interest-earning assets	1,085,533	56,667	5.22	988,905	52,897	5.35	851,793	49,175	5.77
Noninterest-earning assets	78,776			79,250			65,348
Total assets	$1,164,309			$1,068,155			$917,141

Liabilities and equity:
Interest-bearing liabilities:
NOW deposits	$37,838	$128	0.34	$39,351	$301	0.76	$34,355	$123	0.36
Money market deposits	231,248	3,956	1.71	149,827	4,019	2.68	113,392	4,164	3.67
Regular and other deposits	127,621	1,026	0.80	127,250	1,445	1.14	129,153	1,500	1.16
Certificates of deposit	436,341	13,276	3.04	437,183	19,275	4.41	422,588	20,452	4.84
Total interest-bearing deposits	833,048	18,386	2.21	753,611	25,040	3.32	699,488	26,239	3.75
Borrowings	65,884	2,006	3.04	55,882	2,004	3.59	39,193	1,857	4.74
Total interest-bearing liabilities	898,932	20,392	2.27	809,493	27,044	3.34	738,681	28,096	3.80

Noninterest-bearing demand deposits	61,342			54,503			54,051
Other noninterest-bearing liabilities	10,149			10,070			11,429
Total liabilities	970,423			874,066			804,161
Total equity	193,886			194,089			112,980
Total liabilities and equity	$1,164,309			$1,068,155			$917,141

Net interest-earning assets	$186,601			$179,412			$113,112

Net interest income		$36,275			$25,853			$21,079
Interest rate spread			2.95%			2.01%			1.97%
Net interest margin			3.34%			2.61%			2.47%
Average interest-earning assets to
average interest-bearing liabilities		120.76%			122.16%			115.31%

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

	Years Ended December 31, 2009 Compared to 2008 Increase (Decrease) Due to			Years Ended December 31, 2008 Compared to 2007 Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$8,394	$(2,125)	$6,269	$4,398	$(1,362)	$3,036
Securities	(258)	(583)	(841)	824	(561)	263
Other interest-earning assets	(655)	(1,003)	(1,658)	605	(182)	423
Total	7,481	(3,711)	3,770	5,827	(2,105)	3,722

Interest expense:
Deposits	3,045	(9,699)	(6,654)	2,517	(3,716)	(1,199)
Borrowings	13	(11)	2	343	(196)	147
Total	3,058	(9,710)	(6,652)	2,860	(3,912)	(1,052)
Change in net interest income	$4,423	$5,999	$10,422	$2,967	$1,807	$4,774

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

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

For the year ended December 31, 2009, the Company recorded net income of $3.8 million compared to a net loss of $2.1 million for the year ended December 31, 2008.  The results of 2009 were positively impacted by higher net interest income, which increased by $10.4 million, or 40.3%, to $36.3 million.  In 2009, the Company recorded a net loss on sale of securities of $158,000 and other than temporary impairment losses of $429,000, compared to a gain on sale of securities of $4.4 million in 2008.  In addition, the 2008 results include a non-recurring $3.0 million pre-tax contribution of stock to the Company’s charitable foundation.

For the year ended December 31, 2008, the Company recorded a net loss of $2.1 million, compared to net income of $2.3 million for the year ended December 31, 2007.  The 2008 net loss includes a non-recurring $3.0 million pre-tax contribution of stock to the Company’s charitable foundation, and pre-tax compensation charges of $1.5 million as a result of the retirement of the Bank’s President.  The results of 2008 were also impacted by higher non-interest income, which increased by $3.7 million, or 80.0%, and higher non-interest expenses, which increased $9.3 million, or 41.3%.

Net Income (Loss)

Net income (loss) information is as follows:

	Years Ended December 31,			Change 2009/2008		Change 2008/2007
(In thousands)	2009	2008	2007	Amount	Percent	Amount	Percent
Net interest income	$36,275	$25,853	$21,079	$10,422	40.3%	$4,774	22.6%
Provision for loan losses	4,082	5,638	465	(1,556)	(27.6)	5,173	1,112.5
Non-interest income	5,295	8,373	4,652	(3,078)	(36.8)	3,721	80.0
Non-interest expenses	31,566	31,966	22,620	(400)	(1.3)	9,346	41.3
Net income (loss)	3,763	(2,108)	2,266	5,871	278.5	(4,374)	(193.0)

Return (loss) on average equity	1.94%	(1.09)%	2.01%		278.0%		(154.2	) %
Return (loss) on average assets	0.32%	(0.20)%	0.25%		260.0%		(180.0	) %

Net Interest Income

Net interest income for the year ended December 31, 2009 was $36.3 million, an increase of $10.4 million, or 40.3%, from the year ended December 31, 2008.  Loan interest income increased by $6.3 million, or 16.2%, while deposit interest expense decreased by $6.7 million, or 26.6%.  For the year ended December 31, 2009, the net interest margin was 3.34%, compared to 2.61% for 2008.  The increase in the margin in 2009 is due primarily to a decrease in the overall rate paid on deposits and borrowings, as competition has lessened due to customers’ preference for the safety of insured deposits and the low interest rate environment.

Growth in the loan portfolio resulted in increased interest income in 2009, from $38.8 million for the year ended December 31, 2008, to $45.0 million for the year ended December 31, 2009, as average loan balances increased from $622.0 million to $768.3 million despite a decline in yield from 6.24% to 5.86%.  The average balance of interest-bearing deposits increased from $753.6 million to $833.0 million for the years ended December 31, 2008 and 2009, respectively, while deposit interest expense decreased $6.7 million, or 26.6%.  The average rate paid on all deposit types declined from 3.32% in 2008 to 2.21% in 2009.

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

Growth in the loan portfolio resulted in increased interest income in 2008, from $35.7 million for the year ended December 31, 2007, to $38.8 million for the year ended December 31, 2008, as average loan balances increased from $550.5 million to $622.0 million, which were affected, in part, by lower yields due to the lower interest rate environment.

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

Provision for Loan Losses

The Company’s loan loss provision was $4.1 million, $5.6 million and $465,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Changes in the provision relate to loan growth, specific reserves taken for impaired loans, and management’s assessment of various factors affecting the portfolio, including, among others, an ongoing evaluation of credit quality, local real estate market conditions, local and national economic factors, and changes in delinquent and non-performing loans.   The reduction in the level of provision expense for 2009 compared to 2008 was due in part to lower provision expense related to specific reserves recorded for impaired loans.  In 2009, the Company recorded a net expense for specific reserves on impaired loans of $2.0 million compared to $2.6 million in 2008.  The Company also experienced lower loan growth in 2009 than in 2008.

A number of factors contributed to the increase in the provision in 2008 compared to 2007.  In 2008, total loans increased significantly, to $712.0 million at December 31, 2008 from $572.8 million at December 31, 2007.  Non-accrual loans increased to $14.2 million at December 31, 2008 from $5.0 million at December 31, 2007. Charge-offs increased from $270,000 in 2007 to $2.4 million in 2008.  These increases, along with the deterioration the economic environment and the financial services industry, contributed to the increased provision for loan losses via specific impairment reserves and increases to the general reserve factors for the portfolio.

The allowance for loan losses was $9.2 million, 1.12%, of total loans outstanding as of December 31, 2009, as compared with $6.9 million, 0.97% of total loans as of December 31, 2008.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income

	Years Ended December 31,			Change 2009/2008			Change 2008/2007
(In thousands)	2009	2008	2007	Amount	Percent		Amount	Percent
Customer service fees	$3,219	$2,796	$2,733	$423	15.1%		$63	2.3%
Loan fees	584	673	664	(89)	(13.2)		9	1.4
Gain on sales of loans, net	560	39	49	521	1,335.9		(10)	(20.4)
Other-than-temporary impairment losses on securities	(429)	-	-	(429)	(100.0)		-	-
Gain (loss) on sales of securities	(158)	4,433	299	(4,591)	(103.6)		4,134	1,382.6
Income from bank-owned life insurance	890	828	1,143	62	7.5		(315)	(27.6)
Equity income (loss) on investment in affiliate bank	629	(396)	(541)	1,025	258.8		145	26.8
Litigation settlement	-	-	305	-	-		(305)	(100.0)
Total non-interest income	$5,295	$8,373	$4,652	$(3,078)	(36.8	) %	$3,721	80.0%

Non-interest income for the year ended December 31, 2009 was $5.3 million, compared to $8.4 million for the year ended December 31, 2008.  The Company recorded a loss on securities determined to be other than temporarily impaired of $429,000 and a loss on sale of securities of $158,000 in 2009, compared to a net gain on sale of securities of $4.4 million in 2008.  The Company recorded a gain on sale of loans of $560,000 in 2009, compared to $39,000 in 2008, as saleable residential loan origination volume increased in 2009 due to lower rates.  The Company recorded equity income on its investment in affiliate bank of $629,000 in 2009, compared to a loss of $396,000 recorded for 2008, as the affiliate bank continued to grow, increasing net interest income while maintaining expense levels.

Non-interest income increased by $3.7 million, to $8.4 million for the year ended December 31, 2008 from 2007.  In 2008, the Company recorded gain on sale of securities of $4.4 million, compared to $299,000 in 2007, while income from bank-owned life insurance decreased $315,000, or 27.6%, due to policy redemptions  received in 2007.  In addition, the Company received $305,000 of proceeds from a litigation settlement in 2007.

Non-Interest Expense

	Years Ended December 31,			Change 2009/2008			Change 2008/2007
(In thousands)	2009	2008	2007	Amount	Percent		Amount	Percent
Salaries and employee benefits	$18,726	$17,678	$14,486	$1,048	5.9%		3,192	22.0%
Occupancy and equipment	3,056	2,915	2,602	141	4.8		313	12.0
Data processing	1,752	1,662	1,588	90	5.4		74	4.7
Marketing and advertising	1,241	1,214	987	27	2.2		227	23.0
Professional services	1,997	2,300	1,069	(303)	(13.2)		1,231	115.2
Contribution to Meridian
Charitable Foundation	-	3,000	-	(3,000)	-		3,000	100.0
Foreclosed real estate expense	373	675	19	(302)	(44.7)		656	3,452.6
Deposit insurance	1,879	507	87	1,372	270.6		420	482.8
Other general and administrative	2,542	2,015	1,782	527	26.2		233	13.1
Total non-interest expense	$31,566	$31,966	$22,620	$(400)	(1.3	) %	9,346	41.3%

Non-interest expense was $31.6 million and $32.0 million for the years ended December 31, 2009 and 2008, respectively.  Salary and employee benefit expenses increased $1.0 million, or 5.9%, to $18.7 million, for the year ended December 31, 2009, as a result of expenses relating to the Company’s equity incentive plans. Consistent with the terms of their employment agreements, the Bank entered into Separation Agreements with two executives upon their retirement during 2009 and one executive in 2008, which provided for the payment of certain benefits.  During 2009 and 2008, the Company recorded pre-tax charges of $1,762,000 and $1,520,000, respectively as a result of the Separation Agreements. In the first quarter of 2008, the Company made a pre-tax $3.0 million contribution to the Company’s charitable foundation in conjunction with its stock offering and no such contribution was made in 2009.  Deposit insurance expense increased by $1.4 million, to $1.9 million in 2009, due to deposit growth and increased rates levied on all FDIC insured institutions, including a $502,000 special assessment.   Foreclosed real estate expense decreased to $373,000 from $675,000, due mainly to lower valuation allowances recorded in 2009, and a net gain on sale of foreclosed real estate recorded in 2009.  Other general and administrative expense increased by $527,000, or 26.2% primarily as a result of $429,000 of expenses related to the Company’s acquisition of Mt. Washington.

Non-interest expense increased $9.3 million, from $22.6 million to $32.0 million for the years ended December 31, 2007, and 2008, respectively.  Salary and employee benefit costs increased from $14.5 million to $17.7 million, primarily as a result of the $1.5 million retirement charge for the Bank’s President and expense incurred for the Company’s Employee Stock Ownership Plan (ESOP) of $400,000 and post-retirement benefits of $526,000.  The Company instituted a hiring freeze in late 2008, and the Company opted to outsource its internal audit function for 2009.   In 2008, the Company also made a non-recurring $3.0 million pre-tax contribution to the Meridian Charitable Foundation in conjunction with its stock offering, and incurred an increase in professional service fees from $1.1 million to $2.3 million as a result of our being a public company.  Foreclosed real estate expense increased $656,000 in 2008, as more properties were acquired through foreclosure.  Deposit insurance increased from $87,000 to $507,000 primarily due to an increase in FDIC insurance premiums as well as an FDIC deposit insurance credit in 2007.

Income Tax Expense

The Company recorded income tax expense of $2.2 million for 2009, reflecting an effective tax rate of 36.5% compared to tax benefit of $1.3 million, or 37.6% for 2008.  Included in the 2008 net operating loss is the Company’s $3.0 million contribution to the Meridian Charitable Foundation, which contributed to an increase in the Company’s deferred tax asset from prior year.  The Company recorded a valuation allowance against the deferred tax asset of $500,000 in 2008, which was reduced to $441,000 as of December 31, 2009 as a result of its periodic analysis of the components of the deferred tax asset.

The increase in our effective tax rate from 14.4% in 2007 to a tax benefit of 37.6% in 2008 was primarily attributable to the level of permanent differences to pretax income in 2007. These differences relate to dividends from equity securities and income from bank-owned life insurance.  In 2007, we also received proceeds of $501,000 from two bank-owned life insurance policies due to the death of covered individuals that was not taxable.

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

The Company’s Risk Management Officer oversees the risk management process, with responsibility for the overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following risk areas:  interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory.  This individual provides counsel to members of our senior management team on all issues that effect our risk positions.  In addition, this position is responsible for the following:

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Company at January 1, 2010 through December 31, 2010.

Interest Rate Sensitivity
Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
	(Dollars in Thousands)
300	$35,173	$(7,771)	(18.10	) %
Flat	42,944
-50	43,701	757	1.76

The basis point changes in rates in the above table are assumed to occur evenly over the following 12 months.

The Company has reviewed the interest rate sensitivity of Mt. Washington as of December 31, 2009.  Mt. Washington was within its policy limitations for its interest income simulation.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2009, cash and cash equivalents totaled $20.0 million.  We also hold $20.0 million of money market mutual funds that could provide us with additional liquidity.  In addition, at December 31, 2009, we had $118.7 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit.  On December 31, 2009, we had $62.3 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2009 and 2008 we had total loan commitments outstanding, as follows:

	December 31,	December 31,
(In thousands)	2009	2008
Unadvanced portion of existing loans:
Construction	$72,218	$82,041
Home equity line of credit	25,623	27,168
Other lines and letters of credit	4,038	3,658
Commitments to originate:
One- to four-family	1,844	4,567
Commercial real estate	18,711	36,738
Construction	27,460	17,729
Other loans	4,457	1,037
Total loan commitments outstanding	$154,351	$172,938

Historically, some of the commitments expire without being fully drawn; therefore the total amount of commitment does not necessarily represent future cash requirement.  The Bank provides participating checking accounts with overdraft account protection covering $7.7 million of balances as of December 31, 2009.  We also have a seven year contract with our core data processing provider with an outstanding commitment of $5.2 million as of December 31, 2009, and an annual payment of $1.3 million.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2009 totaled $260.7 million, or 58.6% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents our contractual obligations as of December 31, 2009.

Contractual Obligations

	Payments Due by Period
(In thousands)	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt obligations	$50,200	$5,200	$30,000	$15,000	$-
Operating lease obligations	1,069	197	349	205	318
Other long-term obligations (1)	5,220	1,305	2,610	1,305	-
Total	$56,489	$6,702	$32,959	$16,510	$318
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

Capital Management

Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.  East Boston Saving Bank is considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements,” “Regulatory Capital Compliance” and Note 15 Minimum Regulatory Capital Requirements in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 12 Other Commitments and Contingencies in Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.  We had no investment in derivative securities at December 31, 2009.

For the year ended December 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

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

Item 8.   financial statements and supplementary data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Meridian Interstate Bancorp, Inc. (the “Company”), is responsible for establishing and maintaining effective internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows.  This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

/s/ Richard J. Gavegnano	March 15, 2010
Richard J. Gavegnano
Chairman of the Board and Chief Executive Officer

/s/ Mark L. Abbate	March 15, 2010
Mark L. Abbate
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meridian Interstate Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Interstate Bancorp, Inc., (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  We also have audited Meridian Interstate Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Meridian Interstate Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Interstate Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Meridian Interstate Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Wolf & Company. P.C.
Boston, Massachusetts
March 15, 2010

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and due from banks	$9,010	$10,354
Federal funds sold	10,956	9,911
Total cash and cash equivalents	19,966	20,265

Certificates of deposit - affiliate bank	3,000	7,000
Securities available for sale, at fair value	293,367	252,529
Federal Home Loan Bank stock, at cost	4,605	4,303
Loans held for sale	955	-

Loans	822,542	711,016
Less allowance for loan losses	(9,242)	(6,912)
Loans, net	813,300	704,104

Bank-owned life insurance	23,721	22,831
Foreclosed real estate, net	2,869	2,604
Investment in affiliate bank	11,005	10,376
Premises and equipment, net	23,195	22,710
Accrued interest receivable	6,231	6,036
Prepaid deposit insurance	5,114	-
Deferred tax asset, net	1,523	10,057
Other assets	2,535	2,537
Total assets	$1,211,386	$1,065,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$63,606	$55,216
Interest-bearing	858,869	741,636
Total deposits	922,475	796,852

Short-term borrowings - affiliate bank	3,102	7,811
Short-term borrowings - other	22,108	-
Long-term debt	50,200	57,675
Accrued expenses and other liabilities	13,086	13,174
Total liabilities	1,010,971	875,512
Commitments and contingencies (Notes 6, 8 and 12)
Stockholders' equity:
Common stock, no par value, 50,000,000 shares
authorized; 23,000,000 shares issued	-	-
Additional paid-in capital	100,972	100,684
Retained earnings	109,189	105,426
Accumulated other comprehensive income (loss)	5,583	(6,205)
Treasury stock, at cost, 517,500 shares at December 31, 2009	(4,535)	-
Unearned compensation - ESOP, 745,200 and 786,600
shares at December 31, 2009 and 2008, respectively	(7,452)	(7,866)
Unearned compensation - restricted shares, 383,935 and
250,000 shares at December 31, 2009 and 2008, respectively	(3,342)	(2,199)
Total stockholders' equity	200,415	189,840
Total liabilities and stockholders' equity	$1,211,386	$1,065,352

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
Interest and dividend income:
Interest and fees on loans	$45,050	$38,781	$35,745
Interest on debt securities	10,432	10,460	11,039
Dividends on equity securities	1,071	1,816	1,131
Interest on certificates of deposit	89	157	-
Interest on federal funds sold	25	1,683	1,260
Total interest and dividend income	56,667	52,897	49,175
Interest expense:
Interest on deposits	18,386	25,040	26,239
Interest on short-term borrowings	61	132	370
Interest on long-term debt	1,945	1,872	1,487
Total interest expense	20,392	27,044	28,096

Net interest income	36,275	25,853	21,079
Provision for loan losses	4,082	5,638	465
Net interest income, after provision
for loan losses	32,193	20,215	20,614
Non-interest income:
Customer service fees	3,219	2,796	2,733
Loan fees	584	673	664
Gain on sales of loans, net	560	39	49
Other-than-temporary impairment losses on securities	(429)	-	-
Gain (loss) on sales of securities, net	(158)	4,433	299
Income from bank-owned life insurance	890	828	1,143
Equity income (loss) on investment in affiliate bank	629	(396)	(541)
Litigation settlement	-	-	305
Total non-interest income	5,295	8,373	4,652
Non-interest expenses:
Salaries and employee benefits	18,726	17,678	14,486
Occupancy and equipment	3,056	2,915	2,602
Data processing	1,752	1,662	1,588
Marketing and advertising	1,241	1,214	987
Professional services	1,997	2,300	1,069
Contribution to Charitable Foundation	-	3,000	-
Foreclosed real estate	373	675	19
Deposit insurance	1,879	507	87
Other general and administrative	2,542	2,015	1,782
Total non-interest expenses	31,566	31,966	22,620
Income (loss) before income taxes	5,922	(3,378)	2,646
Provision (benefit) for income taxes	2,159	(1,270)	380
Net income (loss)	$3,763	$(2,108)	$2,266

Income (loss) per share:
Basic	$0.17	N/A	N/A
Diluted	$0.17	N/A	N/A

Weighted Average Shares:
Basic	21,820,860	N/A	N/A
Diluted	21,821,038	N/A	N/A

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)	Shares of Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
Balance at December 31, 2006	-	$-	$106,911	$3,364	$-	$-	$-	$110,275
Comprehensive income:
Net income	-	-	2,266	-	-	-	-	2,266
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	2,720	-	-	-	2,720
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	94	-	-	-	94
Termination of supplemental executive
retirement plan, net of tax effects	-	-	-	329	-	-	-	329
Total comprehensive income								5,409
Balance at December 31, 2007	-	-	109,177	6,507	-	-	-	115,684
Adjustment to initially apply guidance on
split dollar life insurance	-	-	(1,643)	-	-	-		(1,643)
Comprehensive loss:
Net loss	-	-	(2,108)	-	-	-	-	(2,108)
Change in net unrealized gain on securities available for
sale, net of reclassification adjustment and tax effects	-	-	-	(12,384)	-	-	-	(12,384)
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	25	-	-	-	25
Total comprehensive loss								(14,467)
Adjustment to initially apply plan accounting for
long-term health care plan, net of tax effects	-	-	-	(353)	-	-	-	(353)
Issuance of 12,650,000 shares to the mutual
holding company	12,650,000	-	-	-	-	-	-	-
Issuance of 10,050,000 shares in the initial
public offering, net of expenses of $2,867	10,050,000	97,633	-	-	-	-	-	97,633
Issuance and contribution of 300,000 shares
to the Meridian Charitable Foundation	300,000	3,000	-	-	-	-	-	3,000
Purchase of 828,000 shares of common stock by the ESOP	-	-	-	-	-	(8,280)	-	(8,280)
ESOP shares earned (41,400 shares)	-	(14)	-	-	-	414	-	400
Purchase of 250,000 shares for restricted stock awards	(250,000)	-	-	-	-	-	(2,262)	(2,262)
Share-based compensation expense	-	65	-	-	-	-	63	128
Balance at December 31, 2008	22,750,000	100,684	105,426	(6,205)	-	(7,866)	(2,199)	189,840
Comprehensive income :
Net income	-	-	3,763	-	-	-	-	3,763
Change in net unrealized gain on securities available
for sale, net of reclassification adjustment and tax effects	-	-	-	11,826	-	-	-	11,826
Change in prior service costs and
actuarial losses, net of tax effects	-	-	-	(38)	-	-	-	(38)
Total comprehensive income								15,551
Purchase of treasury stock (517,500 shares)	(517,500)	-	-	-	(4,535)	-	-	(4,535)
ESOP shares earned (41,400 shares)	-	(59)	-	-	-	414	-	355
Purchase of 164,000 shares for restricted stock awards	(164,000)	-	-	-	-	-	(1,468)	(1,468)
Share-based compensation expense	30,065	347	-	-	-	-	325	672
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2009	2008	2007

Change flows from operating activities:
Net income (loss)	$3,763	$(2,108)	$2,266
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	4,082	5,638	465
Contribution of stock to charitable foundation	-	3,000	-
Amortization of net deferred loan origination fees	(60)	(286)	(464)
Net amortization of securities available for sale	1,226	1,118	649
Depreciation and amortization expense	1,287	1,270	1,200
Loss (gain) on sales of securities, net	158	(4,433)	(299)
Other-than-temporary impairment losses on securities	429	-	-
Net loss and provision for foreclosed real estate	188	480	-
Deferred income tax provision (benefit)	671	(2,463)	(316)
Income from bank-owned life insurance	(890)	(828)	(1,143)
Equity (income) loss on investment in affiliate bank	(629)	396	541
Earned ESOP shares	355	400	-
Share-based compensation expense	672	128	-
Net changes in:
Loans held for sale	(955)	-	745
Accrued interest receivable	(195)	(272)	(262)
Prepaid deposit insurance	(5,114)	-	-
Other assets	2	1,354	(2,005)
Accrued expenses and other liabilities	(141)	(1,605)	1,647
Net cash provided by operating activities	4,849	1,789	3,024

Cash flows from investing activities:
Maturities of certificates of deposit	7,000	-	-
Purchases of certificates of deposit	(3,000)	(7,000)	-
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	49,198	121,131	97,441
Proceeds from redemption of mutual funds	31,789	57,000	-
Proceeds from sales	9,203	18,359	44,091
Purchases	(113,137)	(199,867)	(122,763)
Redemption (purchase) of Federal Home Loan Bank stock	(302)	(1,138)	206
Loans originated, net of principal payments received	(114,303)	(145,280)	(36,386)
Purchase of bank-owned life insurance	-	(4,000)	-
Decrease in cash surrender value from life insurance proceeds	-	-	2,169
Purchases of premises and equipment	(1,772)	(1,164)	(4,316)
Proceeds from sales of foreclosed real estate	2,245	1,463	220
Capitalized costs on foreclosed real estate	(1,613)	(59)	-
Net cash used in investing activities	(134,692)	(160,555)	(19,338)

(continued)

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
(In thousands)	2009	2008	2007

Cash flows from financing activities:
Net increase in deposits	125,623	22,406	37,457
Net change in stock subscriptions	-	(62,518)	62,518
Proceeds from sale of common stock	-	97,633	-
Common stock purchased by ESOP	-	(8,280)	-
Purchase of stock for restricted stock awards	(1,468)	(2,262)	-
Purchase of treasury stock	(4,535)	-	-
Net change in borrowings with maturities
less than three months	17,399	(1,343)	(212)
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	-	45,150	150
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(7,475)	(14,848)	(4,000)
Net cash provided by financing activities	129,544	75,938	95,913

Net change in cash and cash equivalents	(299)	(82,828)	79,599

Cash and cash equivalents at beginning of year	20,265	103,093	23,494

Cash and cash equivalents at end of year	$19,966	$20,265	$103,093

Supplemental cash flow information:
Interest paid on deposits	$18,714	$25,237	$26,171
Interest paid on borrowed funds	2,031	1,948	1,872
Income taxes paid, net of refunds	635	647	455
Non-cash investing and financing activities:
Transfers from loans held for sale to loans	-	-	2,849
Transfers from loans to foreclosed real estate	1,085	3,928	780

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”), a 57.2%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company.  The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”).  The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive.  The Company has another subsidiary, Meridian Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). All significant intercompany balances and transactions have been eliminated in consolidation.

As of December 31, 2009, Meridian holds 12,650,000 shares or 57.2% of the Company’s outstanding common stock.  In conjunction with its acquisition of Mt. Washington Cooperative Bank (“Mt. Washington”), the Company issued shares of stock to Meridian increasing Meridian’s ownership of the Company to 58.2% on January 4, 2010.  Refer to Note 2 for additional information regarding the acquisition of Mt. Washington.

The Company also holds a 40% share in Hampshire First Bank, and is accounting for this investment by the equity method of accounting, under which the Company’s share of the net income or loss of the affiliate is recognized as income or loss in the Company’s consolidated statement of operations.

Business and Operating Segments

The Bank provides loan and deposit services to its customers through its local banking offices in the greater Boston metropolitan area.  The Bank is subject to competition from other financial institutions including commercial banks, other savings banks, credit unions, mortgage banking companies and other financial service providers.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities and the valuation of deferred tax assets and foreclosed real estate.

Reclassification

Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts.  Note 4 includes the types of securities in which the Company invests and Note 5 includes the types of lending in which the Company engages.  The Company believes that it does not have any significant concentration in any one industry or customer.  Within the securities portfolio, the Company has a significant amount of corporate debt and marketable equity securities issued by companies in the financial services sector.  Given the current market conditions, this sector continues to have an enhanced level of credit risk.  As of December 31, 2009, the fair value of corporate debt and marketable equity securities in the financial services sector amounted to $60,723,000 and $3,505,000, respectively.   See Note 4.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand.  The Bank may from time to time have deposits in financial institutions which exceed the federally insured limits.

Certificates of Deposit

Certificates of deposits are purchased from FDIC-insured depository institutions, have an original maturity of greater than ninety days and are carried at cost.  The Company’s balance in certificates of deposit at December 31, 2009 and 2008 exceeded the FDIC insurance limit of $250,000.

Fair Value Hierarchy

The Company groups its assets and liabilities that are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Securities Available for Sale

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss, net of tax effects.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Available for Sale (concluded)

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ("OTTI").  Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income/loss, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.   The FHLB announced the suspension of its dividend payment in the first quarter of 2009.  The FHLB also announced a moratorium on redemption of its stock.  The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock.  As of December 31, 2009 and 2008, no impairment has been recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR").  All TDRs are initially classified as impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.   Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures unless such loans are subject to a troubled debt restructuring agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in foreclosed real estate expense.

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

Supplemental Executive Retirement Plans

The Bank accounts for certain supplemental executive retirement benefits on the net periodic pension cost method using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

Share-Based Compensation Plans

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide service for the award.  Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period.  The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP.   Unearned compensation applicable to the ESOP is reflected as a reduction of stockholder’s equity in the consolidated balance sheets.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company does not have any uncertain tax positions at December 31, 2009 which require accrual or disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (concluded)

Income tax benefits related to stock compensation in excess of grant date fair value, less any proceeds on exercise, are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings Per Share

Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.  Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

Year Ended December 31,
(Net income in thousands)	2009
Net income applicable to common stock	$3,763

Weighted average common shares outstanding—basic	21,820,860
Dilutive effect of stock-based compensation	178
Weighted average common shares outstanding
used to calculate diluted earnings per share	21,821,038

Earnings per share are not applicable for the years ended December 31, 2008 and 2007, as the Company did not issue stock until January 22, 2008.  Options for 593,000 shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss.  The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Unrealized holding gains (losses) on
securities available for sale	$19,117	$(16,788)	$4,814
Reclassification adjustments for losses (gains)
realized in income	587	(4,433)	(299)
Unrealized gains (losses)	19,704	(21,221)	4,515
Tax effect	(7,878)	8,837	(1,795)

Net-of-tax amount	11,826	(12,384)	2,720

Amortization of net actuarial loss and prior service
cost - supplemental director retirement plan	28	27	159
Tax effect	(11)	(11)	(65)
Net-of-tax amount	17	16	94

Amortization of net actuarial loss and prior
service cost - long-term health care plan	(81)	18	-
Tax effect	26	(9)	-
Net-of-tax amount	(55)	9	-

Termination of supplemental executive
retirement plan	-	-	557
Tax effect	-	-	(228)
Net-of-tax amount	-	-	329
	$11,788	$(12,359)	$3,143

Unrecognized prior service costs amounting to $28,000 and $26,000, included in accumulated other comprehensive income at December 31, 2009, are expected to be recognized as a component of net periodic retirement plan cost and long-term health care cost, respectively, for the year ending December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (concluded)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
(In thousands)	2009	2008
Net unrealized gain (loss) on securities
available for sale	$10,027	$(9,677)
Tax effect	(3,916)	3,962
Net-of-tax amount	6,111	(5,715)
Unrecognized net actuarial loss pertaining
to supplemental executive retirement plans	(48)	(40)
Unrecognized prior service cost pertaining
to supplemental executive retirement plans	(173)	(209)
Total	(221)	(249)
Tax effect	92	103
Net-of-tax amount	(129)	(146)
Unrecognized prior service cost pertaining
to long-term health care plan	(603)	(522)
Tax effect	204	178
Net-of-tax amount	(399)	(344)
	$5,583	$(6,205)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification was effective for the Company during its interim period ending September 30, 2009 and did not have an impact on its financial condition or results of operations.

In December 2007, the FASB issued guidance that establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. This guidance further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In June 2008, the FASB issued guidance that clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of this guidance on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (concluded)

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The guidance is effective for periods ending after June 15, 2009.  The adoption of this guidance on April 1, 2009 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance that modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under this guidance, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of this guidance, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. This guidance also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. This guidance is effective for periods ending after June 15, 2009. The adoption of this guidance on April 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company will adopt this new guidance on January 1, 2010, as required.  Management does not expect such adoption to have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles for measuring fair value, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance was adopted on September 30, 2009 and did not have any impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	ACQUISITION

In an effort to expand and diversify its market area, the Company completed its acquisition of 100% of Mt. Washington Cooperative Bank, a Massachusetts-chartered mutual bank, on January 4, 2010.  Pursuant to the merger agreement, upon completion of the transaction the Company issued 514,109 shares of its common stock to Meridian Financial Services, Incorporated.  The shares issued reflect the value of Mt. Washington as determined by two independent appraisals.  The Company recorded merger and acquisition expenses of $449,000 in 2009, which are included in other general and administrative expenses.  Current accounting guidance requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date and to report supplemental pro forma financial information. However, after making every reasonable effort to do so, the Company has not completed the process of obtaining the fair values of the assets acquired and the liabilities assumed in the acquisition of Mt. Washington. The Company expects to recognize the fair value of the transaction and report the required financial information by March 22, 2010.

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At both December 31, 2009 and 2008, these reserve balances amounted to $400,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$59,219	$1,786	$(282)	$60,723
Industry and manufacturing	54,522	2,106	(481)	56,147
Consumer products and services	50,402	2,205	-	52,607
Other	48,136	2,394	-	50,530
Total corporate bonds	212,279	8,491	(763)	220,007
Residential mortgage-backed securities	23,659	148	(29)	23,778
Total debt securities	235,938	8,639	(792)	243,785
Marketable equity securities:
Common stocks	26,698	3,001	(821)	28,878
Money market mutual funds	20,704	-	-	20,704
Total marketable equity securities	47,402	3,001	(821)	49,582
Total securities available
for sale	$283,340	$11,640	$(1,613)	$293,367

December 31, 2008
Debt securities:
Corporate bonds:
Financial services	$61,762	$129	$(5,528)	$56,363
Industry and manufacturing	43,752	112	(1,017)	42,847
Consumer products and services	36,456	491	(160)	36,787
Other	68,109	672	(1,091)	67,690
Total corporate bonds	210,079	1,404	(7,796)	203,687
Government-sponsored enterprises	1,000	3	-	1,003
Residential mortgage-backed securities	40	3	(3)	40
Total debt securities	211,119	1,410	(7,799)	204,730
Marketable equity securities:
Common stocks	26,142	1,185	(4,473)	22,854
Money market mutual funds	24,945	-	-	24,945
Total marketable equity securities	51,087	1,185	(4,473)	47,799
Total securities available
for sale	$262,206	$2,595	$(12,272)	$252,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009 follows.  Expected maturities may differ from contractual maturities because of scheduled payments received on residential mortgage-backed securities and because issuers may have the right to call or prepay obligations with or without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
Corporate bonds:
Financial services	$11,556	$11,771	$47,663	$48,952	$-	$-	$59,219	$60,723
Industry and manufacturing	6,544	6,705	47,978	49,442	-	-	54,522	56,147
Consumer products and services	9,499	9,638	40,903	42,969	-	-	50,402	52,607
Other	3,511	3,526	44,625	47,004	-	-	48,136	50,530
Total corporate bonds	31,110	31,640	181,169	188,367	-	-	212,279	220,007
Residential mortgage-
backed securities	-	-	3,045	3,029	20,614	20,749	23,659	23,778

Total	$31,110	$31,640	$184,214	$191,396	$20,614	$20,749	$235,938	$243,785

For the years ended December 31, 2009, 2008 and 2007, proceeds from sales of securities available for sale amounted to $9,203,000, $18,359,000 and $44,091,000 respectively.  Gross gains of $1,291,000, $5,133,000 and $2,493,000 and gross losses of $1,449,000, $700,000 and $2,194,000, respectively, were realized on those sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SECURITIES AVAILABLE FOR SALE (Continued)

Information pertaining to securities available for sale as of December 31, 2009 and 2008, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$24	$6,059	$258	$6,736
Industry and manufacturing	-	-	481	5,519
Total corporate bonds	24	6,059	739	12,255
Residential mortgage-backed securities	26	8,163	3	9
Total debt securities	50	14,222	742	12,264

Common stock	-	-	821	6,890
Total temporarily impaired
securities	$50	$14,222	$1,563	$19,154
December 31, 2008
Debt securities:
Corporate bonds
Financial services	$2,289	$19,127	$3,239	$27,160
Industry and manufacturing	1,008	26,660	9	1,490
Consumer products and services	84	11,484	76	3,445
Other	1,050	19,874	41	4,007
Total corporate bonds	4,431	77,145	3,365	36,102

Residential mortgage-backed securities	-	-	3	11
Total debt securities	4,431	77,145	3,368	36,113

Common stock	3,728	14,979	745	2,281
Total temporarily impaired
securities	$8,159	$92,124	$4,113	$38,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	SECURITIES AVAILABLE FOR SALE (Concluded)

At December 31, 2009, ten debt securities have unrealized losses with aggregate depreciation of 2.9% from the Company’s amortized cost basis.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts.  The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

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

At December 31, 2009, twelve marketable equity securities have unrealized losses with aggregate depreciation of 10.6% from the Company’s cost basis.  Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value.   In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired.  Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value.  Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS

A summary of loans follows:

	December 31,
(In thousands)	2009	2008
Mortgage loans on real estate:
Residential real estate	$276,122	$274,716
Commercial real estate	350,648	269,454
Construction	94,102	91,652
Multi-family	53,402	31,212
Home equity lines of credit	29,979	28,253
	804,253	695,287
Other loans:
Commercial non-real estate	18,029	15,355
Consumer	1,205	1,379
	19,234	16,734

Total loans	823,487	712,021
Less:
Allowance for loan losses	(9,242)	(6,912)
Net deferred loan origination fees	(945)	(1,005)

Loans, net	$813,300	$704,104

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007

Balance at beginning of year	$6,912	$3,637	$3,362
Provision for loan losses	4,082	5,638	465
Recoveries	273	3	80
Loans charged-off	(2,025)	(2,366)	(270)

Balance at end of year	$9,242	$6,912	$3,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS (Concluded)

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
(In thousands)	2009	2008

Impaired loans without a valuation allowance	$27,171	$10,538
Impaired loans with a valuation allowance	2,172	1,929

Total impaired loans	$29,343	$12,467

Valuation allowance related to impaired loans	$472	$418

Total non-accrual loans	$21,698	$14,232

Total loans past-due ninety days or more and still accruing	$-	$-

	Years Ended December 31,
(In thousands)	2009	2008	2007

Average investment in impaired loans	$18,061	$8,058	$4,605

Interest income recognized on
impaired loans	$1,362	$299	$227

Interest income recognized on a cash basis
on impaired loans	$1,008	$299	$227

At December 31, 2009, additional funds of $1,024,000 are committed to be advanced in connection with an impaired construction loan.

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

Based on a decision by management in January 2010 to reduce the Bank’s exposure to interest-rate risk, fixed-rate bi-weekly one- to four-family residential loans with an aggregate principal balance of $32.0 million were sold on February 26, 2010 for a gain of $564,000.  The Bank also transferred $2.7 million of fixed-rate bi-weekly loans from its portfolio to loans held for sale on February 28, 2010 with the intention of completing another sale by March 31, 2010. Management has the intent and ability to hold the remaining fixed-rate bi-weekly loans in the Bank’s portfolio for the foreseeable future or until maturity or pay-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	SERVICING

Loans serviced for others by the Bank are not included in the accompanying consolidated balance sheets.  The Bank retains servicing on most loan sales and generally earns a fee of 0.25% per annum based on the monthly outstanding balances of the loans serviced.  The unpaid principal balances of mortgage loans serviced for others amounted to $102,920,000 and $83,589,000 at December 31, 2009 and 2008, respectively.

Included in loans serviced for others at December 31, 2009 and 2008 is $70,653,000 and $73,606,000, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Bank may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs.  Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Bank.  At December 31, 2009 and 2008, the maximum contingent liability associated with loans sold with recourse is $2,174,000 and $1,635,000 respectively, which is not recorded in the consolidated financial statements.  The Bank has never repurchased any loans or incurred any losses under these recourse provisions.

7.	FORECLOSED REAL ESTATE

Foreclosed real estate is presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed real estate is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Balance at beginning of year	$475	$-	$-
Provision for losses	286	475	-
Charge-offs	(361)	-	-
Balance at end of year	$400	$475	$-

Expenses applicable to foreclosed real estate include the following:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Net (gain) loss on sales of real estate	$(98)	$5	$-
Provision for losses	286	475	-
Operating expenses, net of rental income	185	195	19
Total foreclosed real estate expense	$373	$675	$19

At December 31, 2009 and 2008, foreclosed assets consist of one townhouse construction development project and residential properties held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful
(In thousands)	2009	2008	Lives

Land and land improvements	$6,228	$5,007	-
Buildings	17,764	17,699	40 years
Leasehold improvements	866	866	5-15 years
Equipment	6,808	6,311	3-10 years
	31,666	29,883
Less accumulated depreciation
and amortization	(8,471)	(7,173)

	$23,195	$22,710

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $1,287,000, $1,270,000 and $1,200,000 respectively.

Lease Commitments

The Bank is obligated under non-cancelable operating lease agreements for banking offices and facilities.  These leases have terms with renewal options, the cost of which is not included below.  The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Bank.  At December 31, 2009, future minimum lease payments are as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$197
2011	197
2012	152
2013	112
2014	93
Thereafter	318
$1,069

Total rent expense for all operating leases amounted to $156,000, $108,000, and $100,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
(In thousands)	2009	2008
Demand deposits	$63,606	$55,216
NOW deposits	38,780	36,835
Money market deposits	247,006	172,876
Regular and other deposits	128,016	117,913
Total non-certificate accounts	477,408	382,840

Term certificates less than $100,000	255,139	250,319
Term certificates $100,000 and greater	189,928	163,693
Total term certificates	445,067	414,012

Total deposits	$922,475	$796,852

A summary of term certificates, by maturity, follows:

(Dollars in thousands)	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Within 1 year	$260,669	2.20%	$328,715	3.96%
Over 1 year to 2 years	95,277	2.60	59,161	3.38
Over 2 years to 3 years	46,965	2.66	18,652	3.39
Over 3 years to 4 years	11,317	3.41	2,192	4.52
Over 4 years to 5 years	30,839	3.00	5,292	3.91

	$445,067	2.42%	$414,012	3.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	BORROWINGS

At December 31, 2009, short-term borrowings consisted of federal funds purchased from our affiliate bank of $3,102,000, federal funds purchased from a non-affiliate institution of $10,008,000, both with a weighted average rate of 0.35%, and $12,100,000 of Federal Home Loan Bank (“FHLB”) advances with a weighted average rate of 0.27%.  At December 31, 2008, short-term borrowings consisted of federal funds purchased from our affiliate bank amounting to $7,811,000, with a weighted average rate of 0.91%.

Long-term debt consists of FHLB advances as follows:

(Dollars in thousands)	December 31, 2009		December 31, 2008
Maturing During the Year Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009	$-	-%	$7,475	4.00%
2010	5,200	4.20	5,200	4.20
2011	15,000	2.99	15,000	2.99
2012	15,000	3.29	15,000	3.29
2013	15,000	3.54	15,000	3.54
	$50,200	3.37%	$57,675	3.45%

As of December 31, 2009, the Bank also has an available line of credit of $9,400,000 with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily.  No amounts were drawn on the line of credit as of December 31, 2009 and 2008.  All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Current tax provision:
Federal	$1,333	$1,081	$625
State	155	112	71
Total current provision	1,488	1,193	696

Deferred tax provision (benefit):
Federal	597	(2,239)	(281)
State	133	(830)	(35)
	730	(3,069)	(316)
Change in enacted state tax rate - deferred	-	106	-
Change in valuation reserve	(59)	500	-
Total deferred provision (benefit)	671	(2,463)	(316)

Total tax provision (benefit)	$2,159	$(1,270)	$380

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
(In thousands)	2009	2008		2007

Statutory federal tax rate	34.0%	(34.0	) %	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.6	(14.0)		0.9
Dividends received deduction	(3.3)	(5.8)		(7.0)
Bank-owned life insurance	(1.5)	(3.0)		(14.7)
Non-deductible acquisition expenses	2.6	-		-
Stock-based compensation	1.9	-		-
Change in state tax rate	-	3.1		-
Change in valuation reserve	(1.0)	14.8		-
Other, net	0.2	1.3		1.2
Effective tax rates	36.5%	(37.6	) %	14.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Federal	$4,661	$8,810
State	1,356	2,584
	6,017	11,394
Valuation reserve on assets	(441)	(500)
	5,576	10,894

Deferred tax liabilities:
Federal	(3,266)	(649)
State	(787)	(188)
	(4,053)	(837)
Net deferred tax asset	$1,523	$10,057

The tax effects of each item that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2009	2008
Net unrealized (gain) loss on securities available for sale	$(3,916)	$3,962
Depreciation and amortization	(204)	(352)
Allowance for loan losses	3,691	2,760
Employee benefit plans	893	2,102
Employee retirement plans	296	281
Charitable contribution carryforward	944	1,198
Equity loss on investment in affiliate bank	398	649
Other, net	(138)	(43)
Valuation reserve	(441)	(500)
Net deferred tax asset	$1,523	$10,057

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized.  The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse.  Based on this assessment, management concluded that a valuation allowance of $441,000 and $500,000 was required as of December 31, 2009 and 2008, respectively, due primarily to the limited future taxable income projected for federal and state tax purposes that can be utilized to offset a charitable contribution carryforward of $2,400,000 which will expire in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Concluded)

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Balance at beginning of year	$10,057	$(1,410)	$362
Deferred tax provision (benefit) from operations	(730)	3,069	316
Deferred tax effects of:
Change in net unrealized gain (loss) on
securities available for sale	(7,878)	8,837	(1,795)
Adjustment to initially apply plan
accounting for long-term care plan	-	187	-
Termination of supplemental
executive retirement plan	-	-	(228)
Change in enacted state tax rate	-	(106)	-
Amortization of net actuarial loss and
prior service cost	15	(20)	(65)
Change in valuation reserve	59	(500)	-
Balance at end of year	$1,523	$10,057	$(1,410)

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

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

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

	December 31,
(In thousands)	2009	2008
Unadvanced portion of existing loans:
Construction	$72,218	$82,041
Home equity line of credit	25,623	27,168
Other lines and letters of credit	4,038	3,658
Commitments to originate:
One- to four-family	1,844	4,567
Commercial real estate	18,711	36,738
Construction	27,460	17,729
Other loans	4,457	1,037
Total loan commitments outstanding	$154,351	$172,938

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

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  These lines of credit are collateralized if deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.  Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Other Commitments

The Bank provides participating checking accounts with overdraft account protection covering $7.7 million of balances as of December 31, 2009.  We also have a seven year contract with our core data processing provider with an outstanding commitment of $5.2 million as of December 31, 2009, and an annual payment of $1.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	OTHER COMMITMENTS AND CONTINGENCIES (concluded)

Employment Agreements

The Bank has entered into employment agreements with certain senior executives which provide for a minimum annual salary, subject to increase at the discretion of the Board of Directors, and other benefits.  The agreements may be terminated for cause by the Bank without further liability on the part of the Bank, or by the executives with prior written notice to the Board of Directors.

Legal Claims

Various legal claims may arise from time to time in the normal course of business, but in the opinion of management, these claims are not expected to have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Bank has a 401(k) plan to provide retirement benefits for eligible employees.  Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan.  All participants are fully vested upon entering the plan.  The Bank contributes three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan.  For the years ended December 31, 2009, 2008 and 2007, expense attributable to the plan amounted to $556,000, $558,000 and $522,000, respectively.

Supplemental Executive Retirement Plans – Officers and Directors

The Bank has Supplemental Executive Retirement Plans for certain senior officers and directors which provide for a defined benefit obligation, based on the executive’s or director’s final average compensation.  The plans are unfunded for tax purposes.  The Bank does not expect to contribute assets to the plan in 2010.  Information pertaining to the activity in the plans is as follows:

	Years Ended December 31,
	2009	2008	2007
(In thousands)	Directors	Directors	Directors	Officers
Change in plan assets:
Fair value of plan assets at beginning
of year	$-	$-	$-	$-
Employer contribution	190	-	-	-
Benefits payments	(190)	-	-	-
Fair value of plan assets at end of year	-	-	-	-
Change in benefit obligation:
Benefit obligation at beginning of year	762	668	646	3,547
Service cost	73	66	103	39
Interest cost	33	38	37	155
Benefit payments	(190)	-	-	-
Actuarial loss (gain)	(4)	(10)	(118)	16
Plan termination	-	-	-	(3,757)
Benefit obligation at end of year	674	762	668	-

Funded status	$(674)	$(762)	$(668)	$-

Accrued benefit obligation	$(674)	$(762)	$(668)	$-

Accumulated benefit obligation	$(575)	$(657)	$(567)	$-

In 2007, in anticipation of the minority stock offering, the Bank revised the agreements for the senior officers.  This resulted in the termination of the officers’ plan which had been accounted for under plan accounting, and the establishment of a liability for individual contracts.  The present value of the estimated future benefits is accrued over the required service periods.  At December 31, 2009 and 2008, the accrued liability for these agreements amounted to $809,000 and $2,252,000, respectively.  Supplemental executive retirement benefit expense for officers and directors amounted to $1,346,000, $1,233,000 and $713,000 for the years ended December 31, 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS (Continued)

Supplemental Executive Retirement Plans – Officers and Directors (concluded)

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
	Directors	Directors	Directors	Officers
Service cost	$73	$66	$103	$39
Interest cost	33	38	37	155
Recognized net actuarial loss	-	-	13	16
Recognition of prior service cost	28	28	28	-
	$134	$132	$181	$210

The assumptions used to determine benefit obligations and net periodic benefit costs are as follows:

	2009	2008	2007
	Directors	Directors	Directors	Officers
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%	4.00%
Expected return on plan assets	N/A	N/A	N/A	N/A
Retirement age	72	72	72	65

The expected future benefit payments for the directors’ plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$-
2011	-
2012	282
2013	161
2014	-
2015-2019	1,057

Separation Agreements

Consistent with the terms of their employment agreements, the Bank entered into Separation Agreements with two executives upon their retirement during 2009 and one executive in 2008, which provided for the payment of certain benefits.  During 2009 and 2008, the Company recorded pre-tax charges of $1,762,000 and $1,520,000, respectively as a result of the Separation Agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS (Continued)

Long-Term Health Care Plan

The Company provides long-term health care policies for certain directors and executives.  The Bank established a liability for the present value of the premiums due for the long-term care policies in 2008.  The adjustment to stockholders’ equity was an after-tax reduction of $353,000.  The plan is unfunded and has no assets.  Information pertaining to activity in the plan is as follows:

	Years Ended December 31,
(In thousands)	2009	2008
Change in plan assets:
Fair value of plan assets at beginning
of year	$-	$-
Employer contribution	44	44
Benefits payments	(44)	(44)
Fair value of plan assets at end of year	-	-

Change in benefit obligation:
Benefit obligation at beginning of year	729	540
Interest cost	42	42
Benefit payments	(44)	(44)
Actuarial gain	(33)	191
Benefit obligation at end of year	694	729
Funded status	$(694)	$(729)
Accrued benefit obligation	$(694)	$(729)

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
(In thousands)	2009	2008
Service cost	$-	$-
Interest cost	42	42
Recognition of prior service cost	108	26
	$150	$68

In 2009, the Company incurred $82,000 of prior service cost as a result of retirements of plan participants.

The assumptions used to determine benefit obligations and net periodic benefit costs are as follows:

	2009	2008
Discount rate	6.00%	6.50%
Rate of premium increases	4.00%	4.00%
Expected return on plan assets	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS (Continued)

Long-Term Health Care Plan (concluded)

The expected future contributions and benefit payments for this plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$46
2011	47
2012	49
2013	51
2014	53
2015-2019	301

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

In 2008, the Company announced that it would repurchase up to 414,000 shares of the Company’s common stock through a stock repurchase program to fund restricted stock awards under the plan.  As of December 31, 2009, 414,000 shares had been repurchased at a cost of $3,730,000.  Pursuant to terms of the Equity Incentive Plan, the Board of Directors granted stock options and restricted shares to employees and directors in 2008 and 2009.  The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant.  All of the awards granted to date vest evenly over a five year period from the date of the grant.

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

The Company utilized the simplified method of calculating the expected term of the options granted in 2008 and 2009 because limited historical data specific to the shares exists at the present time.  The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method.  The weighted-average assumptions used for options granted during the years ended December 31, 2009 and 2008 are as follows:

	Weighted Average Assumptions
	2009	2008
Expected term (years)	6.5	6.5
Expected dividend yield	0.90%	0.84%
Expected volatility	36.21%	18.83%
Expected forfeiture rate	7.23%	9.00%
Risk-free interest rate	3.08%	3.48%
Fair value of options granted	$3.38	$2.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS (Continued)

Share-Based Compensation Plan (continued)

A summary of options under the plan as of December 31, 2009, and activity during the year then ended, is presented below:

2009	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of year	622,000	$9.50
Options granted	331,100	8.91
Options excercised	-	-
Options forfeited	(85,500)	9.50
Options outstanding at end of year	867,600	$9.27

Options excerisable at end of year	107,300	$9.50

The weighted average grant date fair value of options granted in 2009 and 2008 was $1,119,000 and $1,474,000 respectively.

The following table summarizes information about options outstanding and options exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$8.50 - 9.00	331,100	9.70	$8.91	-	N/A	N/A
$9.00 - 9.50	536,500	8.83	$9.50	107,300	8.83	$9.50
	867,600			107,300

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $8,000 for all outstanding options based on a closing stock price of $8.70 on December 31, 2009.  For options exercisable as of December 31, 2009, there was no aggregate intrinsic value.  The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares or treasury shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS (Continued)

Share-Based Compensation Plan (concluded)

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock at beginning of year	182,625	$9.50
Granted	140,800	8.95
Vested	(30,065)	9.50
Forfeited	(32,440)	9.50
Non-vested restricted stock at end of year	260,920	$9.20

The total fair value of restricted shares vested in 2009 was $262,000.

For the years ended December 31, 2009 and 2008, compensation expense and the related tax benefit for the plan totaled $672,000 and $183,000 and $128,000 and $35,000, respectively.

As of December 31, 2009, there was $3,896,000 of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan.  This cost is expected to be recognized over a weighted-average period of 4.3 years.

In January 2010, the Company granted options for 36,000 shares and 13,500 shares of restricted stock to employees and directors pursuant to the terms of the Equity Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EMPLOYEE BENEFIT PLANS (Concluded)

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

At December 31, 2009, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2010	241
2011	257
2012	272
2013	291
2014	310
Thereafter	6,440
$7,811

Shares held by the ESOP include the following:

	December 31,
(In thousands)	2009	2008
Allocated	41	-
Committed to be allocated	41	41
Unallocated	746	787
	828	828

The fair value of the unallocated shares was $6,490,000 at December 31, 2009.  Total compensation expense recognized in connection with the ESOP for 2009 and 2008 was $355,000 and $400,000, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees.  The Company has entered into agreements with these executive whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  In 2008, the Company adopted guidance that requires the Company to accrue for these post-retirement benefits over the expected service period of the employee.  As a result, the Company recognized a liability for future death benefits in the amount of $1,643,000 as of January 1, 2008.  Expense associated with this post-retirement benefit for the years ended December 31, 2009 and 2008 amounted to $628,000 and $526,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Bank participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee.  Incentive compensation plan expense for the years ended December 31, 2009, 2008 and 2007 amounted to $940,000, $410,000 and $710,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	RELATED PARTY TRANSACTIONS

Loans

The following summarizes the activity with respect to loans made to officers and directors of the Company, their affiliates, and members of their immediate families.

	Years Ended December 31,
(In thousands)	2009	2008

Balance at beginning of year	$9,123	$9,782
Additions	1,543	889
Reductions	(4,398)	(1,548)

Balance at end of year	$6,268	$9,123

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

Deposits

Deposits from related parties totaled $5,786,000 and $7,140,000 at December 31, 2009 and 2008, respectively.  All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Other – Affiliate Bank

In connection with the Company’s investment in Hampshire First Bank (“HFB”), East Boston Savings Bank has entered into a Master Services Agreement whereby certain services are provided to HFB.  During the years ended December 31, 2008 and 2007 revenue recorded by the Company for providing such services amounted to $1,000 and $8,000, respectively.  The Company did not provide any services under this agreement in 2009.  Additionally, three out of ten of the directors of HFB also serve as directors of the Company, including one who serves as the Chairman of the Board of both entities.  At December 31, 2009 and 2008, the Company has loan participations with HFB of $47,815,000 and $17,039,000, respectively, of which the Company services $27,049,000 and $9,239,000, respectively.  The Company also has $3,102,000 and $7,811,000 of federal funds purchased, and $3,000,000 and $7,000,000 in certificates of deposit with Hampshire First Bank as of December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to mutual holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009 and 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.  As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total Capital (to Risk Weighted
Assets):
Company	$205,011	19.4%	$84,322	8.0%	N/A	N/A
Bank	145,113	14.2	81,930	8.0	$102,413	10.0%

Tier 1 Capital (to Risk Weighted
Assets):
Company	194,788	18.5	42,161	4.0	N/A	N/A
Bank	134,844	13.2	40,965	4.0	61,448	6.0

Tier 1 Capital (to Average Assets):
Company	194,788	16.2	48,147	4.0	N/A	N/A
Bank	134,844	11.2	48,145	4.0	60,181	5.0

December 31, 2008
Total Capital (to Risk Weighted
Assets):
Company	$199,648	21.5%	$74,383	8.0%	N/A	N/A
Bank	138,568	15.3	72,651	8.0	$90,814	10.0%

Tier 1 Capital (to Risk Weighted
Assets):
Company	192,736	20.7	37,192	4.0	N/A	N/A
Bank	131,656	14.5	36,326	4.0	54,488	6.0

Tier 1 Capital (to Average Assets):
Company	192,736	18.0	42,785	4.0	N/A	N/A
Bank	131,656	12.8	41,091	4.0	51,364	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2009		December 31, 2008
(In thousands)	Consolidated	Bank	Consolidated	Bank
Total stockholders' equity per financial statements	$200,415	$141,066	$189,840	$129,162
Adjustments to Tier 1 capital:
Accumulated other comprehensive (income) loss	(5,583)	(6,178)	6,205	5,664
Net unrealized loss on
marketable equity securities	-	-	(3,288)	(3,149)
Servicing assets disallowed	(44)	(44)	(21)	(21)
Total Tier 1 capital	194,788	134,844	192,736	131,656

Adjustments to total capital:
Allowance for loan losses	9,242	9,242	6,912	6,912
45% of net unrealized gains on
marketable equity securities	981	1,027	-	-
Total regulatory capital	$205,011	$145,113	$199,648	$138,568

16.	DIVIDEND RESTRICTION

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval.  At December 31, 2009, the Bank’s retained earnings available for the payment of dividends was $6,163,000. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.  Funds available for loans or advances by the Bank to the Company amounted to $14,107,000.  In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	FAIR VALUES OF ASSETS AND LIABILITIES (continued)

Determination of Fair Value (concluded)

Securities available for sale – The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities generally include marketable equity securities and money market mutual funds.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, corporate bonds and other securities.

Federal Home Loan Bank stock - The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices.

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

Short-term borrowings – For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long-term borrowings - The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows.

	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Debt securities:
Corporate bonds	$-	$220,007	$-	$220,007
Residential mortgage-backed securities	-	23,778	-	23,778
Total debt securities	-	243,785	-	243,785
Marketable equity securities:
Common stocks	28,878	-	-	28,878
Money market mutual funds	20,704	-	-	20,704
Total marketable equity securities	49,582	-	-	49,582
Total securities available for sale	$49,582	$243,785	$-	$293,367

	December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Debt securities:
Corporate bonds	$-	$203,687	$-	$203,687
Government sponsored enterprises	-	1,003	-	1,003
Residential mortgage-backed securities	-	40	-	40
Total debt securities	-	204,730	-	204,730
Marketable equity securities:
Common stocks	22,854	-	-	22,854
Money market mutual funds	24,945	-	-	24,945
Total marketable equity securities	47,799	-	-	47,799
Total securities available for sale	$47,799	$204,730	$-	$252,529

There were no liabilities measured at fair value on a recurring basis as of December 31, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	FAIR VALUES OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2009 and 2008.  The gain/loss represents the amount of write-down recorded during 2009 and 2008 on the assets held at December 31, 2009 and 2008, respectively.

	December 31, 2009			Year Ended December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$-	$-	$1,700	$(315)
Foreclosed real estate	-	-	2,869	(198)
Total assets	$-	$-	$4,569	$(513)

	December 31, 2008			Year Ended December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$-	$-	$1,511	$(418)
Foreclosed real estate	-	-	2,604	(475)
Total assets	$-	$-	$4,115	$(893)

Losses applicable to impaired loans are estimated using the appraised value of the underlying collateral considering discounting factors and adjusted for selling costs.  The loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses.  Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.  Certain properties in foreclosed assets were adjusted to fair value based on appraisals that utilize prices in observed transactions involving similar assets, considering discount factors and adjusted for selling costs.  There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	FAIR VALUES OF ASSETS AND LIABILITIES (Concluded)

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2009		2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$19,966	$19,966	$20,265	$20,265
Certificates of deposit	3,000	3,028	7,000	7,010
Securities available for sale	293,367	293,367	252,529	252,529
Federal Home Loan Bank stock	4,605	4,605	4,303	4,303
Loans and loans held for sale, net	814,255	813,393	704,104	705,956
Accrued interest receivable	6,231	6,231	6,036	6,036

Financial liabilities:
Deposits	922,475	927,385	796,852	799,378
Borrowings	75,410	76,782	65,486	66,509
Accrued interest payable	728	728	1,081	1,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Interstate Bancorp, Inc. is as follows:

	December 31,
(In thousands)	2009	2008
BALANCE SHEET
Assets
Cash and cash equivalents - subsidiary	$578	$10,523
Cash and cash equivalents - other	9,427	2,525
Total cash and cash equivalents	10,005	13,048
Certificates of deposit - affiliate bank	3,000	7,000
Securities available for sale, at fair value	20,649	16,338
Investment in subsidiaries	149,953	135,299
Investment in affiliate bank	11,005	10,376
Bank-owned life insurance	4,333	4,144
Due from bank subsidiary	-	2,262
Other assets	2,262	1,737
Total assets	$201,207	$190,204
Liabilities and Stockholders' Equity

Accrued expenses and other liabilities	$792	$364
Stockholders' equity	200,415	189,840

Total liabilities and stockholders' equity	$201,207	$190,204

	Years Ended December 31,
(In thousands)	2009	2008	2007
STATEMENTS OF OPERATIONS
Income:
Interest and dividend income	$227	$812	$113
Equity income (loss) on investment in affliate bank	629	(396)	(541)
Bank-owned life insurance income	189	144	-
Total income (loss)	1,045	560	(428)
Contribution to Meridian Charitable Foundation	-	3,000	-
Operating expenses	736	1,354	412
Income (loss) before income taxes and equity in
undistributed earnings of subsidiaries	309	(3,794)	(840)
Applicable income tax provision (benefit)	49	(1,339)	(184)
	260	(2,455)	(656)
Equity in undistributed earnings of subsidiaries	3,503	347	2,922
Net income (loss)	$3,763	$(2,108)	$2,266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

	Years Ended December 31,
(In thousands)	2009	2008	2007
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income (loss)	$3,763	$(2,108)	$2,266
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(3,503)	(347)	(2,922)
Contribution of stock to charitable foundation	-	3,000	-
Equity (income) loss on investment in affliate bank	(629)	396	541
Income from bank-owned life insurance	(189)	(144)	-
Share-based compensation expense	171	45	-
Increase in other assets	(538)	(112)	(1,374)
Increase in other liabilities	428	135	229
Net cash provided (used) by operating activities	(497)	865	(1,260)

Cash flows from investing activities:
Purchase of certificates of deposit	(3,000)	(7,000)	-
Maturity of certificates of deposit	7,000	-	-
Proceeds from redemption of mutual funds	859	5,250	-
Sales and maturities of securities available for sale	-	-	1,523
Purchase of securities available for sale	(5,132)	(20,634)	(112)
Investment in subsidiary	-	(8,280)	-
Loan to subsidiary	2,262	(2,262)	-
Purchase of bank-owned life insurance	-	(4,000)	-
Net cash provided (used) by investing activities	1,989	(36,926)	1,411

Cash flows from financing activities:
Stock offering	-	97,633	-
Offering proceeds to bank subsidiary	-	(48,701)	-
Treasury stock purchases	(4,535)	-
Net cash provided (used) by financing activities	(4,535)	48,932	-

Net increase (decrease) in cash and cash equivalents	(3,043)	12,871	151
Cash and cash equivalents at beginning of year	13,048	177	26

Cash and cash equivalents at end of year	$10,005	$13,048	$177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	STOCK OFFERING

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

The minority stock offering was completed on January 22, 2008 at the midpoint of the stock offering range, and 10,350,000 shares of common stock were issued in the offering at a price of $10.00 per share, including 828,000 shares sold to the employee stock ownership plan and 300,000 shares contributed to the Meridian Charitable Foundation, Inc.  Net investable proceeds from the offering amounted to $89,353,000, after the ESOP loan and the contribution to the Charitable Foundation.

As part of the offering, the Company established a liquidation account of $114,216,000, which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering.  The liquidation account is maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering.  The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date and amounted to $69,165,000 at December 31, 2009.  Subsequent increases will not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

20.	SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2009				2008
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest and dividend income	$14,875	$14,426	$13,919	$13,447	$13,521	$13,344	$12,909	$13,123
Interest expense	4,239	4,911	5,447	5,795	6,184	6,579	6,996	7,285
Net interest income	10,636	9,515	8,472	7,652	7,337	6,765	5,913	5,838
Provision for loan losses	2,274	694	568	546	2,907	403	2,197	131
Net interest income, after provision for loan losses	8,362	8,821	7,904	7,106	4,430	6,362	3,716	5,707
Non-interest income (1)	2,069	1,098	1,035	1,093	339	3,808	1,050	3,176
Non-interest expenses (2)	7,038	7,167	7,684	9,677	7,379	6,799	8,476	9,312
Income (loss) before
income taxes	3,393	2,752	1,255	(1,478)	(2,610)	3,371	(3,710)	(429)
Provision (benefit) for
income taxes	1,372	864	293	(370)	(896)	1,228	(1,494)	(108)
Net income (loss)	$2,021	$1,888	$962	$(1,108)	$(1,714)	$2,143	$(2,216)	$(321)

(1)	Non-interest income fluctuates each quarter primarily due to securities gains.

(2)
Non-interest expenses for the first quarter of 2009 and the second quarter of 2008 include charges of $1,762,000 and  $1,520,000, repectively, as a result of the the Separation Agreements. Non-interest expenses for the first quarter of 2008 include a $3,000,000 contribution to the Company's charitable foundation.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” will be incorporated herein by reference or will be filed by an amendment to this Annual Report.

Item 11.  Executive Compensation

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation,” will be incorporated herein by reference or will be filed by an amendment to this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, regarding shares outstanding and available for issuance under the Company’s equity compensation plan.  Additional information regarding stock-based compensation is presented in Note 13, “Employee Benefit Plans” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved
by security holders	867,600	$9.27	290,415
Equity compensation plans not
approved by security holders	-	-	-
Total	867,600	$9.27	290,415

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the 2010 Proxy Statement will be incorporated herein by reference or filed by an amendment to this Annual Report.

Item 14.  Principal Accounting Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2010 Proxy Statement will be incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets - at December 31, 2009 and 2008
(C)	Consolidated Statements of Operations - Years ended December 31, 2009, 2008 and 2007
(D)	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2009, 2008 and 2007
(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
(F)	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules
None.

(a)(3)	Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on June11, 2008
10.8	Form of Separation Agreement with Leonard V. Siuda filed on April 7, 2009
10.9	Form of Separation Agreement with Philip F. Freehan filed on April 7, 2009
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors*
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Cooperative Bank
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Cooperative Bank
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiaries”
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MERIDIAN INTERSTATE BANCORP, INC.

Date: March 16, 2010	By: /s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman of the Board and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano	Chairman of the Board and Chief	March 16, 2010
Richard J. Gavegnano	Executive Officer (Principal Executive Officer)

/s/ Mark L. Abbate	Senior Vice President, Treasurer and	March 16, 2010
Mark L. Abbate	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Vincent D. Basile	Director	March 16, 2010
Vincent D. Basile

/s/ Anna R. DiMaria	Director	March 16, 2010
Anna R. DiMaria

/s/ Domenic A. Gambardella	Director	March 16, 2010
Domenic A. Gambardella

/s/ Edward L. Lynch	Director	March 16, 2010
Edward L. Lynch

/s/ Gregory F. Natalucci	Director	March 16, 2010
Gregory F. Natalucci

/s/ James G. Sartori	Director	March 16, 2010
James G. Sartori

/s/ Paul T. Sullivan	Director	March 16, 2010
Paul T. Sullivan

Signatures	Title	Date

/s/ Marilyn A. Censullo	Director	March 16, 2010
Marilyn A. Censullo

/s/ Richard F. Fernandez	Director	March 16, 2010
Richard F. Fernandez

/s/ Carl A. LaGreca	Director	March 16, 2010
Carl A. LaGreca

/s/ Edward J. Merritt	Director	March 16, 2010
Edward J. Merritt

/s/ Thomas J. Gunning	Director	March 16, 2010
Thomas J. Gunning