Form 10-Q
period 2010-03-31
MERIDIAN INTERSTATE BANCORP INC
filed 2010-05-10
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 3, 2010, the registrant had 22,615,294 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2010	2009
ASSETS
Cash and due from banks	$83,585	$9,010
Federal funds sold	2,929	10,956

Total cash and cash equivalents	86,514	19,966

Certificates of deposit — affiliate bank	3,100	3,000
Securities available for sale, at fair value	350,054	293,367
Federal Home Loan Bank stock, at cost	12,538	4,605
Loans held for sale	4,032	955

Loans	1,153,404	822,542
Less allowance for loan losses	(10,629)	(9,242)

Loans, net	1,142,775	813,300

Bank-owned life insurance	32,953	23,721
Foreclosed real estate, net	5,077	2,869
Investment in affiliate bank	11,075	11,005
Premises and equipment, net	33,332	23,195
Accrued interest receivable	7,075	6,231
Prepaid deposit insurance	4,793	5,114
Deferred tax asset, net	11,426	1,523
Goodwill	12,374	—
Other assets	2,165	2,535

Total assets	$1,719,283	$1,211,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$101,257	$63,606
Interest-bearing	1,233,627	858,869

Total deposits	1,334,884	922,475

Short-term borrowings — affiliate bank	6,556	3,102
Short-term borrowings — other	10,016	22,108
Long-term debt	139,674	50,200
Accrued expenses and other liabilities	22,741	13,086

Total liabilities	1,513,871	1,010,971

Stockholders’ equity:
Common stock, no par value 50,000,000 shares authorized; 23,000,000 shares issued; 22,615,294 and 22,098,565 shares outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	96,585	100,972
Retained earnings	112,049	109,189
Accumulated other comprehensive income	7,379	5,583
Treasury stock, at cost, 3,391 and 517,500 shares at March 31, 2010 and December 31, 2009, respectively	(30)	(4,535)
Unearned compensation — ESOP, 734,850 and 745,200 shares at March 31, 2010 and December 31, 2009, respectively	(7,349)	(7,452)
Unearned compensation — restricted shares, 381,315 and 383,935 shares at March 31, 2010 and December 31, 2009, respectively	(3,222)	(3,342)

Total stockholders’ equity	205,412	200,415

Total liabilities and stockholders’ equity	$1,719,283	$1,211,386

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2010	2009
Interest and dividend income:
Interest and fees on loans	$16,210	$10,645
Interest on debt securities	3,441	2,455
Dividends on equity securities	205	293
Interest on certificates of deposit	17	42
Interest on other interest-earning assets	12	12

Total interest and dividend income	19,885	13,447

Interest expense:
Interest on deposits	4,199	5,263
Interest on short-term borrowings	29	35
Interest on long-term debt	886	497

Total interest expense	5,114	5,795

Net interest income	14,771	7,652
Provision for loan losses	1,374	546

Net interest income, after provision for loan losses	13,397	7,106

Non-interest income:
Customer service fees	1,414	697
Loan fees	158	150
Gain on sales of loans, net	565	183
Loss on securities, net	—	(124)
Income from bank-owned life insurance	292	214
Equity income (loss) on investment in affiliate bank	70	(27)

Total non-interest income	2,499	1,093

Non-interest expenses:
Salaries and employee benefits	6,167	6,314
Occupancy and equipment	1,484	864
Data processing	754	438
Marketing and advertising	466	234
Professional services	720	652
Foreclosed real estate expense, net	154	255
Deposit insurance	515	310
Other general and administrative	1,089	610

Total non-interest expenses	11,349	9,677

Income (loss) before income taxes	4,547	(1,478)

Provision (benefit) for income taxes	1,687	(370)

Net income (loss)	$2,860	$(1,108)

Income (loss) per share:
Basic	$0.13	$(0.05)
Diluted	$0.13	$(0.05)

Weighted average shares:
Basic	22,133,155	22,050,960
Diluted	22,133,155	22,050,960
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2010 and 2009

	Shares of No						Unearned
	Par Common	Additional		Accumulated Other		Unearned	Compensation
	Stock	Paid-in	Retained	Comprehensive	Treasury	Compensation	Restricted
(Dollars in thousands)	Outstanding	Capital	Earnings	Income (Loss)	Stock	ESOP	Shares	Total
Three Months Ended March 31, 2009
Balance at December 31, 2008	22,750,000	$100,684	$105,426	$(6,205)	$—	$(7,866)	$(2,199)	$189,840

Comprehensive loss:
Net loss	—	—	(1,108)	—	—	—	—	(1,108)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(518)	—	—	—	(518)

Total comprehensive loss								(1,626)

ESOP shares earned (10,350 shares)	—	(17)	—	—	—	104	—	87
Purchase of 164,000 shares for restricted share plan	(164,000)	—	—	—	—	—	(1,468)	(1,468)
Share-based compensation expense		112	—	—	—		101	213

Balance at March 31, 2009	22,586,000	$100,779	$104,318	$(6,723)	$—	$(7,762)	$(3,566)	$187,046

Three Months Ended March 31, 2010
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415

Comprehensive income :
Net income	—	—	2,860	—	—	—	—	2,860
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	1,694	—	—	—	1,694
Change in prior service costs and actuarial losses, net of tax effects	—	—	—	102	—	—	—	102

Total comprehensive income								4,656

ESOP shares earned (10,350 shares)	—	(3)	—	—	—	103	—	100
Share-based compensation expense	2,620	121	—	—	—	—	120	241
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—

Balance at March 31, 2010	22,615,294	$96,585	$112,049	$7,379	$(30)	$(7,349)	$(3,222)	$205,412

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,860	$(1,108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition fair value adjustments	(533)	—
Earned ESOP shares	100	87
Provision for loan losses	1,374	546
Amortization of net deferred loan origination fees	(672)	(57)
Net amortization of securities available for sale	309	302
Depreciation and amortization expense	591	329
Loss on securities, net	—	124
Gains on sales of loans held in portfolio, net	(352)	—
Gain (loss) and provision for foreclosed real estate	(26)	148
Deferred income tax provision (benefit)	(1,996)	14
Income from bank-owned life insurance	(292)	(214)
Equity (income) loss on investment in affiliate bank	(70)	27
Share-based compensation expense	241	213
Net changes in:
Loans held for sale	1,842	—
Accrued interest receivable	706	621
Prepaid deposit insurance	321	—
Other assets	3,968	814
Accrued expenses and other liabilities	3,913	4,066

Net cash provided by operating activities	12,284	5,912

Cash flows from investing activities:
Cash provided by business combination	14,422	—
Maturities of certificates of deposit	—	5,000
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	15,619	17,751
Purchases	(24,270)	(45,292)
Loans originated, net of principal payments received	(19,088)	(34,632)
Proceeds from sales of fixed rate loans held in portfolio	34,488	—
Purchases of premises and equipment	(78)	(206)
Capitalized cost on foreclosed real estate	(197)	(180)
Proceeds from sales of foreclosed real estate	667	512

Net cash provided by (used) in investing activities	21,563	(57,047)

(continued)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash flows from financing activities:
Net increase in deposits	32,389	62,408
Purchase of stock for equity incentive plan	—	(1,468)
Net change in borrowings with maturities less than three months	(8,638)	(265)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	15,000	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(6,050)	—

Net cash provided by financing activities	32,701	60,675

Net change in cash and cash equivalents	66,548	9,540

Cash and cash equivalents at beginning of period	19,966	20,265

Cash and cash equivalents at end of period	$86,514	$29,805

Supplemental cash flow information:
Interest paid on deposits	$4,087	$5,332
Interest paid on borrowings	607	532
Income taxes paid	15	170
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	978	325
In conjunction with the purchase acquisition detailed in Note 6 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired	453,031	—
Fair value of liabilities assumed	467,453	—
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Meridian Interstate Bancorp, Inc. (the “Company” or “Meridian Interstate”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (the “Bank”) to be its holding company. Meridian Interstate owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. Meridian Financial Services, Incorporated (“Meridian Financial Services”) is the mutual holding company for Meridian Interstate and holds 13,164,109 shares or 58% of Meridian Interstate’s outstanding common stock.
The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010, and is available through the SEC’s website at www.sec.gov.
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
2. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.
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
Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The following methods and assumptions were used by the Company in estimating fair value disclosures:
Cash and cash equivalents — The carrying amounts of cash and short-term instruments approximate fair values, based on the short-term nature of the assets.
Certificates of deposit — Fair values of certificates of deposit are estimated using discounted cash flow analyses based on current market rates for similar types of deposits.
Securities available for sale — Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available. If quoted prices are not available, fair values are measured using pricing models. The Company utilizes a third-party pricing service to obtain fair values for securities.
Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, mortgage-backed securities and other debt securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2). The Company does not currently have any securities in its portfolio that are measured using Level 3 inputs.
Federal Home Loan Bank stock — The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
Loans held for sale — The fair value is determined using market prices currently being offered for loans with similar terms to borrowers of similar credit quality.
Loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposits — The fair values disclosed for non-certificate accounts, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Borrowings — The fair value is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued interest — The carrying amounts of accrued interest approximate fair value.

Off-balance sheet credit-related instruments — Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is considered immaterial.
Assets Measured at Fair Value on a Recurring Basis:
Assets measured at fair value on a recurring basis are summarized as follows.:

	March 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$226,265	$—	$226,265
Government sponsored enterprises	—	6,435	—	6,435
Residential mortgage-backed securities:
Government-sponsored enterprises	—	42,827	—	42,827
Private label	—	16,062	—	16,062
Other debt securities	—	761	—	761

Total debt securities	—	292,350	—	292,350

Marketable equity securities:
Common stocks	32,601	—	—	32,601
Money market mutual funds	25,103	—	—	25,103

Total marketable equity securities	57,704	—	—	57,704

Total securities available for sale	$57,704	$292,350	$—	$350,054

	December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$220,007	$—	$220,007
Government-sponsored residential mortgage-backed securities	—	23,778	—	23,778

Total debt securities	—	243,785	—	243,785

Marketable equity securities:
Common stocks	28,878	—	—	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	49,582	—	—	49,582

Total securities available for sale	$49,582	$243,785	$—	$293,367

There were no significant transfers in or out of Levels 1 and 2 for the quarter ended March 31, 2010. There were no liabilities measured at fair value on a recurring basis.

Assets Measured at Fair Value on a Non-recurring Basis:
The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.
The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets. The gain/loss represents the amount of write-down recorded during the periods noted on the assets held at period end. There were no liabilities measured at fair value on a non-recurring basis.

				Quarter Ended
	March 31, 2010			March 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$—	$—	$8,265	$(239)
Foreclosed real esate	—	—	5,077	—

	$—	$—	$13,342	$(239)

				Quarter Ended
	December 31, 2009			March 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$—	$—	$1,700	$(109)
Foreclosed real esate	—	—	2,869	(60)

	$—	$—	$4,569	$(169)

At March 31, 2010 and December 31, 2009, the amount of foreclosed real estate in Level 3 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral, considering discounting factors and adjusted for selling costs. The loss on foreclosed real estate represents the adjustment in valuation recorded during the time periods indicated, and not for losses incurred on the sale of the property. At March 31, 2010 and December 31, 2009, the amount of impaired loans in Level 3 represents the carrying value and related allocated reserves on impaired loans for which adjustments are based on the appraised value of the underlying collateral, considering discounting factors and adjusted for selling costs. The loss on impaired loans is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.
Carrying amounts and fair value of financial assets and liabilities are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$86,514	$86,514	$19,966	$19,966
Certificates of deposit	3,100	3,117	3,000	3,028
Securities available for sale	350,054	350,054	293,367	293,367
Federal Home Loan Bank stock	12,538	12,538	4,605	4,605
Loans and loans held for sale, net	1,146,807	1,151,162	814,255	813,393
Accrued interest receivable	7,075	7,075	6,231	6,231

Financial liabilities:
Deposits	1,334,884	1,338,826	922,475	927,385
Borrowings	156,246	161,702	75,410	76,782
Accrued interest payable	1,148	1,148	728	728

4. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted EPS calculations. At March 31, 2010 and 2009, options for 889,440 and 587,600 shares, respectively, were not included in the calculation of diluted EPS because to do so would have been antidilutive.
The following table is the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2010	2009

Net income (loss) available to common stockholders	$2,860	$(1,108)

Basic weighted average shares outstanding	22,133,155	22,050,960

Effect of dilutive securities	—	—

Diluted weighted average shares outstanding	22,133,155	22,050,960

Earnings (loss) per share:

Basic	$0.13	$(0.05)
Diluted	$0.13	$(0.05)
5. Securities
All securities held by the Company as of March 31, 2010 and December 31, 2009 were classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.
At March 31, 2010, the securities portfolio was $350.1 million, or 20.4% of total assets. At that date, 64.6% of the securities portfolio, or $226.3 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $64.6 million and $66.6 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. The portfolio also includes debt securities issued by government-sponsored enterprises, mortgage backed securities issued by government-sponsored enterprises and private companies, other debt securities and marketable equity securities. Included in marketable equity securities are money market mutual funds and equity securities.

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2010
Debt securities:
Corporate bonds:
Financial services	$64,620	$2,046	$(101)	$66,565
Industry and manufacturing	56,946	2,200	(188)	58,958
Consumer products and services	46,359	2,332	(3)	48,688
Other	49,612	2,491	(49)	52,054

Total corporate bonds	217,537	9,069	(341)	226,265
Government-sponsored enterprises	6,434	2	(1)	6,435
Residential mortgage-backed securities:
Government-sponsored enterprises	42,655	217	(45)	42,827
Private label	15,841	439	(218)	16,062
Other debt securities	761	—	—	761

Total debt securities	283,228	9,727	(605)	292,350

Marketable equity securities:
Common stocks	28,886	4,353	(638)	32,601
Money market mutual funds	25,108	—	(5)	25,103

Total marketable equity securities	53,994	4,353	(643)	57,704

Total securities available for sale	$337,222	$14,080	$(1,248)	$350,054

December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$59,219	$1,786	$(282)	$60,723
Industry and manufacturing	54,522	2,106	(481)	56,147
Consumer products and services	50,402	2,205	—	52,607
Other	48,136	2,394	—	50,530

Total corporate bonds	212,279	8,491	(763)	220,007
Government-sponsored residential mortgage-backed securities	23,659	148	(29)	23,778

Total debt securities	235,938	8,639	(792)	243,785

Marketable equity securities:
Common stocks	26,698	3,001	(821)	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	47,402	3,001	(821)	49,582

Total securities available for sale	$283,340	$11,640	$(1,613)	$293,367

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2010 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Corporate bonds:
Financial services	$13,559	$13,763	$47,645	$49,418	$3,416	$3,384	$64,620	$66,565
Industry and manufacturing	16,174	16,588	38,755	40,364	2,017	2,006	56,946	58,958
Consumer products and services	10,031	10,298	36,328	38,390	—	—	46,359	48,688
Other	11,103	11,542	37,475	39,491	1,034	1,021	49,612	52,054

Total corporate bonds	50,867	52,191	160,203	167,663	6,467	6,411	217,537	226,265
Government-sponsored enterprises	147	146	4,540	4,540	1,747	1,749	6,434	6,435
Residential mortgage- backed securities:
Government-sponsored enterprises	119	118	168	165	42,368	42,544	42,655	42,827
Private label	—	—	—	—	15,841	16,062	15,841	16,062
Other debt securities	—	—	147	147	614	614	761	761

Total	$51,133	$52,455	$165,058	$172,515	$67,037	$67,380	$283,228	$292,350

Information pertaining to securities available for sale, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
March 31, 2010
Debt securities:
Corporate bonds:
Financial services	$50	$6,980	$51	$3,950
Industry and manufacturing	35	6,997	153	2,847
Consumer products and services	3	1,005	—	—
Other	49	5,009	—	—

Total corporate bonds	137	19,991	204	6,797
Government-sponsored enterprises	1	147	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	45	3,138	—	—
Private label	218	2,773	—	—

Total debt securities	401	26,049	204	6,797

Marketable equity securities:
Common stocks	104	1,163	534	5,565
Money market mutual funds	5	1,115	—	—

Total marketable equity securities	109	2,278	534	5,565

Total	$510	$28,327	$738	$12,362

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$24	$6,059	$258	$6,736
Industry and manufacturing	—	—	481	5,519

Total corporate bonds	24	6,059	739	12,255
Government-sponsored residential mortgage-backed securities	26	8,163	3	9

Total debt securities	50	14,222	742	12,264
Common stock	—	—	821	6,890

Total	$50	$14,222	$1,563	$19,154

The Company determined no securities were other-than-temporarily impaired during the three months ended March 31, 2010. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
As of March 31, 2010, the net unrealized gain on the total debt securities portfolio was $9.1 million. At March 31, 2010, 26 debt securities had unrealized losses with an aggregate depreciation of 1.8% from the Company’s cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.
As of March 31, 2010, the net unrealized gain on the total equity portfolio was $3.7 million. At March 31, 2010, 16 marketable equity securities had unrealized losses with an aggregate depreciation of 8.7% from the Company’s cost basis. Three equity securities had market value declines of 15.0% or more, with net unrealized losses of $105,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

6. Acquisition
In an effort to expand and diversify its market area, the Company completed its acquisition of Mt. Washington Cooperative Bank, a Massachusetts-chartered mutual bank (“Mt. Washington”), on January 4, 2010 through the merger of Mt. Washington with and into the Bank. Each Mt. Washington branch office has become a branch office of East Boston Savings Bank, and such branch offices now operate under the name “Mt. Washington Bank, A Division of East Boston Savings Bank.” Pursuant to the merger agreement related to the merger, Meridian Interstate issued 514,109 shares of its common stock to Meridian Financial Services, Incorporated, Meridian Interstate’s top-tier mutual holding company. The shares issued reflect the value of Mt. Washington as determined by two independent appraisals. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In addition, Meridian Interstate contributed $15 million of capital to East Boston Savings Bank.
The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $168,000 during the quarter ended March 31, 2010 and $449,000 during the year ended December 31, 2009. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)
Assets acquired and liabilities assumed:
Cash and cash equivalents	$14,422
Certificates of deposit	100
Securities available for sale	45,516
Federal Home Loan Bank Stock, at cost	7,933
Loans held for sale	4,919
Loans, net	346,323
Foreclosed real estate, net	1,674
Premises and equipment, net	10,618
Deferred tax asset, net	9,486
Goodwill	12,374
Other assets	14,088

Total assets acquired	$467,453

Deposits	$380,550
FHLB Borrowings	80,932
Accrued expenses and other liabilities	5,971

Total liabilities assumed	$467,453

As noted above, the Company acquired loans at fair value of $346.3 million. Included in this amount was $20.9 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $6.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date. As of March 31, 2010, the carrying amount of these loans with evidence of loan deterioration at the acquisition date was $21.3 million, and the remaining nonaccretable difference was $6.5 million.

The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired Mt. Washington on January 1, 2010 (2009 amounts represent combined results for the Company and Mt. Washington):

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009

Net interest income	$14,928	$11,661
Net income (loss)	3,069	(958)
Income (loss) per share — Basic	$0.14	$(0.04)
Income (loss) per share — Diluted	0.14	(0.04)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Meridian Interstate. The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.
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
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2009 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, other-than-temporary impairment of securities, foreclosed real estate and income taxes as the Company’s most critical accounting policies. The Company’s critical accounting policies have not changed since December 31, 2009.
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Total assets increased $507.9 million, or 41.9%, to $1.7 billion at March 31, 2010 from $1.2 billion at December 31, 2009, reflecting $467.5 million of assets acquired in the Mt. Washington merger. Cash and cash equivalents increased $66.5 million to $86.5 million at March 31, 2010 from $20.0 million at December 31, 2009, including $14.4 million of cash acquired in the Mt. Washington merger. Securities available for sale increased $56.7 million, or 19.3%, to $350.1 million at March 31, 2010 from $293.4 million at December 31, 2009, including $45.6 million of securities acquired in Mt. Washington merger. Net loans increased $329.5 million, or 40.5%, to $1.1 billion at March 31, 2010 from $813.3 million at December 31, 2009, primarily due to $346.3 million of loans acquired in the Mt. Washington merger, partially offset by sales of fixed-rate bi-weekly mortgage loans totaling $34.1 million.
Total deposits increased $412.4 million, or 44.7%, to $1.3 billion at March 31, 2010 from $922.5 million at December 31, 2009, reflecting $380.6 million of deposits acquired in the Mt. Washington merger along with organic deposit growth of $31.9 million. Total borrowings increased $80.8 million, or 107.2%, to $156.2 million at March 31, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger.
Total stockholders’ equity increased $5.0 million, or 2.5%, to $205.4 million at March 31, 2010, from $200.4 million at December 31, 2009. The increase was due primarily to $2.9 million in net income and a $1.8 million increase in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 11.95% at March 31, 2010, compared to 16.54% at December 31, 2009. Book value per share increased to $9.08 at March 31, 2010 from $9.07 at December 31, 2009. Tangible book value per share decreased to $8.54 at March 31, 2010 from $9.07 at December 31, 2009, primarily due to goodwill resulting from the Mt. Washington merger.

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
Loan detail by category as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to four-family	$426,336	36.9%	$276,122	33.5%
Multi-family	121,867	10.6	53,402	6.5
Commercial real estate	374,796	32.5	350,648	42.6
Construction	121,165	10.5	94,102	11.4
Home equity lines of credit	72,897	6.3	29,979	3.6

Total real estate loans	1,117,061	96.8	804,253	97.6

Commercial business loans	28,821	2.5	18,029	2.2
Consumer loans	7,795	0.7	1,205	0.2

Total loans	1,153,677	100.0%	823,487	100.0%

Net deferred loan origination fees	(273)		(945)
Allowance for loan losses	(10,629)		(9,242)

Loans, net	$1,142,775		$813,300

Analysis of Loan Loss Experience
The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Beginning balance	$9,242	$6,912

Provision for loan losses	1,374	546

Charge offs:
Real estate loans	1	—
Commercial business loans	—	—
Consumer loans	21	2

Total charge-offs	22	2

Recoveries:
Real estate loans	23	—
Commercial business	—	—
Consumer loans	12	—

Total recoveries	35	—

Net recoveries (charge-offs)	13	(2)

Ending balance	$10,629	$7,456

Allowance to non-accrual loans	31.45%	47.27%
Allowance to total loans outstanding	0.92%	1.00%
Net recovery (charge-offs) to average loans outstanding	0.00%	0.00%

Provision for Loan Losses
The Company’s provision for loan losses was $1.4 million for the quarter ended March 31, 2010 compared to $546,000 for the quarter ended March 31, 2009. This increase was based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $10.6 million or 0.92% of total loans outstanding at March 31, 2010, compared to $9.2 million, or 1.12% of total loans outstanding at December 31, 2009. The decrease in the ratio of the allowance for loan losses to total loans outstanding was primarily due to the $346.3 million of loans acquired in the Mt. Washington merger at fair value. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.
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
The following table summarizes the non-performing assets at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$9,995	$4,098
Multi-family	2,873	850
Commercial real estate	7,578	7,388
Home equity lines of credit	645	—
Construction	12,635	9,224

Total real estate loans	33,726	21,560

Commercial business loans	64	—
Consumer loans	4	138

Total non-accrual loans	33,794	21,698

Foreclosed assets	5,077	2,869

Total nonperforming assets	$38,871	$24,567

Non-accrual loans to total loans	2.93%	2.63%
Non-accrual loans to total assets	1.97%	1.79%
Non-performing assets to total assets	2.26%	2.03%
Non-performing loans increased to $33.8 million, or 2.93% of total loans outstanding at March 31, 2010, from $21.7 million, or 2.63% of total loans outstanding at December 31, 2009. Non-performing assets increased to $38.9 million, or 2.26% of total assets, at March 31, 2010, from $24.6 million, or 2.03% of total assets, at December 31, 2009. Non-performing assets at March 31, 2010 were comprised of $12.6 million of construction loans, $7.6 million of commercial real estate loans, $10.0 million of one-to four-family mortgage loans, $2.9 million of multi-family mortgage loans, $713,000 of other loans and foreclosed real estate of $5.1 million. Non-performing assets at March 31, 2010 include $11.1 million acquired in the Mt. Washington merger comprised of $9.4 million of non-performing loans and $1.7 million of foreclosed real estate. Interest income that would have been recorded for the quarter ended March 31, 2010 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $734,000. At March 31, 2010, the Company did not have any accruing loans past due 90 days or more.

The Company had impaired loans totaling $33.9 million and $29.3 million as of March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, impaired loans totaling $10.0 million had a valuation allowance of $1.2 million. Impaired loans totaling $2.2 million had a valuation allowance of $472,000 at December 31, 2009. The Company’s average investment in impaired loans was $32.8 million and $14.0 million for the quarters ended March 31, 2010 and 2009, respectively. Troubled debt restructure loans totaled $10.1 million at March 31, 2010 compared to $1.9 million at December 31, 2009.
Deposits
Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.
The following table summarizes the period end balance and the composition of deposits:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$216,273	16.2%	$102,386	11.1%
Money market deposits	305,076	22.9	247,006	26.8
Regular and other deposits	184,741	13.8	128,016	13.9
Certificates of deposit	628,794	47.1	445,067	48.2

Total	$1,334,884	100.0%	$922,475	100.0%

Borrowings
Total borrowings increased $80.8 million, or 107.2%, to $156.2 million at March 31, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger. At March 31, 2010 and December 31, 2009, FHLB advances totaling $139.7 million and $62.3 million, respectively, with a weighted average rate of 2.60% and 2.77%, respectively. At March 31, 2010 and December 31, 2009, federal funds purchased totaled $16.6 million and $13.1 million, respectively, with a weighted average rate of 0.35%.
Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009
Overview
We recorded net income of $2.9 million, or $0.13 per share (basic and diluted), for the quarter ended March 31, 2010, compared to a net loss of $1.1 million, or $0.05 per share (basic and diluted), for the quarter ended March 31, 2009. The quarter ended March 31, 2010 includes results from Mt. Washington Cooperative Bank (“Mt. Washington”), which was acquired on January 4, 2010. Income before income tax expense increased $6.0 million to $4.5 million, the net result of increases in net interest income before provision for loan losses of $7.1 million and non-interest income of $1.4 million, partially offset by increases in provision for loan losses of $828,000 and non-interest expense of $1.7 million.
Return on average stockholders’ equity increased to 5.62% for the quarter ended March 31, 2010 compared to a loss on average stockholders’ equity of (2.34)% for the quarter ended March 31, 2009. Return on average assets increased to 0.69% for the quarter ended March 31, 2010 compared to a loss on average assets of (0.40)% for the quarter ended March 31, 2009.
Net Interest Income
Net interest income before provision for loan losses increased $7.1 million, or 93.0%, to $14.8 million for the quarter ended March 31, 2010 from $7.7 million for the quarter ended March 31, 2009. The net interest rate spread and net interest margin were 3.75% and 3.92%, respectively, for the quarter ended March 31, 2010, compared to 2.55% and 3.04%, respectively, for the quarter ended March 31, 2009.
The increase in net interest income was due primarily to loan growth along with continuing declines in interest costs of deposits and borrowings. The average balance of the Company’s loan portfolio, which is principally comprised of real estate loans, increased by $424.5 million, or 58.4%, to $1.2 million, which was only partially offset by the decline in the yield on loans of 23 basis points to 5.71% for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

The Company’s cost of deposits declined by 135 basis points to 1.42%, which was only partially offset by the increase in the average balance of interest-bearing deposits of $428.9 million, or 55.7%, to $1.2 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The Company’s yield on interest-earning assets declined by only seven basis points to 5.28% for the quarter ended March 31, 2010 compared to 5.35% for the quarter ended March 31, 2009, while the cost of interest-bearing liabilities declined 127 basis points to 1.53% for the quarter ended March 31, 2010 compared to 2.80% for the quarter ended March 31, 2009.
The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated.

	Three Months Ended March 31,
	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Cost (4)	Balance	Earned/Paid	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,151,328	$16,210	5.71%	$726,851	$10,645	5.94%
Securities and certificates of deposit	341,330	3,663	4.35	262,955	2,790	4.30
Other interest-earning assets	35,279	12	0.14	30,361	12	0.16

Total interest-earning assets	1,527,937	19,885	5.28	1,020,167	13,447	5.35

Noninterest-earning assets	138,229			75,208

Total assets	$1,666,166			$1,095,375

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$107,768	128	0.48%	$36,610	46	0.51%
Money market deposits	300,778	893	1.20	183,199	1,027	2.27
Savings and other deposits	178,937	246	0.56	122,990	302	1.00
Certificates of deposit	611,717	2,932	1.94	427,534	3,888	3.69

Total interest-bearing deposits	1,199,200	4,199	1.42	770,333	5,263	2.77
FHLB advances and other borrowings	156,537	915	2.37	67,752	532	3.19

Total interest-bearing liabilities	1,355,737	5,114	1.53	838,085	5,795	2.80

Noninterest-bearing demand deposits	95,943			58,705
Other noninterest-bearing liabilities	10,970			9,078

Total liabilities	1,462,650			905,868
Total stockholders’ equity	203,516			189,507

Total liabilities and stockholders’ equity	$1,666,166			$1,095,375

Net interest-earning assets	$172,200			$182,082

Net interest income		$14,771			$7,652

Interest rate spread (2)			3.75%			2.55%
Net interest margin (3)			3.92%			3.04%
Average interest-earning assets to average interest-bearing liabilities		112.70%			121.73%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

Non-interest Income
Non-interest income increased $1.4 million, or 128.6%, to $2.5 million for the quarter ended March 31, 2010 from $1.1 million for the quarter ended March 31, 2009, primarily due to increases of $717,000 in service charges on deposit accounts and $382,000 in gain on sales of loans. The increase in gain on sales of loans was due to gains totaling $352,000 on sales of fixed-rate bi-weekly mortgage loans during the quarter ended March 31, 2010. The increase in service charges on deposit accounts for the quarter ended March 31, 2010 was due primarily to deposit relationships acquired in the Mt. Washington merger and additional growth in deposits.
Non-interest Expenses
Non-interest expense increased $1.7 million, or 17.3%, to $11.3 million for the quarter ended March 31, 2010 from $9.7 million for the quarter ended March 31, 2009. This increase was due primarily to increases of $620,000 in occupancy and equipment expenses, $316,000 in data processing costs, $232,000 in marketing and advertising, $205,000 in deposit insurance premiums and $479,000 in other general and administrative expenses, partially offset by decreases of $147,000 in salaries and employee benefits and $101,000 in foreclosed real estate expenses, net. The increases in non-interest expenses were primarily due to higher expense levels following the Mt. Washington merger. The decrease in salaries and benefits expenses reflects pre-tax charges of $2.1 million during the quarter ended March 31, 2009 associated with the retirement of the Company’s CFO and an Executive Vice President and the settlement of an arbitration agreement with a former employee. The Company’s efficiency ratio was 65.72% for the quarter ended March 31, 2010 as compared to 109.11% for the quarter ended March 31, 2009.
Income Tax
The Company recorded a provision for income taxes of $1.7 million for the quarter ended March 31, 2010, reflecting an effective tax rate of 37.1%, compared to an income tax benefit of $370,000, or 25.0%, for the quarter ended March 31, 2009. The increase in the income tax provision is primarily due to increased income before income taxes. After an analysis of the components of the deferred tax asset, the Company recorded a decrease of $110,000 to the valuation allowance against the deferred tax asset during the first quarter of 2010. As of March 31, 2010, the total valuation allowance against the deferred tax asset was $331,000.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $86.5 million. In addition, at March 31, 2010, we had $84.7 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On March 31, 2010, we had $136.2 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At March 31, 2010 and December 31, 2009, we had total loan commitments outstanding, as follows:

	March 31,	December 31,
(In thousands)	2010	2009
Unadvanced portion of existing loans:
Construction	$68,010	$72,218
Home equity line of credit	46,193	25,623
Other lines and letters of credit	11,744	4,038
Commitments to originate:
One- to four-family	3,165	1,844
Commercial real estate	45,273	18,711
Construction	13,370	27,460
Other loans	8,389	4,457

Total loan commitments outstanding	$196,144	$154,351

Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitment does not necessarily represent future cash requirements. The Bank provides participating checking accounts with overdraft account protection covering $7.6 million of balances as of March 31, 2010. We have a seven year contract with our core data processing provider with an outstanding commitment of approximately $4.9 million as of March 31, 2010, and an annual payment of approximately $1.3 million. In addition, we have an outstanding commitment of approximately $2 million for the remaining two years of Mt. Washington’s contract with its core data processing provider.
Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2010 totaled $384.9 million, or 61.2% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered, and total certificates of deposit have increased in 2010.
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
Capital Management. Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Savings Bank is considered “well capitalized” under regulatory guidelines.
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

The Company did not purchase any shares of its common stock during the quarter ended March 31, 2010. In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock.
Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We had no investment in derivative securities at March 31, 2010.
For the three months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

The following table reflects changes in estimated net interest income for the Company at April 1, 2010 through March 31, 2011.
Interest Rate Sensitivity

Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
	(Dollars in Thousands)
300	$51,117	$(8,643)	(14.46)%
Flat	59,760
-50	60,343	583	0.98

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

PART II — OTHER INFORMATION
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
Item 1A. Risk Factors
For information regarding our risk factors, see “Risk Factors,” in our 2009 Annual Report on Form 10-K, filed with the SEC on March 16, 2010, which is available through the SEC’s website at www.sec.gov. As of March 31, 2010, the risk factors of Meridian Interstate Bancorp have not changed materially from those reported in the annual report. The risks described in Meridian Interstate Bancorp’s annual report are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.) — (b.) Not applicable.

(c.)
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2010. In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	Form of Separation Agreement with Robert F. Verdonck incorporated by reference to the Form 8-K filed on June 11, 2008
10.8	Form of Separation Agreement with Leonard V. Siuda incorporated by reference to the Form 8-K filed on April 7, 2009
10.9	Form of Separation Agreement with Philip F. Freehan incorporated by reference to the Form 8-K filed on April 7, 2009
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Cooperative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Cooperative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)
Dated: May 10, 2010	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2010	/s/ Mark L. Abbate
Mark L. Abbate Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)