Form 10-Q
period 2010-06-30
MERIDIAN INTERSTATE BANCORP INC
filed 2010-08-09
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 2, 2010, the registrant had 22,505,594 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2010	2009
ASSETS
Cash and due from banks	$71,387	$9,010
Federal funds sold	228	10,956

Total cash and cash equivalents	71,615	19,966

Certificates of deposit — affiliate bank	3,100	3,000
Securities available for sale, at fair value	344,837	293,367
Federal Home Loan Bank stock, at cost	12,538	4,605
Loans held for sale	4,851	955

Loans	1,184,031	822,542
Less allowance for loan losses	(11,265)	(9,242)

Loans, net	1,172,766	813,300

Bank-owned life insurance	33,239	23,721
Foreclosed real estate, net	4,221	2,869
Investment in affiliate bank	11,181	11,005
Premises and equipment, net	32,968	23,195
Accrued interest receivable	7,625	6,231
Prepaid deposit insurance	4,113	5,114
Deferred tax asset, net	11,631	1,523
Goodwill	11,230	—
Other assets	2,313	2,535

Total assets	$1,728,228	$1,211,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$106,529	$63,606
Interest-bearing	1,247,545	858,869

Total deposits	1,354,074	922,475

Short-term borrowings — affiliate bank	6,362	3,102
Short-term borrowings — other	10,025	22,108
Long-term debt	135,715	50,200
Accrued expenses and other liabilities	15,584	13,086

Total liabilities	1,521,760	1,010,971

Stockholders’ equity:
Common stock, no par value 50,000,000 shares authorized; 23,000,000 shares issued; 22,505,594 and 22,098,565 shares outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	96,728	100,972
Retained earnings	115,291	109,189
Accumulated other comprehensive income	6,055	5,583
Treasury stock, at cost, 113,091 and 517,500 shares at June 30, 2010 and December 31, 2009, respectively	(1,266)	(4,535)
Unearned compensation — ESOP, 724,500 and 745,200 shares at June 30, 2010 and December 31, 2009, respectively	(7,245)	(7,452)
Unearned compensation — restricted shares, 381,315 and 383,935 shares at June 30, 2010 and December 31, 2009, respectively	(3,095)	(3,342)

Total stockholders’ equity	206,468	200,415

Total liabilities and stockholders’ equity	$1,728,228	$1,211,386

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$16,829	$11,046	$33,039	$21,691
Interest on debt securities	3,389	2,554	6,830	5,009
Dividends on equity securities	228	299	433	592
Interest on certificates of deposit	17	14	34	56
Interest on other interest-earning assets	36	6	48	18

Total interest and dividend income	20,499	13,919	40,384	27,366

Interest expense:
Interest on deposits	4,310	4,938	8,509	10,201
Interest on short-term borrowings	15	7	44	42
Interest on long-term debt	895	502	1,781	999

Total interest expense	5,220	5,447	10,334	11,242

Net interest income	15,279	8,472	30,050	16,124
Provision for loan losses	794	568	2,168	1,114

Net interest income, after provision for loan losses	14,485	7,904	27,882	15,010

Non-interest income:
Customer service fees	1,490	799	2,904	1,496
Loan fees	140	127	298	277
Gain on sales of loans, net	199	116	764	299
Other-than-temporary impairment losses	—	(249)	—	(373)
Income from bank-owned life insurance	287	240	579	454
Equity income (loss) on investment in affiliate bank	106	2	176	(25)

Total non-interest income	2,222	1,035	4,721	2,128

Non-interest expenses:
Salaries and employee benefits	6,446	4,101	12,613	10,415
Occupancy and equipment	1,377	697	2,861	1,561
Data processing	749	474	1,503	912
Marketing and advertising	580	313	1,046	547
Professional services	755	416	1,475	1,068
Foreclosed real estate expense, net	122	223	276	478
Deposit insurance	577	830	1,092	1,140
Other general and administrative	1,131	630	2,220	1,240

Total non-interest expenses	11,737	7,684	23,086	17,361

Income (loss) before income taxes	4,970	1,255	9,517	(223)

Provision (benefit) for income taxes	1,728	293	3,415	(77)

Net income (loss)	$3,242	$962	$6,102	$(146)

Income (loss) per share:
Basic	$0.15	$0.04	$0.28	$(0.01)
Diluted	$0.15	$0.04	$0.28	$(0.01)

Weighted average shares:
Basic	22,124,539	22,024,179	22,128,822	21,991,924
Diluted	22,140,597	22,024,179	22,136,851	21,991,924
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2010 and 2009

	Shares of No			Accumulated			Unearned
	Par Common	Additional		Other		Unearned	Compensation -
	Stock	Paid-in	Retained	Comprehensive	Treasury	Compensation -	Restricted
(Dollars in thousands)	Outstanding	Capital	Earnings	Income (Loss)	Stock	ESOP	Shares	Total
Six Months Ended June 30, 2009
Balance at December 31, 2008	22,750,000	$100,684	$105,426	$(6,205)	$—	$(7,866)	$(2,199)	$189,840

Comprehensive income:
Net loss	—	—	(146)	—	—	—	—	(146)
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	5,968	—	—	—	5,968
Change in prior service costs and actuarial losses, net of tax effects	—	—	—	(18)	—	—	—	(18)

Total comprehensive income								5,804

Purchase of treasury stock	(228,451)	—	—	—	(1,971)	—	—	(1,971)
ESOP shares earned (20,700 shares)	—	(36)	—	—	—	207	—	171
Purchase of 164,000 shares for restricted share plan	(164,000)	—	—	—	—	—	(1,468)	(1,468)
Share-based compensation expense	—	194	—	—	—		183	377

Balance at June 30, 2009	22,357,549	$100,842	$105,280	$(255)	$(1,971)	$(7,659)	$(3,484)	$192,753

Six Months Ended June 30, 2010
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415

Comprehensive income:
Net income	—	—	6,102	—	—	—	—	6,102
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	370	—	—	—	370
Change in prior service costs and actuarial losses, net of tax effects	—	—	—	102	—	—	—	102

Total comprehensive income								6,574

ESOP shares earned (20,700 shares)	—	10	—	—	—	207	—	217
Share-based compensation expense	2,620	251	—	—	—	—	247	498
Purchase of treasury stock	(109,700)	—	—	—	(1,236)	—	—	(1,236)
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—

Balance at June 30, 2010	22,505,594	$96,728	$115,291	$6,055	$(1,266)	$(7,245)	$(3,095)	$206,468

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,102	$(146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of acquisition fair value adjustments	(744)	—
Earned ESOP shares	217	171
Provision for loan losses	2,168	1,114
Amortization of net deferred loan origination fees	(781)	(53)
Net amortization of securities available for sale	85	616
Depreciation and amortization expense	1,229	661
Other-than-temporary impairment losses	—	373
Gains on sales of loans held in portfolio, net	(352)	—
(Gain) loss and provision for foreclosed real estate	(29)	322
Deferred income tax benefit	(2,178)	(40)
Income from bank-owned life insurance	(579)	(454)
Equity (income) loss on investment in affiliate bank	(176)	25
Share-based compensation expense	498	377
Net changes in:
Loans held for sale	1,023	(5,911)
Accrued interest receivable	(21)	(153)
Prepaid deposit insurance	1,001	—
Other assets	3,822	1,142
Accrued expenses and other liabilities	(774)	2,465

Net cash provided by operating activities	10,511	509

Cash flows from investing activities:
Cash provided by business combination	14,422	—
Maturities of certificates of deposit	—	5,000
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	29,030	29,878
Proceeds from redemption of mutual funds	5,254	5,257
Purchases	(40,030)	(75,421)
Loans originated, net of principal payments received	(50,400)	(58,917)
Proceeds from sales of fixed rate loans held in portfolio	34,488	—
Purchases of premises and equipment	(318)	(1,463)
Purchase of Federal Home Loan Bank stock	—	(91)
Capitalized costs on foreclosed real estate	(322)	(776)
Proceeds from sales of foreclosed real estate	1,603	643

Net cash used in investing activities	(6,273)	(95,890)

(continued)
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash flows from financing activities:
Net increase in deposits	52,044	116,927
Net change in borrowings with maturities less than three months	(8,822)	(2,008)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	15,475	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(10,050)	(475)
Purchase of stock for equity incentive plan	—	(1,468)
Purchase of treasury stock	(1,236)	(1,971)

Net cash provided by financing activities	47,411	111,005

Net change in cash and cash equivalents	51,649	15,624

Cash and cash equivalents at beginning of period	19,966	20,265

Cash and cash equivalents at end of period	$71,615	$35,889

Supplemental cash flow information:
Interest paid on deposits	$8,452	$10,398
Interest paid on borrowings	1,545	1,048
Income taxes paid	2,820	190
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	951	635
In conjunction with the purchase acquisition detailed in Note 6 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired	450,561	—
Fair value of liabilities assumed	464,983	—
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
The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010, and is available through the SEC’s website at www.sec.gov.
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
2. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which changed the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The adoption of this guidance on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, “Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU will have a significant impact on the disclosures in the Company’s December 31, 2010 consolidated financial statements.

3. Fair Value Hierarchy
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of assets and liabilities is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
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
Securities available for sale — Securities available for sale are recorded at fair value on a recurring basis. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, municipal bonds, mortgage-backed securities and other debt securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2). The Company does not currently have any securities in its portfolio that are measured using Level 3 inputs. The Company utilizes a third-party pricing service to obtain fair values for securities.
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
Assets Measured at Fair Value on a Recurring Basis:
Assets measured at fair value on a recurring basis are summarized as follows.:

	June 30, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$230,167	$—	$230,167
Government-sponsored enterprises	—	10,925	—	10,925
Municipal bonds	—	4,396	—	4,396
Residential mortgage-backed securities:
Government-sponsored enterprises	—	41,180	—	41,180
Private label	—	15,617	—	15,617
Other debt securities	—	666	—	666

Total debt securities	—	302,951	—	302,951

Marketable equity securities:
Common stocks	30,132	—	—	30,132
Money market mutual funds	11,754	—	—	11,754

Total marketable equity securities	41,886	—	—	41,886

Total securities available for sale	$41,886	$302,951	$—	$344,837

	December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$220,007	$—	$220,007
Government-sponsored residential rmortgage-backed securities	—	23,778	—	23,778

Total debt securities	—	243,785	—	243,785

Marketable equity securities:
Common stocks	28,878	—	—	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	49,582	—	—	49,582

Total securities available for sale	$49,582	$243,785	$—	$293,367

There were no transfers in or out of Levels 1 and 2 for the six months ended June 30, 2010. There were no liabilities measured at fair value on a recurring basis.

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

				Three Months Ended	Six Months Ended
	June 30, 2010			June 30, 2010	June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$9,222	$(358)	$(752)
Foreclosed real esate	—	—	4,221	—	—

	$—	$—	$13,443	$(358)	$(752)

				Three Months Ended	Six Months Ended
	December 31, 2009			June 30, 2009	June 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$1,700	$(195)	$(304)
Foreclosed real esate	—	—	2,869	(226)	(286)

	$—	$—	$4,569	$(421)	$(590)

At June 30, 2010 and December 31, 2009, the fair value of foreclosed real estate is based on appraised value of the collateral, considering discounting factors and adjusted for selling costs. The losses on foreclosed real estate represent the adjustment in valuation recorded during the time periods indicated, and not for losses incurred on the sale of the property. At June 30, 2010 and December 31, 2009, the amount of impaired loans represents the carrying value and related allocated reserves on impaired loans for which adjustments are based on the appraised value of the underlying collateral, considering discounting factors and adjusted for selling costs. The losses on impaired loans are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.
Carrying amounts and fair value of financial assets and liabilities are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$71,615	$71,615	$19,966	$19,966
Certificates of deposit	3,100	3,107	3,000	3,028
Securities available for sale	344,837	344,837	293,367	293,367
Federal Home Loan Bank stock	12,538	12,538	4,605	4,605
Loans and loans held for sale, net	1,177,617	1,192,988	814,255	813,393
Accrued interest receivable	7,625	7,625	6,231	6,231

Financial liabilities:
Deposits	1,354,074	1,359,412	922,475	927,385
Borrowings	152,102	158,681	75,410	76,782
Accrued interest payable	1,065	1,065	728	728

4. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted EPS calculations. At June 30, 2010 and 2009, options for 306,840 and 587,600 shares, respectively, were not included in the calculation of diluted EPS because to do so would have been antidilutive.
The following table is the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss) available to common stockholders	$3,242	$962	$6,102	$(146)

Basic weighted average shares outstanding	22,124,539	22,024,179	22,128,822	21,991,924
Effect of dilutive securities	16,058	—	8,029	—

Diluted weighted average shares outstanding	22,140,597	22,024,179	22,136,851	21,991,924

Earnings (loss) per share:
Basic	$0.15	$0.04	$0.28	$(0.01)
Diluted	$0.15	$0.04	$0.28	$(0.01)
5. Securities
All securities held by the Company as of June 30, 2010 and December 31, 2009 were classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.
At June 30, 2010, the securities portfolio was $344.8 million, or 20.0% of total assets. At that date, 66.7% of the securities portfolio, or $230.2 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $65.7 million and $66.9 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. The portfolio also includes debt securities issued by government-sponsored enterprises, municipal bonds, mortgage backed securities issued by government-sponsored enterprises and private companies, other debt securities and marketable equity securities. Included in marketable equity securities are money market mutual funds and common stocks.

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2010
Debt securities:
Corporate bonds:
Financial services	$65,669	$1,937	$(660)	$66,946
Industry and manufacturing	46,042	2,178	—	48,220
Consumer products and services	46,790	2,530	—	49,320
Other	62,852	2,845	(16)	65,681

Total corporate bonds	221,353	9,490	(676)	230,167
Government-sponsored enterprises	10,901	57	(33)	10,925
Municipal bonds	4,382	21	(7)	4,396
Residential mortgage-backed securities:
Government-sponsored enterprises	40,073	1,114	(7)	41,180
Private label	15,044	828	(255)	15,617
Other debt securities	666	—	—	666

Total debt securities	292,419	11,510	(978)	302,951

Marketable equity securities:
Common stocks	30,086	1,849	(1,803)	30,132
Money market mutual funds	11,756	—	(2)	11,754

Total marketable equity securities	41,842	1,849	(1,805)	41,886

Total securities available for sale	$334,261	$13,359	$(2,783)	$344,837

December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$59,219	$1,786	$(282)	$60,723
Industry and manufacturing	54,522	2,106	(481)	56,147
Consumer products and services	50,402	2,205	—	52,607
Other	48,136	2,394	—	50,530

Total corporate bonds	212,279	8,491	(763)	220,007
Government-sponsored residential rmortgage-backed securities	23,659	148	(29)	23,778

Total debt securities	235,938	8,639	(792)	243,785

Marketable equity securities:
Common stocks	26,698	3,001	(821)	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	47,402	3,001	(821)	49,582

Total securities available for sale	$283,340	$11,640	$(1,613)	$293,367

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2010 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Corporate bonds:
Financial services	$11,543	$11,718	$48,559	$49,606	$5,567	$5,622	$65,669	$66,946
Industry and manufacturing	10,055	10,234	33,972	35,902	2,015	2,084	46,042	48,220
Consumer products and services	15,293	15,594	31,497	33,726	—	—	46,790	49,320
Other	18,078	18,359	43,741	46,270	1,033	1,052	62,852	65,681

Total corporate bonds	54,969	55,905	157,769	165,504	8,615	8,758	221,353	230,167
Government-sponsored enterprises	—	—	7,168	7,158	3,733	3,767	10,901	10,925
Municipal bonds	1,368	1,382	500	502	2,514	2,512	4,382	4,396
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	146	147	39,927	41,033	40,073	41,180
Private label	—	—	—	—	15,044	15,617	15,044	15,617
Other debt securities	—	—	140	140	526	526	666	666

Total	$56,337	$57,287	$165,723	$173,451	$70,359	$72,213	$292,419	$302,951

Information pertaining to securities available for sale, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
June 30, 2010
Debt securities:
Corporate bonds:
Financial services	$451	$4,701	$209	$6,792
Other	16	3,965	—	—

Total corporate bonds	467	8,666	209	6,792
Government-sponsored enterprises	33	3,235	—	—
Municipal bonds	7	1,507	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	7	567	—	—
Private label	255	3,485	—	—

Total debt securities	769	17,460	209	6,792

Marketable equity securities:
Common stocks	1,383	12,764	420	2,892
Money market mutual funds	2	1,324	—	—

Total marketable equity securities	1,385	14,088	420	2,892

Total	$2,154	$31,548	$629	$9,684

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$24	$6,059	$258	$6,736
Industry and manufacturing	—	—	481	5,519

Total corporate bonds	24	6,059	739	12,255
Government-sponsored residential rmortgage-backed securities	26	8,163	3	9

Total debt securities	50	14,222	742	12,264
Common stock	—	—	821	6,890

Total	$50	$14,222	$1,563	$19,154

The Company determined no securities were other-than-temporarily impaired during the six months ended June 30, 2010. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers.
As of June 30, 2010, the net unrealized gain on the total debt securities portfolio was $10.5 million. At June 30, 2010, 22 debt securities had unrealized losses with an aggregate depreciation of 3.9% from the Company’s cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
As of June 30, 2010, the net unrealized gain on the total equity portfolio was $44,000. At June 30, 2010, 40 marketable equity securities had unrealized losses with an aggregate depreciation of 9.6% from the Company’s cost basis. Twelve equity securities had market value declines of 15.0% or more, with net unrealized losses of $936,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

6. Acquisition
In an effort to expand and diversify its market area, the Company completed its acquisition of Mt. Washington Cooperative Bank, a Massachusetts-chartered mutual co-operative bank (“Mt. Washington”), on January 4, 2010 through the merger of Mt. Washington with and into the Bank. Each Mt. Washington branch office has become a branch office of East Boston Savings Bank, and such branch offices now operate under the name “Mt. Washington Bank, A Division of East Boston Savings Bank.” Pursuant to the merger agreement, Meridian Interstate issued 514,109 shares of its common stock to Meridian Financial Services, Incorporated, Meridian Interstate’s top-tier mutual holding company. The shares issued reflect the value of Mt. Washington as determined by the average of two independent appraisals. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In addition, Meridian Interstate contributed $15 million of capital to East Boston Savings Bank in connection with the acquisition.
The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $220,000 during the six months ended June 30, 2010 and $449,000 during the year ended December 31, 2009. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)
Assets acquired and liabilities assumed:
Cash and cash equivalents	$14,422
Certificates of deposit	100
Securities available for sale	45,516
Federal Home Loan Bank Stock, at cost	7,933
Loans held for sale	4,919
Loans, net	345,784
Bank -owned life insurance	8,939
Foreclosed real estate, net	1,653
Premises and equipment, net	10,618
Accrued interest receivable	1,373
Deferred tax asset, net	8,896
Goodwill	11,230
Other assets	3,600

Total assets acquired	$464,983

Deposits	$380,550
FHLB Borrowings	80,932
Accrued expenses and other liabilities	3,501

Total liabilities assumed	$464,983

As noted above, the Company acquired loans at fair value of $345.8 million. Included in this amount was $20.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable difference of $7.1 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date. As of June 30, 2010, the carrying amount of these loans with evidence of credit deterioration at the acquisition date was $22.1 million, and the remaining nonaccretable difference was $5.7 million.

The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired Mt. Washington on January 1, 2009 (2009 amounts represent combined results for the Company and Mt. Washington):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net interest income	$15,279	$12,312	$30,207	$23,973
Net income (loss)	3,242	72	6,311	(886)
Income (loss) per share — Basic	$0.15	$—	$0.29	$(0.04)
Income (loss) per share — Diluted	0.15	—	0.29	(0.04)

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

•	inability of third-party providers to perform their obligations to us;
•	changes in our organization, compensation and benefit plans;
•	changes in real estate values in our market areas;
•	the effect of recent legislation restructuring of the U.S. financial and regulatory system;
•	the effect of developments in the secondary market affecting our loan pricing;
•	the level of future deposit premiums; and
•	the effect of the current financial crisis on our loan portfolio and our investment portfolio, and our deposit and other customers.
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Total assets increased $516.8 million, or 42.7%, to $1.7 billion at June 30, 2010 from $1.2 billion at December 31, 2009, reflecting $465.0 million of assets acquired in the Mt. Washington merger. Cash and cash equivalents increased $51.6 million to $71.6 million at June 30, 2010 from $20.0 million at December 31, 2009, including $14.4 million of cash acquired in the Mt. Washington merger. Securities available for sale increased $51.5 million, or 17.5%, to $344.8 million at June 30, 2010 from $293.4 million at December 31, 2009, including $45.5 million of securities acquired in Mt. Washington merger. Net loans increased $359.5 million, or 44.2%, to $1.2 billion at June 30, 2010 from $813.3 million at December 31, 2009, primarily due to $345.8 million of loans acquired in the Mt. Washington merger and organic loan growth of $50.4 million, partially offset by sales of fixed-rate bi-weekly mortgage loans totaling $34.1 million in the first quarter of 2010.
Total deposits increased $431.6 million, or 46.8%, to $1.4 billion at June 30, 2010 from $922.5 million at December 31, 2009, reflecting $380.6 million of deposits acquired in the Mt. Washington merger along with organic deposit growth of $51.0 million. Total borrowings increased $76.7 million, or 101.7%, to $152.1 million at June 30, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger.
Total stockholders’ equity increased $6.1 million, or 3.0%, to $206.5 million at June 30, 2010, from $200.4 million at December 31, 2009. The increase was due primarily to $6.1 million in net income. Stockholders’ equity to assets was 11.95% at June 30, 2010, compared to 16.54% at December 31, 2009. Book value per share increased to $9.17 at June 30, 2010 from $9.07 at December 31, 2009. Tangible book value per share decreased to $8.68 at June 30, 2010 from $9.07 at December 31, 2009, primarily due to goodwill resulting from the Mt. Washington merger.
Loan Portfolio Analysis
Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, commercial and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors.
Loan detail by category as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to four-family	$425,163	35.8%	$276,122	33.5%
Multi-family	123,876	10.5	53,402	6.5
Commercial real estate	396,265	33.4	350,648	42.6
Construction	127,418	10.8	94,102	11.4
Home equity lines of credit	72,937	6.2	29,979	3.6

Total real estate loans	1,145,659	96.7	804,253	97.6

Commercial business loans	30,635	2.6	18,029	2.2
Consumer loans	7,901	0.7	1,205	0.2

Total loans	1,184,195	100.0%	823,487	100.0%

Net deferred loan origination fees	(164)		(945)
Allowance for loan losses	(11,265)		(9,242)

Loans, net	$1,172,766		$813,300

Asset Quality
Non-Performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2010, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Payments received at the time a loan is on non-accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The following table summarizes the non-performing assets at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$11,686	$4,098
Multi-family	3,141	850
Commercial real estate	3,050	7,388
Home equity lines of credit	1,114	—
Construction	13,104	9,224

Total real estate loans	32,095	21,560

Commercial business loans	209	—
Consumer loans	14	138

Total non-accrual loans	32,318	21,698

Foreclosed assets	4,221	2,869

Total nonperforming assets	$36,539	$24,567

Non-accrual loans to total loans	2.73%	2.63%
Non-accrual loans to total assets	1.87%	1.79%
Non-performing assets to total assets	2.11%	2.03%
Non-performing loans increased to $32.3 million, or 2.73% of total loans outstanding at June 30, 2010, from $21.7 million, or 2.63% of total loans outstanding at December 31, 2009. Non-performing assets increased to $36.5 million, or 2.11% of total assets, at June 30, 2010, from $24.6 million, or 2.03% of total assets, at December 31, 2009. Non-performing assets at June 30, 2010 were comprised of $13.1 million of construction loans, $11.7 million of one-to four-family mortgage loans, $3.1 million of multi-family mortgage loans, $3.1 million of commercial real estate loans, $1.1 million of other loans and foreclosed real estate of $4.2 million. Non-performing assets at June 30, 2010 include $12.8 million acquired in the Mt. Washington merger comprised of $11.3 million of non-performing loans and $1.5 million of foreclosed real estate. Interest income that would have been recorded for the six months ended June 30, 2010 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $969,000.
Troubled Debt Restructurings. The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In thousands)	2010	2009
TDRs on accrual status:
One-to four-family real estate	$185	$189
Commercial real estate	4,784	—

	4,969	189

TDRs on non-accrual status:
One-to four-family real estate	721	1,148
Construction	—	591

	721	1,739

Total TDRs	$5,690	$1,928

The increase in commercial real estate TDRs was due to a $4.8 million loan which was modified to grant an interest rate reduction of 300 basis points on an interest-only basis for two years. Modifications of other TDRs consist of either rate reductions of 160 basis points on average or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.
Potential Problem Loans. Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at June 30, 2010 or December 31, 2009 other than those already classified as non-performing, impaired or troubled debt restructurings as of those dates.
Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral.
Changes in the allowance for loan losses during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Beginning balance	$10,629	$7,456	$9,242	$6,912

Provision for loan losses	794	568	2,168	1,114

Charge offs:
Real estate loans	157	164	158	166
Commercial business loans	—	—	—	—
Consumer loans	29	—	50	—

Total charge-offs	186	164	208	166

Recoveries:
Real estate loans	23	260	46	260
Commercial business	—	—	—	—
Consumer loans	5	—	17	—

Total recoveries	28	260	63	260

Net (charge-offs) recoveries	(158)	96	(145)	94

Ending balance	$11,265	$8,120	$11,265	$8,120

Allowance to non-accrual loans	34.86%	47.61%	34.86%	47.61%
Allowance to total loans outstanding	0.95%	1.06%	0.95%	1.06%
Net (charge-offs) recoveries to average loans outstanding (annualized)	(0.05)%	0.05%	(0.02)%	0.03%
The Company’s provision for loan losses was $794,000 for the quarter ended June 30, 2010 compared to $568,000 for the quarter ended June 30, 2009. For the six months ended June 30, 2010, the provision for loan losses was $2.2 million compared to $1.1 million for the six months ended June 30, 2009. These increases were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $11.3 million or 0.95% of total loans outstanding at June 30, 2010, compared to $9.2 million, or 1.12% of total loans outstanding at December 31, 2009. The decrease in the ratio of the allowance for loan losses to total loans outstanding was primarily due to $345.8 million of loans acquired in the Mt. Washington merger at fair value and the application of current accounting guidance that precludes the combination of allowance for loan loss amounts associated with such loans acquired. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One- to four-family	$2,328	20.7%	35.9%	$1,730	18.7%	33.5%
Multi-family	1,046	9.3	10.4	467	5.1	6.5
Commercial real estate	4,877	43.3	33.5	4,435	48.0	42.6
Home equity lines of credit	129	1.1	6.2	128	1.4	3.6
Construction	2,388	21.2	10.7	1,859	20.1	11.4

Total real estate loans	10,768	95.6	96.7	8,619	93.3	97.6

Commercial business loans	345	3.1	2.6	586	6.3	2.2
Consumer loans	152	1.3	0.7	37	0.4	0.2

Total	$11,265	100.0%	100.0%	$9,242	100.0%	100.0%

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
The Company had impaired loans totaling $31.5 million and $29.3 million as of June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, impaired loans totaling $10.4 million had a valuation allowance of $1.2 million. Impaired loans totaling $2.2 million had a valuation allowance of $472,000 at December 31, 2009. The Company’s average investment in impaired loans was $30.4 million and $16.4 million for the six months ended June 30, 2010 and 2009, respectively.
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
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual one-to four-family residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring. The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or expected cash flows. The Company’s real estate loans and commercial business loans are primarily collateral-dependent loans. Management has reviewed the collateral value for all such impaired and non-accrual loans as of June 30, 2010 and considered any probable loss in determining the allowance for loan losses. For those loans measured for impairment based on the collateral value, we will do the following:
Residential loans:
•
When a loan becomes seriously delinquent, generally 60 days past due, internal valuations are completed by the Company’s in-house appraiser who is a Massachusetts certified residential appraiser. The Company obtains third party appraisals, which are generally the basis for charge-offs when a loss is indicated, prior to the foreclosure sale. The Company generally is able to complete the foreclosure process within nine to 12 months from receipt of the internal valuation.

•
The Company makes adjustments to appraisals based on updated economic information, if necessary, prior to the foreclosure sale. The Company reviews current market factors to determine whether, in management’s opinion, downward adjustments to the most recent appraised values may be warranted. If so, management uses their best estimate to apply an estimated discount rate to the appraised values to reflect current market factors.

•	Appraisals received by the Company are based on comparable property sales.
•
Loans that are partially charged off generally remain on nonaccrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months.

•
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed; generally when third party appraised values, less estimated costs to sell, are less than the Company’s carrying values.

Commercial loans:
•
The Company obtains a third party appraisal at the time a loan is deemed to be in a workout situation and there is no indication that the loan will return to performing status, generally when the loan is 90 days or more past due. One or more updated third party appraisals are obtained prior to foreclosure depending on the foreclosure timeline. In general the Company orders new appraisals every 180 days on loans in the process of foreclosure.

•
The Company makes downward adjustments to appraisals when conditions warrant. Adjustments are made by applying a discount to the appraised value based on occupancy, recent changes in condition to the property and certain other factors. Adjustments are also made to appraisals for construction projects involving residential properties based on recent sales of units. Losses are recognized if the appraised value less estimated costs to sell is less than the Company’s carrying value of the loan.

•
Appraisals received by the Company are generally based on a reconciliation of comparable property sales and income capitalization approaches. For loans on construction projects involving residential properties, appraisals are generally based on a discounted cash flow analysis assuming a bulk sale to a single buyer.

•
Loans that are partially charged off generally remain on nonaccrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months.

•
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell, are less than the Company’s carrying values.

Deposits
Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.
The following table summarizes the period end balance and the composition of deposits:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$227,762	16.8%	$102,386	11.1%
Money market deposits	303,656	22.4	247,006	26.8
Regular and other deposits	186,232	13.8	128,016	13.9
Certificates of deposit	636,424	47.0	445,067	48.2

Total	$1,354,074	100.0%	$922,475	100.0%

Borrowings
Total borrowings increased $76.7 million, or 101.7%, to $152.1 million at June 30, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger. At June 30, 2010 and December 31, 2009, FHLB advances totaled $135.7 million and $62.3 million, respectively, with a weighted average rate of 2.53% and 2.77%, respectively. At June 30, 2010 and December 31, 2009, federal funds purchased totaled $16.4 million and $13.1 million, respectively, with a weighted average rate of 0.35%.

Results of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009
Overview
We recorded net income of $3.2 million, or $0.15 per share (basic and diluted), for the quarter ended June 30, 2010, compared to $962,000, or $0.04 per share (basic and diluted), for the quarter ended June 30, 2009. Income before income tax expense increased $3.7 million to $5.0 million, the net result of increases in net interest income before provision for loan losses of $6.8 million and non-interest income of $1.2 million, partially offset by increases in provision for loan losses of $226,000 and non-interest expense of $4.1 million.
For the six months ended June 30, 2010, net income was $6.1 million, or $0.28 per share (basic and diluted) compared to a net loss of $146,000, or $0.01 per share (basic and diluted), for the six months ended June 30, 2009. Income before income tax expense increased $9.7 million to $9.5 million, the net result of increases in net interest income before provision for loan losses of $13.9 million and non-interest income of $2.6 million, partially offset by increases in provision for loan losses of $1.1 million and non-interest expense of $5.7 million. The six months ended June 30, 2010 reflects combined results following the acquisition of Mt. Washington Cooperative Bank on January 4, 2010.
Return (loss) on average stockholders’ equity increased to 6.24% for the for the quarter ended June 30, 2010 and 5.94% for the six months ended June 30, 2010, compared to 2.03% and (0.15)% for the respective periods of 2009. Return (loss) on average assets was 0.75% for the quarter ended June 30, 2010 and 0.72% for the six months ended June 30, 2010, compared to 0.33% and (0.03)% for the respective periods of 2009.
Net Interest Income
Net interest income before provision for loan losses increased $6.8 million, or 80.3%, to $15.3 million for the quarter ended June 30, 2010 from $8.5 million for the quarter ended June 30, 2009. The net interest rate spread and net interest margin were 3.67% and 3.85%, respectively, for the quarter ended June 30, 2010 compared to 2.77% and 3.18%, respectively, for the quarter ended June 30, 2009. For the six months ended June 30, 2010, net interest income before provision for loan losses increased $13.9 million, or 86.4%, to $30.1 million from $16.1 million for the six months ended June 30, 2009. The net interest rate spread and net interest margin were 3.71% and 3.88%, respectively, for the six months ended June 30, 2010 compared to 2.68% and 3.13%, respectively, for the six months ended June 30, 2009. The increases in net interest income were due primarily to the Mt. Washington merger and organic loan growth, along with continuing declines in interest costs of deposits and borrowings.
The average balance of the Company’s loan portfolio, which is principally comprised of real estate loans, increased by $414.1 million, or 54.7%, to $1.2 billion, which was partially offset by the decline in the yield on loans of nine basis points to 5.76% for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. For the six months ended June 30, 2010, the average balance of the loan portfolio increased by $419.2 million, or 56.5%, to $1.2 billion, which was partially offset by the decline in the yield on loans of 15 basis points to 5.74% compared to the six months ended June 30, 2009.
The Company’s cost of deposits declined by 101 basis points to 1.39%, which was partially offset by the increase in the average balance of interest-bearing deposits of $415.2 million, or 50.3%, to $1.2 billion for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. For the six months ended June 30, 2010, the cost of deposits declined by 117 basis points to 1.41%, which was partially offset by the increase in the average balance of interest-bearing deposits of $422.0 million, or 52.9%, to $1.2 billion compared to the six months ended June 30, 2009.
The Company’s yield on interest-earning assets declined by five basis points to 5.17% for the quarter ended June 30, 2010 compared to 5.22% for the quarter ended June 30, 2009, while the cost of interest-bearing liabilities declined 95 basis points to 1.50% for the quarter ended June 30, 2010 compared to 2.45% for the quarter ended June 30, 2009. For the six months ended June 30, 2010, the yield on interest-earning assets declined by eight basis points to 5.22% compared to 5.30% for the six months ended June 30, 2009, while the cost of interest-bearing liabilities declined 111 basis points to 1.51% compared to 2.62% for the six months ended June 30, 2009.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of these tables, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances but are not deemed material. Loan fees are included in interest income on loans but are not material. None of the income reflected in the following table is tax-exempt income:

	Three Months Ended June 30,
	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Cost (4)	Balance	Earned/Paid	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,171,274	$16,829	5.76%	$757,131	$11,046	5.85%
Securities and certificates of deposit	351,891	3,634	4.14	290,433	2,867	3.96
Other interest-earning assets	67,882	36	0.21	22,125	6	0.11

Total interest-earning assets	1,591,047	20,499	5.17	1,069,689	13,919	5.22

Noninterest-earning assets	134,686			82,769

Total assets	$1,725,733			$1,152,458

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$114,469	136	0.48%	$37,913	37	0.39%
Money market deposits	307,323	888	1.16	226,777	1,074	1.90
Savings and other deposits	186,255	256	0.55	128,148	293	0.92
Certificates of deposit	632,873	3,030	1.92	432,899	3,534	3.27

Total interest-bearing deposits	1,240,920	4,310	1.39	825,737	4,938	2.40

FHLB advances and other borrowings	156,160	910	2.34	64,212	509	3.18

Total interest-bearing liabilities	1,397,080	5,220	1.50	889,949	5,447	2.45

Noninterest-bearing demand deposits	104,493			61,772
Other noninterest-bearing liabilities	16,497			10,853

Total liabilities	1,518,070			962,574
Total stockholders’ equity	207,663			189,884

Total liabilities and stockholders’ equity	$1,725,733			$1,152,458

Net interest-earning assets	$193,967			$179,740

Net interest income		$15,279			$8,472

Interest rate spread (2)			3.67%			2.77%
Net interest margin (3)			3.85%			3.18%
Average interest-earning assets to average interest-bearing liabilities		113.88%			120.20%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

	Six Months Ended June 30,
	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Cost (4)	Balance	Earned/Paid	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,161,329	$33,039	5.74%	$742,085	$21,691	5.89%
Securities and certificates of deposit	346,640	7,297	4.25	272,016	5,657	4.19
Other interest-earning assets	53,551	48	0.18	26,220	18	0.14

Total interest-earning assets	1,561,520	40,384	5.22	1,040,321	27,366	5.30

Noninterest-earning assets	136,662			83,764

Total assets	$1,698,182			$1,124,085

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$111,137	265	0.48%	$37,265	83	0.45%
Money market deposits	304,069	1,781	1.18	205,108	2,101	2.07
Savings and other deposits	182,616	502	0.55	125,584	595	0.96
Certificates of deposit	622,354	5,961	1.93	430,232	7,422	3.48

Total interest-bearing deposits	1,220,176	8,509	1.41	798,189	10,201	2.58

FHLB advances and other borrowings	156,040	1,825	2.36	65,973	1,041	3.18

Total interest-bearing liabilities	1,376,216	10,334	1.51	864,162	11,242	2.62

Noninterest-bearing demand deposits	99,701			60,247
Other noninterest-bearing liabilities	16,664			9,979

Total liabilities	1,492,581			934,388
Total stockholders’ equity	205,601			189,697

Total liabilities and stockholders’ equity	$1,698,182			$1,124,085

Net interest-earning assets	$185,304			$176,159

Net interest income		$30,050			$16,124

Interest rate spread (2)			3.71%			2.68%
Net interest margin (3)			3.88%			3.13%
Average interest-earning assets to average interest-bearing liabilities		113.46%			120.38%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 Compared to 2009			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$5,948	$(165)	$5,783	$11,911	$(563)	$11,348
Securities	630	137	767	1,570	70	1,640
Other interest-earning assets	21	9	30	23	7	30

Total	6,599	(19)	6,580	13,504	(486)	13,018

Interest expense:
Deposits	(3,777)	3,149	(628)	(12,033)	10,341	(1,692)
Borrowings	492	(91)	401	967	(183)	784

Total	(3,285)	3,058	(227)	(11,066)	10,158	(908)

Change in net interest income	$9,884	$(3,077)	$6,807	$24,570	$(10,644)	$13,926

Non-interest Income
Non-interest income increased $1.2 million, or 114.7%, to $2.2 million for the quarter ended June 30, 2010 from $1.0 million for the quarter ended June 30, 2009, primarily due to increases of $691,000 in customer service fees, $249,000 resulting from other-than-temporary impairment losses recorded in the prior year quarter and $104,000 in equity income from the Company’s Hampshire First Bank affiliate. For the six months ended June 30, 2010, non-interest income increased $2.6 million, or 121.9%, to $4.7 million from $2.1 million for the six months ended June 30, 2009, primarily due to increases of $1.4 million in customer service fees, $465,000 in gain on sales of loans, $373,000 from other-than-temporary impairment losses recorded in the prior year period and $201,000 in equity income from Hampshire First Bank. The increases in customer service fees were primarily due to service charges on deposit relationships acquired in the Mt. Washington merger and additional growth in deposits. The increases in gain on sales of loans reflected higher gains on sales of loans originated for sale during the first half of 2010 and gains totaling $352,000 on sales of fixed-rate bi-weekly mortgage loans during the first quarter of 2010.
Non-interest Expense
Non-interest expense increased $4.1 million, or 52.7%, to $11.7 million for the quarter ended June 30, 2010 from $7.7 million for the quarter ended June 30, 2009, primarily due to increases of $2.3 million in salaries and employee benefits, $680,000 in occupancy and equipment expenses, $275,000 in data processing costs, $267,000 in marketing and advertising, $339,000 in professional services and $501,000 in other general and administrative expenses. For the six months ended June 30, 2010, non-interest expense increased $5.7 million, or 33.0%, to $23.1 million from $17.4 million for the six months ended June 30, 2009, primarily due to increases of $2.2 million in salaries and employee benefits, $1.3 million in occupancy and equipment expenses, $591,000 in data processing costs, $499,000 in marketing and advertising, $407,000 in professional services and $980,000 in other general and administrative expenses. The increases in non-interest expenses were primarily due to higher expense levels following the Mt. Washington merger. The Company’s efficiency ratio improved to 67.06% for the quarter ended June 30, 2010 from 78.76% for the quarter ended June 30, 2009. For the six months ended June 30, 2010, the efficiency ratio improved to 66.39% from to 93.21% for the six months ended June 30, 2009.

Income Tax
The Company recorded a provision for income taxes of $1.7 million for the quarter ended June 30, 2010, reflecting an effective tax rate of 34.8%, compared to $293,000, or 23.3%, for the quarter ended June 30, 2009. For the six months ended June 30, 2010, the provision for income taxes was $3.4 million, reflecting an effective tax rate of 35.9%, compared to an income tax benefit of $77,000, or 34.5%, for the six months ended June 30, 2009. The increases in the income tax provision are primarily due to increased income before income taxes. After an analysis of the components of the deferred tax asset, the Company recorded a decrease of $221,000 to the valuation allowance against the deferred tax asset during the first six months of 2010. As of June 30, 2010, the total valuation allowance against the deferred tax asset was $221,000.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $71.6 million. In addition, at June 30, 2010, we had $147.9 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On June 30, 2010, we had $132.6 million of advances outstanding.
A significant use of our liquidity is the funding of loan originations. At June 30, 2010 and December 31, 2009, we had total loan commitments outstanding, as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Unadvanced portion of existing loans:
Construction	$54,658	$72,218
Home equity line of credit	45,248	25,623
Other lines and letters of credit	5,807	4,038
Commitments to originate:
One- to four-family	9,180	1,844
Commercial real estate	63,956	18,711
Construction	14,140	27,460
Other loans	10,750	4,457

Total loan commitments outstanding	$203,739	$154,351

Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. The Bank provides participating checking accounts with overdraft account protection covering $7.7 million of balances as of June 30, 2010.
In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension results in an outstanding commitment of $18.8 million, with total annual payments of $2.2 million and a one time payment of $709,000. On August 5, 2010, we terminated Mt. Washington’s contract with its core data processing provider in preparation for a conversion to the Company’s core data processing provider scheduled for October 2010. This contract termination will result in a charge to operations of approximately $2.4 million in the quarter ending September 30, 2010. In addition, we have outstanding commitments totaling approximately $2.4 million for the construction of two new branches in Revere and the West Roxbury area of Boston, Massachusetts, and $1.1 million for renovations of several existing branch locations.
Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2010 totaled $360.1 million, or 56.6% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered, and total certificates of deposit have increased in 2010 in addition to those acquired in the Mt. Washington merger.

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
Capital Management. Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Savings Bank is considered “well capitalized” under regulatory guidelines.
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
In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock. As of June 30, 2010, the Company had repurchased 109,700 shares of its stock at an average price of $11.27 per share, or 23.2% of the shares authorized for repurchase under the Company’s third stock repurchase program. The Company has repurchased 1,041,200 shares since December 2008.
Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We had no investment in derivative securities at June 30, 2010.
For the six months ended June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
The following table reflects changes in estimated net interest income for the Company at July 1, 2010 through June 30, 2011.

Interest Rate Sensitivity
Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
	(Dollars in Thousands)
300	$52,795	$(7,495)	(12.43)%
Flat	60,290
-50	60,940	650	1.08

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
Item 1A. Risk Factors
In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.
On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.) — (b.) Not applicable.
(c.) The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)
				Maximum Number
				(or Approximate
			Total Number	Dollar Value) of
			of Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number	Average Price	of Publicly	Purchased Under
	of Shares (or Units)	Paid Per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs (1)	Programs
April 1 – 30, 2010 (1)	—	—	—	472,428
May 1 – 31, 2010	—	$—	—	472,428
June 1 – 30, 2010	109,700	$11.27	109,700	362,728

Total	109,700	$11.27	109,700	362,728

(1)
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

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)
Dated: August 9, 2010	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2010	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)