Form 10-Q
period 2010-09-30
MERIDIAN INTERSTATE BANCORP INC
filed 2010-11-09
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2010, the registrant had 22,515,977 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2010	2009
ASSETS
Cash and due from banks	$120,761	$9,010
Federal funds sold	213	10,956

Total cash and cash equivalents	120,974	19,966

Certificates of deposit — affiliate bank	—	3,000
Securities available for sale, at fair value	348,901	293,367
Federal Home Loan Bank stock, at cost	12,538	4,605
Loans held for sale	6,439	955

Loans	1,203,165	822,542
Less allowance for loan losses	(11,483)	(9,242)

Loans, net	1,191,682	813,300

Bank-owned life insurance	33,525	23,721
Foreclosed real estate, net	3,215	2,869
Investment in affiliate bank	11,326	11,005
Premises and equipment, net	33,492	23,195
Accrued interest receivable	6,880	6,231
Prepaid deposit insurance	3,572	5,114
Deferred tax asset, net	9,463	1,523
Goodwill	11,138	—
Other assets	2,399	2,535

Total assets	$1,795,544	$1,211,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$123,099	$63,606
Interest-bearing	1,285,930	858,869

Total deposits	1,409,029	922,475

Short-term borrowings — affiliate bank	8,616	3,102
Short-term borrowings — other	10,032	22,108
Long-term debt	135,276	50,200
Accrued expenses and other liabilities	20,378	13,086

Total liabilities	1,583,331	1,010,971

Stockholders’ equity:
Common stock, no par value 50,000,000 shares authorized; 23,000,000 shares issued; 22,461,927 and 22,098,565 shares outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	96,865	100,972
Retained earnings	118,262	109,189
Accumulated other comprehensive income	8,932	5,583
Treasury stock, at cost, 156,758 and 517,500 shares at September 30, 2010 and December 31, 2009, respectively	(1,740)	(4,535)
Unearned compensation — ESOP, 714,150 and 745,200 shares at September 30, 2010 and December 31, 2009, respectively	(7,141)	(7,452)
Unearned compensation — restricted shares, 381,315 and 383,935 shares at September 30, 2010 and December 31, 2009, respectively	(2,965)	(3,342)

Total stockholders’ equity	212,213	200,415

Total liabilities and stockholders’ equity	$1,795,544	$1,211,386

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$17,491	$11,480	$50,530	$33,171
Interest on debt securities	3,461	2,673	10,291	7,682
Dividends on equity securities	232	252	665	844
Interest on certificates of deposit	8	16	42	72
Interest on other interest-earning assets	36	5	84	23

Total interest and dividend income	21,228	14,426	61,612	41,792

Interest expense:
Interest on deposits	4,355	4,404	12,864	14,605
Interest on short-term borrowings	11	5	55	47
Interest on long-term debt	868	502	2,649	1,501

Total interest expense	5,234	4,911	15,568	16,153

Net interest income	15,994	9,515	46,044	25,639
Provision for loan losses	77	694	2,245	1,808

Net interest income, after provision for loan losses	15,917	8,821	43,799	23,831

Non-interest income:
Customer service fees	1,555	826	4,459	2,322
Loan fees	238	160	536	437
Gain on sales of loans, net	309	125	1,073	424
Other-than-temporary impairment losses	—	(56)	—	(429)
Gain (loss) on sales of securities, net	785	(290)	785	(290)
Income from bank-owned life insurance	286	216	865	670
Equity income on investment in affiliate bank	145	117	321	92

Total non-interest income	3,318	1,098	8,039	3,226

Non-interest expenses:
Salaries and employee benefits	6,967	4,084	19,580	14,499
Occupancy and equipment	1,347	754	4,208	2,315
Data processing	779	406	2,282	1,318
Data processing contract termination cost	3,075	—	3,075	—
Marketing and advertising	373	387	1,419	934
Professional services	465	467	1,940	1,535
Foreclosed real estate expense, net	28	15	304	493
Deposit insurance	578	373	1,670	1,513
Other general and administrative	1,033	681	3,253	1,921

Total non-interest expenses	14,645	7,167	37,731	24,528

Income before income taxes	4,590	2,752	14,107	2,529

Provision for income taxes	1,619	864	5,034	787

Net income	$2,971	$1,888	$9,073	$1,742

Net income per share:
Basic	$0.13	$0.09	$0.41	$0.08
Diluted	$0.13	$0.09	$0.41	$0.08

Weighted average shares:
Basic	22,033,643	21,712,292	22,096,747	21,889,813
Diluted	22,037,561	21,712,292	22,103,406	21,889,813
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010 and 2009

	Shares of No			Accumulated			Unearned
	Par Common	Additional		Other		Unearned	Compensation -
	Stock	Paid-in	Retained	Comprehensive	Treasury	Compensation -	Restricted
(Dollars in thousands)	Outstanding	Capital	Earnings	Income (Loss)	Stock	ESOP	Shares	Total
Nine Months Ended September 30, 2009
Balance at December 31, 2008	22,750,000	$100,684	$105,426	$(6,205)	$—	$(7,866)	$(2,199)	$189,840

Comprehensive income:
Net income	—	—	1,742	—	—	—	—	1,742
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	11,133	—	—	—	11,133
Change in prior service costs and actuarial losses, net of tax effects	—	—	—	(18)	—	—	—	(18)

Total comprehensive income								12,857

Purchase of treasury stock	(328,232)	—	—	—	(2,902)	—	—	(2,902)
ESOP shares earned (31,050 shares)	—	(47)	—	—	—	311	—	264
Purchase of 164,000 shares for restricted share plan	(164,000)	—	—	—	—	—	(1,468)	(1,468)
Share-based compensation expense	—	282	—	—	—	—	259	541

Balance at September 30, 2009	22,257,768	$100,919	$107,168	$4,910	$(2,902)	$(7,555)	$(3,408)	$199,132

Nine Months Ended September 30, 2010
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415

Comprehensive income:
Net income	—	—	9,073	—	—	—	—	9,073
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	3,247	—	—	—	3,247
Change in prior service costs and actuarial losses, net of tax effects	—	—	—	102	—	—	—	102

Total comprehensive income								12,422

ESOP shares earned (31,050 shares)	—	17	—	—	—	311	—	328
Share-based compensation expense	2,620	381	—	—	—	—	377	758
Purchase of treasury stock	(153,367)	—	—	—	(1,710)	—	—	(1,710)
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—

Balance at September 30, 2010	22,461,927	$96,865	$118,262	$8,932	$(1,740)	$(7,141)	$(2,965)	$212,213

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$9,073	$1,742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition fair value adjustments	(1,037)	—
Earned ESOP shares	328	264
Provision for loan losses	2,245	1,808
Amortization of net deferred loan origination fees	(855)	(49)
Net (accretion) amortization of securities available for sale	(113)	925
Depreciation and amortization expense	1,804	972
(Gain) loss on sales of securities, net	(785)	290
Other-than-temporary impairment losses	—	429
Gain on sales of loans held in portfolio, net	(352)	—
(Gain) loss and provision for foreclosed real estate	(125)	369
Deferred income tax benefit	(2,358)	(84)
Income from bank-owned life insurance	(865)	(670)
Equity income on investment in affiliate bank	(321)	(92)
Share-based compensation expense	758	541
Net changes in:
Loans held for sale	(565)	(699)
Accrued interest receivable	724	513
Prepaid deposit insurance	1,542	—
Other assets	3,735	940
Accrued expenses and other liabilities	3,933	4,975

Net cash provided by operating activities	16,766	12,174

Cash flows from investing activities:
Cash provided by business combination	14,422	—
Maturities of certificates of deposit	3,100	4,000
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	54,336	39,744
(Purchases) proceeds from redemption of mutual funds	(6,130)	12,116
Proceeds from sales	5,943	392
Purchases	(58,314)	(102,673)
Loans originated, net of principal payments received	(70,003)	(75,526)
Proceeds from sales of fixed rate loans held in portfolio	34,488	—
Purchases of premises and equipment	(1,396)	(1,643)
Purchase of Federal Home Loan Bank stock	—	(151)
Capitalized costs on foreclosed real estate	(364)	(1,132)
Proceeds from sales of foreclosed real estate	3,525	1,549

Net cash used in investing activities	(20,393)	(123,324)

(continued)
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash flows from financing activities:
Net increase in deposits	107,330	125,161
Net change in borrowings with maturities less than three months	(6,410)	(2,016)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	15,475	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(10,050)	(475)
Purchase of stock for equity incentive plan	—	(1,468)
Purchase of treasury stock	(1,710)	(2,902)

Net cash provided by financing activities	104,635	118,300

Net change in cash and cash equivalents	101,008	7,150

Cash and cash equivalents at beginning of period	19,966	20,265

Cash and cash equivalents at end of period	$120,974	$27,415

Supplemental cash flow information:
Interest paid on deposits	$12,807	$14,936
Interest paid on borrowings	3,665	1,555
Income taxes paid	5,430	1,315
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,635	840
In conjunction with the purchase acquisition detailed in Note 6 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired	450,648	—
Fair value of liabilities assumed	465,070	—
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Meridian Interstate Bancorp, Inc. (the “Company” or “Meridian Interstate”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (the “Bank”) to be its holding company. Meridian Interstate owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. Meridian Financial Services, Incorporated (“Meridian Financial Services”) is the mutual holding company for Meridian Interstate and holds 13,164,109 shares or 59% of Meridian Interstate’s outstanding common stock.
The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010, and is available through the SEC’s website at www.sec.gov.
In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other than temporary impairment of securities, the valuation of foreclosed real estate, goodwill and income taxes.
2. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which changed the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, “Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU will have a material impact on the disclosures in the Company’s December 31, 2010 consolidated financial statements.

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
Assets Measured at Fair Value on a Recurring Basis:
Assets measured at fair value on a recurring basis are summarized as follows.:

	September 30, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$222,468	$—	$222,468
Government-sponsored enterprises	—	10,397	—	10,397
Municipal bonds	—	4,432	—	4,432
Residential mortgage-backed securities:
Government-sponsored enterprises	—	37,741	—	37,741
Private label	—	15,224	—	15,224
Other debt securities	—	666	—	666

Total debt securities	—	290,928	—	290,928

Marketable equity securities:
Common stocks	34,820	—	—	34,820
Money market mutual funds	23,153	—	—	23,153

Total marketable equity securities	57,973	—	—	57,973

Total securities available for sale	$57,973	$290,928	$—	$348,901

	December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$220,007	$—	$220,007
Government-sponsored residential rmortgage-backed securities	—	23,778	—	23,778

Total debt securities	—	243,785	—	243,785

Marketable equity securities:
Common stocks	28,878	—	—	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	49,582	—	—	49,582

Total securities available for sale	$49,582	$243,785	$—	$293,367

There were no transfers in or out of Levels 1 and 2 for the nine months ended September 30, 2010. There were no liabilities measured at fair value on a recurring basis.

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

				Three Months Ended	Nine Months Ended
	September 30, 2010			September 30, 2010	September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$10,762	$27	$943
Foreclosed real esate	—	—	3,215	51	51

	$—	$—	$13,977	$78	$994

				Three Months Ended	Nine Months Ended
	December 31, 2009			September 30, 2009	September 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$1,700	$536	$874
Foreclosed real esate	—	—	2,869	150	350

	$—	$—	$4,569	$686	$1,224

At September 30, 2010 and December 31, 2009, the fair value of foreclosed real estate is based on appraised value of the collateral, considering discounting factors and adjusted for selling costs. The losses on foreclosed real estate represent the adjustment in valuation recorded during the time periods indicated, and not for losses incurred on the sale of the property. At September 30, 2010 and December 31, 2009, the amount of impaired loans represents the carrying value and related allocated reserves on impaired loans for which adjustments are based on the appraised value of the underlying collateral, considering discounting factors and adjusted for selling costs. The losses on impaired loans are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.
Carrying amounts and fair value of financial assets and liabilities are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$120,974	$120,974	$19,966	$19,966
Certificates of deposit — affiliate bank	—	—	3,000	3,028
Securities available for sale	348,901	348,901	293,367	293,367
Federal Home Loan Bank stock	12,538	12,538	4,605	4,605
Loans and loans held for sale, net	1,198,121	1,211,911	814,255	813,393
Accrued interest receivable	6,880	6,880	6,231	6,231

Financial liabilities:
Deposits	1,409,029	1,416,172	922,475	927,385
Borrowings	153,924	161,070	75,410	76,782
Accrued interest payable	1,066	1,066	728	728

4. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted EPS calculations. At September 30, 2010 and 2009, options for 502,572 and 587,600 shares, respectively, were not included in the calculation of diluted EPS because to do so would have been antidilutive.
The following table is the reconciliation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Net income available to common stockholders	$2,971	$1,888	$9,073	$1,742

Average number of common shares outstanding	21,766,532	21,542,287	21,830,598	21,704,968
Effect of dilutive unvested stock awards	267,111	170,005	266,149	184,845

Basic weighted average shares outstanding	22,033,643	21,712,292	22,096,747	21,889,813
Effect of dilutive stock options	3,918	—	6,659	—

Diluted weighted average shares outstanding	22,037,561	21,712,292	22,103,406	21,889,813

Earnings per share:
Basic	$0.13	$0.09	$0.41	$0.08
Diluted	$0.13	$0.09	$0.41	$0.08
5. Securities
All securities held by the Company as of September 30, 2010 and December 31, 2009 were classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.
At September 30, 2010, the securities portfolio was $348.9 million, or 19.4% of total assets. At that date, 63.8% of the securities portfolio, or $222.5 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $69.2 million and $71.7 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. The portfolio also includes debt securities issued by government-sponsored enterprises, municipal bonds, mortgage backed securities issued by government-sponsored enterprises and private companies, other debt securities and marketable equity securities. Included in marketable equity securities are money market mutual funds and common stocks.

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2010
Debt securities:
Corporate bonds:
Financial services	$69,195	$2,711	$(180)	$71,726
Industry and manufacturing	40,935	2,281	—	43,216
Consumer products and services	39,214	2,518	—	41,732
Other	62,767	3,027	—	65,794

Total corporate bonds	212,111	10,537	(180)	222,468
Government-sponsored enterprises	10,334	74	(11)	10,397
Municipal bonds	4,380	52	—	4,432
Residential mortgage-backed securities:
Government-sponsored enterprises	36,562	1,186	(7)	37,741
Private label	14,168	1,166	(110)	15,224
Other debt securities	666	—	—	666

Total debt securities	278,221	13,015	(308)	290,928

Marketable equity securities:
Common stocks	32,048	3,463	(691)	34,820
Money market mutual funds	23,153	—	—	23,153

Total marketable equity securities	55,201	3,463	(691)	57,973

Total securities available for sale	$333,422	$16,478	$(999)	$348,901

December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$59,219	$1,786	$(282)	$60,723
Industry and manufacturing	54,522	2,106	(481)	56,147
Consumer products and services	50,402	2,205	—	52,607
Other	48,136	2,394	—	50,530

Total corporate bonds	212,279	8,491	(763)	220,007
Government-sponsored residential rmortgage-backed securities	23,659	148	(29)	23,778

Total debt securities	235,938	8,639	(792)	243,785

Marketable equity securities:
Common stocks	26,698	3,001	(821)	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	47,402	3,001	(821)	49,582

Total securities available for sale	$283,340	$11,640	$(1,613)	$293,367

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2010 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Corporate bonds:
Financial services	$9,497	$9,484	$48,547	$50,953	$11,151	$11,289	$69,195	$71,726
Industry and manufacturing	5,002	5,006	35,933	38,210	—	—	40,935	43,216
Consumer products and services	7,736	7,889	31,478	33,843	—	—	39,214	41,732
Other	22,135	22,486	40,632	43,308	—	—	62,767	65,794

Total corporate bonds	44,370	44,865	156,590	166,314	11,151	11,289	212,111	222,468
Government-sponsored enterprises	—	—	4,339	4,367	5,995	6,030	10,334	10,397
Municipal bonds	1,366	1,371	500	505	2,514	2,556	4,380	4,432
Residential mortgage- backed securities:
Government-sponsored enterprises	—	—	8	8	36,554	37,733	36,562	37,741
Private label	—	—	—	—	14,168	15,224	14,168	15,224
Other debt securities	—	—	140	140	526	526	666	666

Total	$45,736	$46,236	$161,577	$171,334	$70,908	$73,358	$278,221	$290,928

Information pertaining to securities available for sale, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
September 30, 2010
Debt securities:
Corporate bonds — financial services	$80	$4,918	$100	$5,900
Government-sponsored enterprises	11	207	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	7	443	—	—
Private label	110	2,063	—	—

Total debt securities	208	7,631	100	5,900
Common stocks	274	5,307	417	3,340

Total	$482	$12,938	$517	$9,240

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$24	$6,059	$258	$6,736
Industry and manufacturing	—	—	481	5,519

Total corporate bonds	24	6,059	739	12,255
Government-sponsored residential rmortgage-backed securities	26	8,163	3	9

Total debt securities	50	14,222	742	12,264
Common stock	—	—	821	6,890

Total	$50	$14,222	$1,563	$19,154

The Company determined no securities were other-than-temporarily impaired during the nine months ended September 30, 2010. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.
As of September 30, 2010, the net unrealized gain on the total debt securities portfolio was $12.7 million. At September 30, 2010, 13 debt securities had unrealized losses with an aggregate depreciation of 2.2% from the Company’s cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.
As of September 30, 2010, the net unrealized gain on the total equity portfolio was $2.8 million. At September 30, 2010, 21 marketable equity securities had unrealized losses with an aggregate depreciation of 7.4% from the Company’s cost basis. Five equity securities had market value declines of 15.0% or more, with net unrealized losses of $382,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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
The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $269,000 during the nine months ended September 30, 2010 and $449,000 during the year ended December 31, 2009. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)
Assets acquired and liabilities assumed:
Cash and cash equivalents	$14,422
Certificates of deposit	100
Securities available for sale	45,516
Federal Home Loan Bank Stock, at cost	7,933
Loans held for sale	4,919
Loans, net	345,917
Bank -owned life insurance	8,939
Foreclosed real estate, net	1,747
Premises and equipment, net	10,618
Accrued interest receivable	1,373
Deferred tax asset, net	8,849
Goodwill	11,138
Other assets	3,599

Total assets acquired	$465,070

Deposits	$380,550
FHLB Borrowings	80,932
Accrued expenses and other liabilities	3,588

Total liabilities assumed	$465,070

As noted above, the Company acquired loans at fair value of $345.9 million. Included in this amount was $20.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable difference of $7.1 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date. As of September 30, 2010, the carrying amount of these loans with evidence of credit deterioration at the acquisition date was $19.2 million, and the remaining nonaccretable difference was $4.9 million.
The following table summarizes the unaudited pro forma financial results of operations as if the Company acquired Mt. Washington on January 1, 2009 (2009 amounts represent combined results for the Company and Mt. Washington):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net interest income	$15,994	$13,368	$46,201	$37,341
Net income	2,971	1,494	9,282	608
Net income per share — Basic	$0.13	$0.07	$0.42	$0.03
Net income per share — Diluted	0.13	0.07	0.42	0.03

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

Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2009 Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, other than temporary impairment of securities, the valuation of foreclosed real estate, goodwill and income taxes as the Company’s most critical accounting policies. The only changes to the Company’s critical accounting policies since December 31, 2009 involved the accounting for the acquisition of Mt. Washington and the resulting goodwill.
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
Total assets increased $584.2 million, or 48.2%, to $1.8 billion at September 30, 2010 from $1.2 billion at December 31, 2009, reflecting $465.1 million of assets acquired in the Mt. Washington merger. Cash and cash equivalents increased $101.0 million to $121.0 million at September 30, 2010 from $20.0 million at December 31, 2009, including $14.4 million of cash acquired in the Mt. Washington merger. Securities available for sale increased $55.5 million, or 18.9%, to $348.9 million at September 30, 2010 from $293.4 million at December 31, 2009, including $45.5 million of securities acquired in the Mt. Washington merger. Net loans increased $378.4 million, or 46.5%, to $1.2 billion at September 30, 2010 from $813.3 million at December 31, 2009, primarily due to $345.9 million of loans acquired in the Mt. Washington merger and organic loan growth of $68.8 million, partially offset by sales of fixed-rate bi-weekly mortgage loans totaling $34.1 million in the first quarter of 2010.
Total deposits increased $486.6 million, or 52.7%, to $1.4 billion at September 30, 2010 from $922.5 million at December 31, 2009, reflecting $380.6 million of deposits acquired in the Mt. Washington merger along with organic deposit growth of $106.0 million. Total borrowings increased $78.5 million, or 104.1%, to $153.9 million at September 30, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger.
Total stockholders’ equity increased $11.8 million, or 5.9%, to $212.2 million at September 30, 2010, from $200.4 million at December 31, 2009. The increase was due primarily to $9.1 million in net income and a $3.3 million increase in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 11.82% at September 30, 2010, compared to 16.54% at December 31, 2009, reflecting the increase in assets resulting from the Mt. Washington merger. Book value per share increased to $9.45 at September 30, 2010 from $9.07 at December 31, 2009. Tangible book value per share decreased to $8.95 at September 30, 2010 from $9.07 at December 31, 2009, primarily due to goodwill resulting from the Mt. Washington merger.
Loan Portfolio Analysis
Our loan portfolio consists primarily of residential, multi-family and commercial real estate, construction and land development, commercial and consumer loans and home equity lines of credit originated primarily in our market area. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Loan detail by category as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
One-to four-family	$428,549	35.6%	$276,122	33.5%
Multi-family	128,168	10.7	53,402	6.5
Commercial real estate	408,898	33.9	350,648	42.6
Construction	127,629	10.6	94,102	11.4
Home equity lines of credit	73,580	6.1	29,979	3.6

Total real estate loans	1,166,824	96.9	804,253	97.6

Commercial business loans	29,522	2.5	18,029	2.2
Consumer loans	6,909	0.6	1,205	0.2

Total loans	1,203,255	100.0%	823,487	100.0%

Net deferred loan origination fees	(90)		(945)
Allowance for loan losses	(11,483)		(9,242)

Loans, net	$1,191,682		$813,300

Asset Quality
Non-Performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2010, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The following table summarizes the non-performing assets at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$11,476	$4,098
Multi-family	3,128	850
Commercial real estate	6,104	7,388
Home equity lines of credit	2,155	—
Construction	14,220	9,224

Total real estate loans	37,083	21,560

Commercial business loans	228	—
Consumer loans	3	138

Total non-accrual loans	37,314	21,698

Foreclosed assets	3,215	2,869

Total nonperforming assets	$40,529	$24,567

Non-accrual loans to total loans	3.10%	2.63%
Non-accrual loans to total assets	2.08%	1.79%
Non-performing assets to total assets	2.26%	2.03%
Non-performing loans increased to $37.3 million, or 3.10% of total loans outstanding at September 30, 2010, from $21.7 million, or 2.63% of total loans outstanding at December 31, 2009. Non-performing assets increased to $40.5 million, or 2.26% of total assets, at September 30, 2010, from $24.6 million, or 2.03% of total assets, at December 31, 2009. Non-performing assets at September 30, 2010 were comprised of $14.2 million of construction loans, $6.1 million of commercial real estate loans, $11.5 million of one-to four-family mortgage loans, $3.1 million of multi-family mortgage loans, $2.2 million of home equity loans and foreclosed real estate of $3.2 million. Non-performing assets at September 30, 2010 included $17.4 million acquired in the Mt. Washington merger, comprised of $16.5 million of non-performing loans and $924,000 of foreclosed real estate. Interest income that would have been recorded for the nine months ended September 30, 2010 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $1.7 million.
Troubled Debt Restructurings. The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In thousands)	2010	2009
TDRs on accrual status:
One-to four-family real estate	$1,103	$189
Commercial real estate	4,797	—

	5,900	189

TDRs on non-accrual status:
One-to four-family real estate	566	1,148
Construction	—	591

	566	1,739

Total TDRs	$6,466	$1,928

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
Potential Problem Loans. Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at September 30, 2010 or December 31, 2009 other than those already classified as non-performing, impaired or troubled debt restructurings as of those dates.
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
Changes in the allowance for loan losses during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Beginning balance	$11,265	$8,120	$9,242	$6,912

Provision for loan losses	77	694	2,245	1,808

Charge offs:
Real estate loans	105	51	263	216
Commercial business loans	—	—	—	—
Consumer loans	33	57	83	58

Total charge-offs	138	108	346	274

Recoveries:
Real estate loans	268	—	314	260
Commercial business	—	—	—	—
Consumer loans	11	5	28	5

Total recoveries	279	5	342	265

Net (charge-offs) recoveries	141	(103)	(4)	(9)

Ending balance	$11,483	$8,711	$11,483	$8,711

Allowance to non-accrual loans	30.77%	45.14%	30.77%	45.14%
Allowance to total loans outstanding	0.95%	1.11%	0.95%	1.11%
Net (charge-offs) recoveries to average loans outstanding (annualized)	0.05%	(0.01)%	0.00%	0.00%
The Company’s provision for loan losses was $77,000 for the quarter ended September 30, 2010 compared to $694,000 for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the provision for loan losses was $2.2 million compared to $1.8 million for the nine months ended September 30, 2009. These changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $11.5 million or 0.95% of total loans outstanding at September 30, 2010, compared to $9.2 million, or 1.12% of total loans outstanding at December 31, 2009. The decrease in the ratio of the allowance for loan losses to total loans outstanding was primarily due to $345.9 million of loans acquired in the Mt. Washington merger at fair value on the date of acquisition, pursuant to current accounting guidance that precludes the combination of allowance for loan loss amounts associated with such loans acquired. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One- to four-family	$2,054	17.9%	35.6%	$1,730	18.7%	33.5%
Multi-family	1,078	9.4	10.7	467	5.1	6.5
Commercial real estate	5,106	44.5	33.9	4,435	48.0	42.6
Home equity lines of credit	133	1.2	6.1	128	1.4	3.6
Construction	2,624	22.8	10.6	1,859	20.1	11.4

Total real estate loans	10,995	95.8	96.9	8,619	93.3	97.6

Commercial business loans	356	3.1	2.5	586	6.3	2.2
Consumer loans	132	1.1	0.6	37	0.4	0.2

Total	$11,483	100.0%	100.0%	$9,242	100.0%	100.0%

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
The Company had impaired loans totaling $38.3 million and $29.3 million as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, impaired loans totaling $11.9 million had a valuation allowance of $1.2 million. Impaired loans totaling $2.2 million had a valuation allowance of $472,000 at December 31, 2009. The Company’s average investment in impaired loans was $32.3 million and $17.0 million for the nine months ended September 30, 2010 and 2009, respectively.
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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2010 and considered any probable loss in determining the allowance for loan losses. For loans measured for impairment based on the collateral value, we will do the following:
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

•
Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months.

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

•
Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months.

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
The following table summarizes the period end balance and the composition of deposits:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
NOW and demand deposits	$247,431	17.6%	$102,386	11.1%
Money market deposits	314,772	22.3	247,006	26.8
Regular and other deposits	184,129	13.1	128,016	13.9
Certificates of deposit	662,697	47.0	445,067	48.2

Total	$1,409,029	100.0%	$922,475	100.0%

Borrowings
Total borrowings increased $78.5 million, or 104.1%, to $153.9 million at September 30, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger. At September 30, 2010 and December 31, 2009, FHLB advances totaled $135.3 million and $62.3 million, respectively, with a weighted average rate of 2.52% and 2.77%, respectively. At September 30, 2010 and December 31, 2009, federal funds purchased totaled $18.6 million and $13.1 million, respectively, with a weighted average rate of 0.20% and 0.35%, respectively.
Results of Operations for the Three and Nine Months Ended September 30, 2010 and September 30, 2009
Overview
We recorded net income of $3.0 million, or $0.13 per share (basic and diluted), for the quarter ended September 30, 2010, compared to $1.9 million, or $0.09 per share (basic and diluted), for the quarter ended September 30, 2009. Income before income tax expense increased $1.8 million to $4.6 million, the net result of increases in net interest income of $6.5 million and non-interest income of $2.2 million and a decrease in provision for loan losses of $617,000, partially offset by an increase in non-interest expense of $7.5 million.
For the nine months ended September 30, 2010, net income was $9.1 million, or $0.41 per share (basic and diluted) compared to net income of $1.7 million, or $0.08 per share (basic and diluted), for the nine months ended September 30, 2009. Income before income tax expense increased $11.6 million to $14.1 million, the net result of increases in net interest income of $20.4 million and non-interest income of $4.8 million, partially offset by increases in provision for loan losses of $437,000 and non-interest expense of $13.2 million. The three and nine month periods ended September 30, 2010 reflect combined results following the acquisition of Mt. Washington Cooperative Bank on January 4, 2010.
The Company recorded a pre-tax charge of $3.1 million during the quarter ended September 30, 2010 for costs related to termination of the contract with Mt. Washington’s data processing services provider in October 2010. The after tax impact of this charge was a reduction to net income of $1.8 million, or $0.08 per share (basic and diluted), for the quarter and nine months ended September 30, 2010.
Return on average stockholders’ equity increased to 5.64% for the quarter ended September 30, 2010 and 5.83% for the nine months ended September 30, 2010, compared to 3.86% and 1.22% for the respective periods of 2009. Return on average assets was 0.68% for the quarter ended September 30, 2010 and 0.71% for the nine months ended September 30, 2010, compared to 0.63% and 0.20% for the respective periods of 2009.

Net Interest Income
Net interest income increased $6.5 million, or 68.1%, to $16.0 million for the quarter ended September 30, 2010 from $9.5 million for the quarter ended September 30, 2009. The net interest rate spread and net interest margin were 3.75% and 3.93%, respectively, for the quarter ended September 30, 2010 compared to 3.00% and 3.35%, respectively, for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, net interest income increased $20.4 million, or 79.6%, to $46.0 million from $25.6 million for the nine months ended September 30, 2009. The net interest rate spread and net interest margin were 3.72% and 3.90%, respectively, for the nine months ended September 30, 2010 compared to 2.80% and 3.21%, respectively, for the nine months ended September 30, 2009. The increases in net interest income were due primarily to the Mt. Washington merger and organic loan growth, along with continuing declines in interest costs of deposits and borrowings.
The average balance of the Company’s loan portfolio, which is principally comprised of real estate loans, increased $423.3 million, or 54.4%, to $1.2 billion, which was partially offset by the decline in the yield on loans of eight basis points to 5.78% for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the average balance of the loan portfolio increased $420.6 million, or 55.7%, to $1.2 billion, which was partially offset by the decline in the yield on loans of 15 basis points to 5.75% compared to the nine months ended September 30, 2009.
The Company’s cost of deposits declined 63 basis points to 1.37%, which was partially offset by the increase in the average balance of interest-bearing deposits of $384.5 million, or 44.0%, to $1.3 billion for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the cost of deposits declined 98 basis points to 1.40%, which was partially offset by the increase in the average balance of interest-bearing deposits of $409.0 million, or 49.7%, to $1.2 billion compared to the nine months ended September 30, 2009.
The Company’s yield on interest-earning assets increased 14 basis points to 5.22% for the quarter ended September 30, 2010 compared to 5.08% for the quarter ended September 30, 2009, while the cost of interest-bearing liabilities declined 61 basis points to 1.47% for the quarter ended September 30, 2010 compared to 2.08% for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the yield on interest-earning assets declined two basis points to 5.22% compared to 5.24% for the nine months ended September 30, 2009, while the cost of interest-bearing liabilities declined 94 basis points to 1.50% compared to 2.44% for the nine months ended September 30, 2009.

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

	Three Months Ended September 30,
	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Cost (4)	Balance	Earned/Paid	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,200,946	$17,491	5.78%	$777,674	$11,480	5.86%
Securities and certificates of deposit	349,691	3,701	4.20	314,130	2,941	3.71
Other interest-earning assets	62,513	36	0.23	35,346	5	0.06

Total interest-earning assets	1,613,150	21,228	5.22	1,127,150	14,426	5.08

Noninterest-earning assets	130,999			77,101

Total assets	$1,744,149			$1,204,251

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$116,282	129	0.44%	$37,912	22	0.23%
Money market deposits	309,486	837	1.07	267,049	1,084	1.61
Savings and other deposits	184,920	254	0.54	128,816	238	0.73
Certificates of deposit	647,554	3,135	1.92	439,967	3,060	2.76

Total interest-bearing deposits	1,258,242	4,355	1.37	873,744	4,404	2.00

FHLB advances and other borrowings	151,071	879	2.31	62,612	507	3.21

Total interest-bearing liabilities	1,409,313	5,234	1.47	936,356	4,911	2.08

Noninterest-bearing demand deposits	110,210			61,203
Other noninterest-bearing liabilities	13,916			11,260

Total liabilities	1,533,439			1,008,819

Total stockholders’ equity	210,710			195,432

Total liabilities and stockholders’ equity	$1,744,149			$1,204,251

Net interest-earning assets	$203,837			$190,794

Net interest income		$15,994			$9,515

Interest rate spread (2)			3.75%			3.00%
Net interest margin (3)			3.93%			3.35%
Average interest-earning assets to average interest-bearing liabilities		114.46%			120.38%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

	Nine Months Ended September 30,
	2010			2009
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Cost (4)	Balance	Earned/Paid	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,175,322	$50,530	5.75%	$754,770	$33,171	5.90%
Securities and certificates of deposit	347,711	10,998	4.23	286,433	8,598	4.03
Other interest-earning assets	55,549	84	0.20	29,295	23	0.11

Total interest-earning assets	1,578,582	61,612	5.22	1,070,498	41,792	5.24

Noninterest-earning assets	134,497			80,603

Total assets	$1,713,079			$1,151,101

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$112,462	394	0.47%	$37,483	105	0.38%
Money market deposits	305,669	2,617	1.14	225,982	3,184	1.89
Savings and other deposits	183,406	756	0.55	126,673	833	0.88
Certificates of deposit	631,157	9,097	1.93	433,512	10,483	3.24

Total interest-bearing deposits	1,232,694	12,864	1.40	823,650	14,605	2.38

FHLB advances and other borrowings	154,384	2,704	2.34	64,840	1,548	3.20

Total interest-bearing liabilities	1,387,078	15,568	1.50	888,490	16,153	2.44

Noninterest-bearing demand deposits	102,880			60,569
Other noninterest-bearing liabilities	15,665			10,412

Total liabilities	1,505,623			959,471

Total stockholders’ equity	207,456			191,630

Total liabilities and stockholders’ equity	$1,713,079			$1,151,101

Net interest-earning assets	$191,504			$182,008

Net interest income		$46,044			$25,639

Interest rate spread (2)			3.72%			2.80%
Net interest margin (3)			3.90%			3.21%
Average interest-earning assets to average interest-bearing liabilities		113.81%			120.49%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 Compared to 2009			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$6,167	$(156)	$6,011	$18,213	$(854)	$17,359
Securities	353	407	760	1,964	436	2,400
Other interest-earning assets	6	25	31	34	27	61

Total	6,526	276	6,802	20,211	(391)	19,820

Interest expense:
Deposits	1,492	(1,541)	(49)	5,290	(7,031)	(1,741)
Borrowings	548	(176)	372	1,667	(511)	1,156

Total	2,040	(1,717)	323	6,957	(7,542)	(585)

Change in net interest income	$4,486	$1,993	$6,479	$13,254	$7,151	$20,405

Non-interest Income
Non-interest income increased $2.2 million, or 202.2%, to $3.3 million for the quarter ended September 30, 2010 from $1.1 million for the quarter ended September 30, 2009, primarily due to increases of $1.1 million in gain on sale of securities, $729,000 in customer service fees and $184,000 in gain on sale of loans. For the nine months ended September 30, 2010, non-interest income increased $4.8 million, or 149.2%, to $8.0 million from $3.2 million for the nine months ended September 30, 2009, primarily due to increases of $2.1 million in customer service fees, $1.1 million in gain on sale of securities, $649,000 in gain on sales of loans, $429,000 from other-than-temporary impairment losses recorded in the prior year period and $229,000 in equity income from the Company’s Hampshire First Bank affiliate. The increases in customer service fees were primarily due to service charges on deposit relationships acquired in the Mt. Washington merger and additional growth in deposits. The increases in gain on sales of securities reflected gains totaling $518,000 from equity securities and $267,000 from corporate bonds during the quarter ended September 30, 2010. The increases in gain on sales of loans reflected higher sales of loans originated for sale during the first nine months of 2010 and gains totaling $352,000 on sales of fixed-rate bi-weekly mortgage loans during the first quarter of 2010.
Non-interest Expense
Non-interest expense increased $7.5 million, or 104.3%, to $14.6 million for the quarter ended September 30, 2010 from $7.2 million for the quarter ended September 30, 2009, primarily due to the $3.1 million charge related to termination of the contract with Mt. Washington’s data processing services provider and increases of $373,000 in recurring data processing costs, $2.9 million in salaries and employee benefits and $593,000 in occupancy and equipment expenses. For the nine months ended September 30, 2010, non-interest expense increased $13.2 million, or 53.8%, to $37.7 million from $24.5 million for the nine months ended September 30, 2009, primarily due to the $3.1 million charge related to termination of the contract with Mt. Washington’s data processing services provider and increases of $964,000 in recurring data processing costs, $5.1 million in salaries and employee benefits, $1.9 million in occupancy and equipment expenses, $485,000 in marketing and advertising, $405,000 in professional services and $1.3 million in other general and administrative expenses. The increases in non-interest expenses were primarily due to higher expense levels following the Mt. Washington merger. The Company’s efficiency ratio improved to 62.45% for the quarter ended September 30, 2010, excluding the charge to terminate Mt. Washington’s data processing contract, from 65.73% for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the efficiency ratio improved to 65.02%, excluding the charge to terminate Mt. Washington’s data processing contract, from 84.13% for the nine months ended September 30, 2009.

The Company agreed to revised contract terms with its current data processing services provider during the quarter ended September 30, 2010 that included provisions for the conversion of Mt. Washington’s accounts from their data processing services provider in October 2010. As a result of these revised contract terms and the termination of Mt. Washington’s prior data processing services contract, the Company expects to realize significant data processing cost savings in subsequent periods.
Income Tax
The Company recorded a provision for income taxes of $1.6 million for the quarter ended September 30, 2010, reflecting an effective tax rate of 35.3%, compared to $864,000, or 31.4%, for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the provision for income taxes was $5.0 million, reflecting an effective tax rate of 35.7%, compared to $787,000, or 31.1%, for the nine months ended September 30, 2009. The increase in the income tax provision was primarily due to taxable income that was higher than tax preference items. After an analysis of the components of the deferred tax asset, the Company recorded a decrease of $331,000 to the valuation allowance against the deferred tax asset during the nine months ended September 30, 2010. As of September 30, 2010, the total valuation allowance against the deferred tax asset was $110,000.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $121.0 million. In addition, at September 30, 2010, we had $164.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On September 30, 2010, we had $132.6 million of advances outstanding.
A significant use of our liquidity is the funding of loan originations. At September 30, 2010 and December 31, 2009, we had total loan commitments outstanding, as follows:

	September 30,	December 31,
(In thousands)	2010	2009
Unadvanced portion of existing loans:
Construction	$45,477	$72,218
Home equity line of credit	42,294	25,623
Other lines and letters of credit	9,032	4,038
Commitments to originate:
One- to four-family	19,700	1,844
Commercial real estate	60,494	18,711
Construction	19,519	27,460
Other loans	3,946	4,457

Total loan commitments outstanding	$200,462	$154,351

Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. The Bank provided participating checking accounts with overdraft account protection covering $7.8 million of balances as of September 30, 2010.

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $16.2 million as of September 30, 2010, with total annual payments of $2.2 million. On August 5, 2010, we terminated Mt. Washington’s contract with its core data processing provider in preparation for the conversion to the Company’s core data processing provider during October 2010. This contract termination and related systems conversion costs resulted in a charge to operations of $3.1 million during the quarter ending September 30, 2010. In addition, we had outstanding commitments as of September 30, 2010 totaling $2.0 million for the construction of two new branches in Revere and the West Roxbury area of Boston, Massachusetts, and $487,000 for renovations of several existing branch locations.
Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2010 totaled $375.2 million, or 56.6% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered, and total certificates of deposit have increased in 2010 in addition to those acquired in the Mt. Washington merger.
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
Capital Management. Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Savings Bank is considered “well capitalized” under regulatory guidelines.
We may use capital management tools such as cash dividends and common share repurchases. However, Massachusetts Commissioner of Banks regulations restrict stock repurchases by Meridian Interstate Bancorp within three years of its initial stock offering completed in January 2008 unless the repurchase: (i) is part of a general repurchase made on a pro rata basis pursuant to an offering approved by the Commissioner of the Banks and made to all stockholders of Meridian Interstate Bancorp (other than Meridian Financial Services with the approval of the Commissioner of Banks); (ii) is limited to the repurchase of qualifying shares of a director; (iii) is purchased in the open market by a tax-qualified or nontax-qualified employee stock benefit plan of Meridian Interstate Bancorp or East Boston Savings Bank in an amount reasonable and appropriate to fund the plan; or (iv) is limited to stock repurchases of no greater than 5% of the outstanding capital stock of Meridian Interstate Bancorp where compelling and valid business reasons are established to the satisfaction of the Commissioner of Banks. In addition, pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases. Meridian Interstate Bancorp will also be subject to the Federal Reserve Board’s notice provisions for stock repurchases.
In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock. As of September 30, 2010, the Company had repurchased 153,367 shares of its stock at an average price of $11.15 per share, or 32.5% of the shares authorized for repurchase under the Company’s third stock repurchase program. The Company has repurchased 1,084,867 shares since December 2008.
Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We had no investment in derivative securities at September 30, 2010.
For the nine months ended September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
We have an Asset/Liability Management Committee to coordinate all aspects of asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.
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
The following table reflects changes in estimated net interest income for the Company at October 1, 2010 through September 30, 2011.

Interest Rate Sensitivity
Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
	(Dollars in Thousands)
300	$55,950	$(5,362)	(8.75)%
Flat	61,312
-50	61,856	544	0.89

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
Item 1A. Risk Factors
Other than with respect to information contained in this and other Quarterly Reports on Form 10-Q we have filed with the Securities and Exchange Commission during 2010, there have been no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.) — (b.) Not applicable.

(c.) The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	(a)	(b)	Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid Per Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs (1)	Programs
July 1 – 31, 2010	400	$10.78	400	362,328
August 1 – 31, 2010	31,615	$10.83	31,615	330,713
September 1 – 30, 2010	11,652	$10.86	11,652	319,061

Total	43,667	$10.84	43,667	319,061

(1)
In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
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

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)
Dated: November 9, 2010	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2010	/s/ Mark L. Abbate
Mark L. Abbate Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)