Form 10-K
period 2010-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2011-03-16
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33898

Meridian Interstate Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	20-4652200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Meridian Street, East Boston, Massachusetts (Address of Principal Executive Offices)	02128 Zip Code

(617) 567-1500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Global Select Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2010 was approximately $89.5 million. As of March 1, 2011, there were 22,470,643 outstanding shares of the Registrant’s common stock, the majority of which are owned by the Registrant’s mutual holding company parent, Meridian Financial Services, Incorporated.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN INTERSTATE BANCORP
2010 FORM 10-K ANNUAL REPORT

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

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions we might make, the factors illustrated above or other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. In addition, please see “Item 1A. Risk Factors.”

Item 1.	business

Meridian Interstate Bancorp, Inc.

Meridian Interstate Bancorp, Inc. (the “Company”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank to be its holding company. Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate Bancorp owns 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. At December 31, 2010, Hampshire First Bank had assets of $235.5 million. At December 31, 2010, Meridian Interstate Bancorp had total assets of $1.8 billion, deposits of $1.5 billion and stockholders’ equity of $215.6 million.

Meridian Financial Services, Incorporated

Meridian Financial Services, Incorporated is our Massachusetts-chartered mutual holding company parent. As a mutual holding company, Meridian Financial Services is a non-stock company. Meridian Financial Services owns 58.6% of Meridian Interstate Bancorp’s common stock. So long as Meridian Financial Services exists, it will own a majority of the voting stock of Meridian Interstate Bancorp and, through its Board of Trustees, will be able to exercise voting control over most matters put to a vote of stockholders. Of the 14 directors of Meridian Interstate Bancorp, 12 are also members of the Board of Trustees of Meridian Financial Services, which is composed of 34 members. Meridian Financial Services does not currently intend to engage in any business activity other than those relating to owning a majority of the common stock of Meridian Interstate Bancorp.

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank that operates from 21 full-service locations and two loan centers in the greater Boston metropolitan area. East Boston Savings Bank was originally founded in 1848. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Middlesex and Essex Counties, Massachusetts.

We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial business and consumer loans which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests. We also offer non-deposit financial products through a third-party network arrangement. On January 4, 2010, East Boston Savings Bank completed its acquisition of Mt. Washington Co-operative Bank (“Mt. Washington”). As of December 31, 2009, Mt. Washington had total assets of $496.2 million, deposits of 385.7 million and equity of $31.6 million. Refer to Item 8 Financial Statements and Supplementary Data, Note 2 to the consolidated financial statements for information regarding the transaction.

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

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts east of Route 93, including Cape Cod, and portions of south-eastern New Hampshire and Maine. We conduct our operations through our 21 full service offices and two loan centers located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (four offices and one loan center), Middlesex (five offices) and Suffolk (12 offices and one loan center) Counties. The greater Boston metropolitan area is the 11th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. Based on data from the Federal Reserve Bank of Boston, the unemployment rates for Massachusetts and New Hampshire decreased to 8.2% and 5.5%, respectively, for December 2010 from 9.3% and 6.9%, respectively, from the prior year earlier period. Home prices in Massachusetts and New Hampshire declined at annual rates of 2.0% and 5.4%, respectively, in the third quarter of 2010 compared to declines of 7.1% and 12.3%, respectively, for the prior year period.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, including Bank of America Corporation, Banco Santander (Sovereign Bank), TD Bank Financial Group, Citizens Financial Group, Eastern Bank and People’s United Financial. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2010, East Boston Savings Bank had 0.80% of the deposit market share within the Boston-Cambridge-Quincy, Massachusetts — New Hampshire metropolitan statistical area.

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

Lending Activities

Commercial Real Estate Loans

At December 31, 2010, commercial real estate loans were $433.5 million, or 36.6%, respectively, of our total loan portfolio. The commercial real estate loan portfolio consisted of $63.6 million of fixed-rate loans and $369.9 million of adjustable-rate loans at December 31, 2010. We currently target new individual commercial real estate loan originations to small- and mid-size owner occupants and investors in our market area and can, by policy, originate loans to one borrower up to $20.0 million. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three or five years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 to 25 years. The maximum amount by which the interest rate may be increased or decreased is generally 2.5% per adjustment period, with a lifetime interest rate cap of 5% over the initial interest rate of the loan. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated.

At December 31, 2010, loan participations purchased totaled $66.6 million, including $22.0 million with Hampshire First Bank, in which the Company owns 40% of the outstanding common stock. The properties securing these loans are located primarily in eastern Massachusetts and southern New Hampshire. Our underwriting practices with respect to loan participations generally do not differ from loans that we originate.

One- to Four-Family Residential Loans

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2010, one- to four-family residential loans were $402.9 million, or 34.0% of our total loan portfolio, consisting of $202.2 million and $200.7 million of fixed-rate and adjustable-rate loans, respectively. We generally offer fixed-rate loans with terms up to 30 years and adjustable-rate loans with terms up to 40 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 15 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to seven years. East Boston Savings Bank also offers fixed-rate bi-weekly loans (loan payments are made every two weeks) and such loans were $67.7 million at December 31, 2010. During the first quarter of 2010, the Company reduced its exposure to interest-rate risk, by selling fixed-rate bi-weekly one- to four-family residential loans with an aggregate principal balance of $34.1 million for a gain of $352,000. Management has the intent and ability to hold the remaining fixed-rate bi-weekly loans in the Company’s loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 4% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only one- to four-family residential real estate loans. Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer term (more than 15 year terms) fixed-rate one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term fixed-rate loans, bi-weekly amortization loans and adjustable-rate loans. We sell residential real estate loans in the secondary market, primarily with servicing released beginning in 2010. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained.

We will make loans with loan-to-value ratios up to 95% (100% for first time home buyers) with such value measured at origination; however, we generally require private mortgage insurance for loans with a loan-to-value ratio over 80%. We require all properties securing mortgage loans to be appraised by a licensed real estate appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

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

We also offer loans secured by one-to four-family properties that are not owner-occupied. These loans consist primarily of bi-weekly fixed-rate loans with terms up to 30 years and adjustable-rate loans which adjust annually after an initial fixed period of three years or adjust every three years after an initial fixed period of five years. Non-owner-occupied one-to four-family residential loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination. At December 31, 2010, these loans totaled $55.8 million.

To a lesser extent we also originate land loans primarily to local contractors and developers for making improvements on approved one- to four- family building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2010, land loans totaled $1.7 million.

Multi-Family Real Estate Loans

At December 31, 2010, multi-family real estate loans were $135.3 million, or 11.4%, of our total loan portfolio. The multi-family loan portfolio consisted of $7.9 million of fixed-rate loans and $127.4 million of adjustable-rate loans at December 31, 2010. We currently target new individual multi-family real estate loan originations to small- and mid-size owner occupants and investors in our market area and can, by policy, originate loans to one borrower up to $20.0 million. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three or five years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. The maximum amount by which the interest rate may be increased or decreased is generally 2.5% per adjustment period, with a lifetime interest rate cap of 5% over the initial interest rate of the loan. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated.

Construction Loans

At December 31, 2010, construction loans were $113.1 million, or 9.6% of our total loan portfolio. We expect to continue some level of construction lending, when appropriate, while maintaining a guarded, disciplined approach given the current decline in demand in the local real estate market. We remain focused on a strong credit culture and underwriting standards, as described below. In addition, we continue to carefully monitor the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

We primarily make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. We also originate adjustable and bi-weekly loans to individuals and to builders to finance the construction of residential dwellings. Most of our construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of the current slow-down in the residential real estate market. Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas. The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project. Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments. We require that builders maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on U.S. Treasury rates, Federal Home Loan Bank rates or The Wall Street Journal prime rate, and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

At December 31, 2010, we had $52.6 million in construction loans for one- to four-family residential properties that will convert to permanent loans. Also at that date, we had $60.5 million in construction loans on commercial and multi-family real estate consisting of mixed-use and non-residential loans.

Home Equity Lines of Credit

We offer home equity lines of credit, which are secured by owner-occupied one- to four-family residences. At December 31, 2010, the outstanding balance owed on home equity lines of credit amounted to $62.8 million, or 5.3% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Commercial Business Loans

We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2010, commercial business loans were $30.2 million, or 2.6% of our total loan portfolio, and we intend to increase the commercial business loans that we originate. Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.

Consumer Loans

We occasionally make automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2010, consumer loans were $6.0 million, or 0.5% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 16- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market, primarily with servicing released beginning in 2010. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk. For the years ended December 31, 2010 and December 31, 2009, we originated $173.8 million and $299.5 million of loans, respectively, and sold $138.7 million and $36.8 million of loans, respectively. At December 31, 2010, we were servicing $134.4 million of loans for others.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans in excess of $100,000 require a second authorized officer’s approval. Loans in excess of $1.0 million generally must be authorized by the Bank’s Executive Committee.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2010, our regulatory limit on loans-to-one borrower was $43.1 million. At that date, our largest lending relationship consisted of three loans totaling $28.5 million and was secured by commercial real estate. These loans were performing in accordance with their original repayment terms at December 31, 2010.

Loan Commitments

We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2010.

At December 31, 2010, our investment portfolio consisted primarily of corporate bonds, municipal bonds, investment-grade marketable equity securities, money market mutual fund investments, short-term obligations of government-sponsored enterprises and mortgage-backed securities.

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

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

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

Borrowings

We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2010, we had $66.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

In addition, at December 31, 2010 the Bank has federal funds purchased of $12.0 million, including $1.9 million from Hampshire First Bank. These purchases are currently a source of low-cost funds for the Bank, at a rate of 0.20% at December 31, 2010.

Financial Services

We offer customers a range of non-deposit products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We receive a portion of the commissions generated by our sales to our customers. We also offer customers long-term care insurance through a third-party insurance company which generates commissions for us. Our non-deposit products generated $302,000, $211,000 and $146,000 of non-interest income during the years ended December 31, 2010, 2009 and 2008, respectively.

Personnel

As of December 31, 2010, we had 272 full-time and 88 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is excellent.

Subsidiaries and Affiliates

In addition to East Boston Savings Bank, Meridian Interstate Bancorp has another wholly-owned subsidiary, Meridian Interstate Funding Corporation, a Massachusetts corporation established in 2008 to loan funds to the Company’s Employee Stock Ownership Plan (“ESOP”) to purchase stock in our initial public offering. At December 31, 2010, Meridian Interstate Funding Corporation had total assets of $9.3 million and total equity of $9.2 million.

Meridian Interstate Bancorp also owns 40.0% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. In connection with the organization of Hampshire First Bank, Meridian Interstate Bancorp also received non-voting warrants to purchase an additional 60,000 shares of capital stock of Hampshire First Bank (currently representing 2% of the outstanding shares of Hampshire First Bank). At December 31, 2010, our directors and executive officers also own approximately 1% in the aggregate of the capital stock of Hampshire First Bank and owned non-voting warrants to purchase in the aggregate less than 1% of the capital stock. None of our directors and executive officers has any agreements or contracts with each other or with Meridian Interstate Bancorp regarding voting their shares of Hampshire First Bank stock. We also have no additional agreements or contracts to purchase shares of voting securities of Hampshire First Bank. In addition, any future acquisition by Meridian Interstate Bancorp of the voting securities of Hampshire First Bank, either common stock or warrants, would require prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks.

Hampshire First Bank’s bylaws provide that Meridian Interstate Bancorp may nominate or appoint 40% of the Directors of Hampshire First Bank for as long as it holds 40% or more of the outstanding common stock of Hampshire First Bank. In addition, the Hampshire First Bank bylaws require that all matters requiring a vote of the Board of Directors be approved by a two-thirds vote. The members of the Hampshire First Bank Board appointed by Meridian Interstate Bancorp also will appoint the Chairman of the Board. As a result, three of the ten current directors of Hampshire First Bank also currently serve as directors of Meridian Interstate Bancorp (Messrs. Gavegnano, Lynch and Fernandez) and Mr. Gavegnano, our Chairman of the Board and Chief Executive Officer, also serves as Chairman of the Board of Hampshire First Bank. None of these individuals has any agreements or contracts with Meridian Interstate Bancorp regarding their duties or actions as directors of Hampshire First Bank. We believe Hampshire First Bank is led by a qualified and experienced executive management team. Although we have no current intention to sell our investment, we may possibly realize gains from the sale of this investment in the future.

In addition, Hampshire First Bank provides us with a source of loans via loan participations. Hampshire First Bank’s loan portfolio consists primarily of multi-family and commercial real estate, commercial business and construction loans. At December 31, 2010, Hampshire First Bank had assets of $235.5 million, deposits of $189.0 million and equity of $27.2 million. Meridian Interstate Bancorp accounts for its investment in Hampshire First Bank by the equity method of accounting, under which Meridian Interstate Bancorp’s share of the net income or loss of Hampshire First Bank is recognized as income or loss in the Company’s consolidated financial statements. At December 31, 2010, Meridian Interstate Bancorp had an $11.5 million investment in Hampshire First Bank and recorded equity income of $492,000, $629,000 and a loss of $396,000, respectively, during the years ended December 31, 2010, 2009 and 2008, from this investment.

The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates, LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc. which is authorized for third-party investment sales and is currently inactive.

Regulation and Supervision

General

East Boston Savings Bank is currently a Massachusetts-charted stock savings bank, and is the wholly-owned subsidiary of Meridian Interstate Bancorp, a Massachusetts corporation and registered bank holding company, which is a 58.6% owned subsidiary of Meridian Financial Services, a Massachusetts mutual holding company and registered bank holding company. East Boston Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. East Boston Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. East Boston Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. East Boston Savings Bank is a member of the Federal Home Loan Bank of Boston. Meridian Interstate Bancorp and Meridian Financial Services are regulated as bank holding companies by the Federal Reserve Board and the Massachusetts Commissioner of Banks.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on East Boston Savings Bank and Meridian Interstate Bancorp, Inc. For example, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as East Boston Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of tougher consolidated capital requirements on holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, imposes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for East Boston Savings Bank and Meridian Interstate Bancorp, Inc.

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

Massachusetts Banking Laws and Supervision

East Boston Savings Bank, as a Massachusetts savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

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

Investment Activities

In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, East Boston Savings Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “- Federal Bank Regulation — Investment Activities” for such federal restrictions.

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

Protection of Personal Information

Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “— Federal Regulations — Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

Depositors Insurance Fund

All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposits balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act, as amended by the Dodd-Frank Act, permits banks to establish new branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2010, East Boston Savings Bank was classified as a “well capitalized” institution.

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

Insurance of Deposit Accounts

East Boston Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustment specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently issued a final rule that will implement that change beginning April 1, 2011.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009, (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance fund. That special assessment was collected on September 30, 2009.

In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset. East Boston’s Savings Bank’s prepayment amounted to $5.1 million.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points of domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.

On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program — the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009, later extended to October 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012, later extended to December 31,

2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. East Boston Savings Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010, later extended to December 31, 2010. Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Beginning January 1, 2010, the fees were based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments. Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) paid an annualized assessment rate of 15 basis points. Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) paid an annualized assessment rate of 20 basis points. Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) paid an annualized assessment rate of 25 basis points. East Boston Savings Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program. However, the Dodd-Frank Act provided unlimited deposit insurance coverage for certain noninterest bearing transaction accounts from January 1, 2011 through December 31, 2012 without opportunity for opt out. There will be no separate fee for such coverage.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $58.8 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and the amounts greater than $55.8 million require a 10.0% reserve (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%). The first $10.7 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. East Boston Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

East Boston Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. East Boston Savings Bank was in compliance with this requirement with an investment in stock of the Federal Home Loan Bank of Boston (“FHLB-Boston”) at December 31, 2010 of $12.5 million. Based on redemption provisions of the FHLB-Boston, the stock has no quoted market value and is carried at cost. In 2008, due to sustained losses, the FHLB-Boston announced a moratorium on redemption of members’ excess stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB-Boston stock. As of December 31, 2010, no impairment has been recognized.

At its discretion, the FHLB-Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the FHLB-Boston suspended and did not pay dividends in 2009 and 2010. However, the FHLB-Boston declared a dividend in the first quarter of 2011 equal to an annual yield of 0.30% per share to be paid on March 2, 2011. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB-Boston stock held by East Boston Savings Bank.

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

The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidate capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 were grandfathered for mutual holding companies.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codifies the source of strength doctrine and requires the issuance of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Meridian Interstate Bancorp or Meridian Financial Services to pay dividends or otherwise engage in capital distributions.

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

Federal Income Taxation

General

Meridian Interstate Bancorp reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to Meridian Interstate Bancorp in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Meridian Interstate Bancorp. Meridian Interstate Bancorp’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2006. For its 2010 tax year, Meridian Interstate Bancorp’s federal income tax rate was 34%.

Bad Debt Reserves

For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2010, $9.8 million of East Boston Savings Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless East Boston Savings Bank makes a “non-dividend distribution” to Meridian Interstate Bancorp as described below.

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

State Taxation

Financial institutions in Massachusetts are required to file combined income tax returns beginning with the year ended December 31, 2009. Starting in 2010, decreasing over a three year period, the Massachusetts excise tax rate for savings banks is changing from 10.5% to 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Meridian Interstate Bancorp’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

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

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

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

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

Newly enacted financial reform legislation will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

We have been negatively affected by current market and economic conditions. A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing through 2011. Unemployment remains at very high levels and is expected to improve at a slow rate in the near future. Our lending business is tied, in large part, to the housing market and real estate markets in general. The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and could ultimately result in increased delinquencies on our residential, commercial, multi-family and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The Federal Deposit Insurance Corporation actions to recapitalize the Deposit Insurance Fund could hurt our profits.

The Federal Deposit Insurance Corporation adopted a rule pursuant to which all insured depository institutions prepaid on December 30, 2009 their estimated assessments for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $5.1 million which was paid during the quarter ended December 31, 2009.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future.

Our emphasis on commercial real estate, multi-family, commercial business and construction lending involves risks.

In recent years, the Company has focused on shifting its asset mix to reduce the one- to four-family residential loan portfolio and increase commercial real estate, multi-family, commercial business and construction loans. As of December 31, 2010, our commercial real estate, multi-family, commercial business and construction loans totaled $712.1 million, or 60.2% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A further decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent one- to four-family residential and consumer loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. A secondary market for most types of commercial real estate, multi-family, commercial business and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

The Company completed its acquisition of Mt. Washington on January 4, 2010 and successfully integrated Mt. Washington’s operations and converted Mt. Washington’s accounts to the Company’s data servicing during 2010. The acquisition materially increased the size and complexity of our operations. Although the acquisition did not have an adverse effect upon the Company’s operating results during 2010, the acquired operations may not achieve levels of profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected. Such adverse effects on the Company’s earnings and results of operations may have a negative impact on the value of the Company’s stock.

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

Economic conditions may adversely affect our liquidity.

In recent years, significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Boston metropolitan area. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers or secured by collateral located in Massachusetts. As a result of this concentration, the downturn in the local economy has resulted in an increase in non-performing loans, which can result in higher levels of loan loss provision expense. Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. A decline in real estate values in our market area may have caused some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss on defaulted loans which would negatively impact our net income. The Company experienced increased levels of non-performing loans and provision for loan losses in 2009 and 2010 as a result of a downturn in the local real estate market; refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Analysis of Non-performing and Classified Assets.”

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

While the Company pursues an asset/liability strategy designed to mitigate its risk from changes in interest rates, changes in interest rates can still have a material adverse effect on the Company’s financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Management — Interest Rate Risk Management.”

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

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Market valuation levels of the securities portfolio have improved as of December 31, 2010 compared to December 31, 2009. A decline in the market for the securities portfolio could result in further impairment charges on some issues. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Securities Portfolio.”

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Company recognized goodwill as an asset on the balance sheet in connection with its acquisition of Mt. Washington. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill was not impaired during 2010, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of the Company’s methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Analysis for Impairment..”

The suspension of dividends by the Federal Home Loan Bank of Boston will negatively affect our earnings.

After suspending dividends in the fourth quarter of 2008, the Federal Home Loan Bank of Boston declared a dividend in the first quarter 2011 equal to an annual yield of 0.30% per share to be paid on March 2, 2011. We received $138,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008 and, as a result of the moratorium, we did not receive any such dividends in 2009 and 2010. The inconsistency of the Federal Home Loan Bank of Boston to pay dividends will reduce our earnings during such periods of nonpayment.

If our investment in stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired, our earnings and stockholders’ equity would decrease.

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2010 was $12.5 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock. Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The building of market share through de novo branching could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching. Since 2002, we have opened eight de novo branches including the two most recent branches opened in January 2011. There are considerable costs involved in opening branches and new branches generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful after they have been established.

Recent health care legislation could increase our expenses or require us to pass further costs on to our employees, which could adversely affect our operations, financial condition and earnings.

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into one of their health plans. Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.

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

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. For more information about our market area and the competition we face, see “Item 1 — Business — Market Area” and “Item 1 — Business — Competition.”

The success of the Company is dependent on hiring and retaining certain key personnel.

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees. In January 2010, the Company hired a new Chief Financial Officer and retained and integrated Mt. Washington’s senior management team into the Company’s senior management team.

We could incur losses from our equity investment in Hampshire First Bank, a de novo institution.

We own 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as income or loss in our consolidated financial statements. While Hampshire First Bank earned income during 2009 and 2010, it incurred operating losses during its initial years of operation and could record additional losses in the future. We cannot guarantee that these losses may not significantly affect our profitability.

Item 1b.	unresolved staff comments

Not applicable.

Item 2.	properties

At December 31, 2010, we conducted business through our 19 full service offices and two loan centers located in East Boston, Revere, South Boston, Dorchester, Jamaica Plan, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Lynnfield, Peabody and Saugus, Massachusetts. In January 2011, we opened two full service offices located in Revere and West Roxbury, Massachusetts and we are planning to open our 22nd full service office in Boston, Massachusetts in mid-2011. We own 17 and lease six of our offices. At December 31, 2010, the total net book value of our land, buildings, furniture, fixtures and equipment was $34.4 million.

	Size	Owned or	Lease
Location	(Square Feet)	Leased	Expiration Date

Offices:
Suffolk County:
10 Meridian Street, East Boston, MA 02128	6,900	Owned	Not Applicable
1 Bennington Street, East Boston, MA 02128	3,285	Owned	Not Applicable
856 Bennington Street, East Boston, MA 02128	6,900	Owned	Not Applicable
575 Broadway, Revere, MA 02151	4,400	Owned	Not Applicable
126 Squire Road, Revere, MA 02151	2,500	Owned	Not Applicable
430 West Broadway, South Boston, MA 02127	6,100	Owned	Not Applicable
455 West Broadway, South Boston, MA 02127	13,474	Owned	Not Applicable
708 East Broadway, South Boston, MA 02127	3,542	Owned	Not Applicable
501 Southampton Street, South Boston, MA 02127	3,100	Leased	01/31/2031
489 Gallivan Boulevard, Dorchester, MA 02124	3,000	Leased	08/31/2023
305 Talbot Avenue, Dorchester, MA 02124	4,478	Owned	Not Applicable
515 Centre Street, Jamaica Plain, MA 02130	3,061	Owned	Not Applicable
1985 Centre Street, West Roxbury, MA 02132	2,420	Leased	07/31/2030
Middelesex County:
1755 Revere Beach Parkway, Everett, MA 02149	8,800	Owned	Not Applicable
410 Riverside Avenue, Medford, MA 02155	3,200	Leased	06/01/2018
108 Main Street, Melrose, MA 02176	6,052	Owned	Not Applicable
381 Main Street, Wakefield, MA 01880	2,200	Leased	03/01/2013
15 Barlett Road, Winthrop, MA 02152	2,600	Owned	Not Applicable
Essex County:
335 Broadway, Lynn, MA 01904	6,000	Owned	Not Applicable
220 Broadway, Suite 401, Lynnfield, MA 01940	1,760	Owned	Not Applicable
67 Prospect Street, Peabody, MA 01960	108,000	Owned	Not Applicable
320 Central Street, Saugus, MA 01906	14,860	Owned	Not Applicable
317 Main Street, Saugus, MA 01906	3,870	Leased	01/31/2012
Planned Offices:
1134 Washington Street, Boston, MA 02118	2,507	Leased	05/31/2021

Item 3.	legal proceedings

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

Market Information and Holders

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB”. The approximate number of shareholders of record of Meridian Interstate Bancorp, Inc.’s common stock as of March 1, 2011 was 1,005. Certain shares of Meridian Interstate Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2010 and 2009 the intra-day high and low sales prices per share of common stock as reported by Nasdaq. No cash dividends were declared in either year. On March 1, 2011, the closing market price of the Company’s common stock was $12.95.

			Dividends
2010	High	Low	Declared

Fourth quarter	$11.86	$10.25	$—
Third quarter	11.30	9.85	—
Second quarter	12.30	10.00	—
First quarter	10.70	8.75	—

			Dividends
2009	High	Low	Declared

Fourth quarter	$9.49	$8.20	$—
Third quarter	9.67	7.39	—
Second quarter	9.00	7.10	—
First quarter	9.65	6.34	—

Dividends

Meridian Interstate Bancorp has not yet determined whether it will pay a dividend on the common stock. The Board of Directors will consider a policy of paying regular cash dividends. The Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards and economic conditions. The regulatory restrictions that affect the payment of dividends by East Boston Savings Bank to us discussed below also will be considered. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

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

Dividends from Meridian Interstate Bancorp may depend, in part, upon receipt of dividends from East Boston Savings Bank because Meridian Interstate Bancorp will have no source of income other than dividends from East Boston Savings Bank and earnings from investment of net proceeds from the offering retained by Meridian Interstate Bancorp. Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from East Boston Savings Bank to Meridian Interstate Bancorp. For example, East Boston Savings Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See “Regulation and Supervision — State Bank Regulation — Dividends” and “Federal Bank Regulation — Prompt Corrective Regulatory Action.” In addition, Meridian Interstate Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Meridian Interstate Bancorp appears consistent with its capital needs, asset quality and overall financial condition. See “Regulation and Supervision — Holding Company Regulation.”

Any payment of dividends by East Boston Savings Bank to Meridian Interstate Bancorp that would be deemed to be drawn out of East Boston Savings Bank’s bad debt reserves would require East Boston Savings Bank to pay federal income taxes at the then-current income tax rate on the amount deemed distributed. See “Federal and State Taxation — Federal Income Taxation” and Note 11, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data within this report. Meridian Interstate Bancorp does not contemplate any distribution by East Boston Savings Bank that would result in this type of tax liability.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2010, represents stock-based compensation plans approved by stockholders. There are no plans that have not been approved by stockholders. Additional information is presented in Note 13, Employee Benefits, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12(d) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

				(d)
				Maximum
			(c)	Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total Number	(b)	Part of Publicly	that May Yet Be
	of Shares (or	Average Price	Announced	Purchased Under
	Units)	Paid per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs(1)	Programs

October 1 - 31, 2010	—	$—	—	319,061
November 1 - 30, 2010	20,460	$10.66	20,460	298,601
December 1 - 31, 2010	15,000	$10.88	15,000	283,601

Total	35,460	$10.75	35,460	283,601

(1)	In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock.

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

Total Return Performance

	Period Ending
Index	01/22/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
Meridian Interstate Bancorp, Inc.	100.00	97.20	92.50	74.50	87.00	109.00	117.90

SNL Bank and Thrift	100.00	77.44	63.90	54.93	63.04	62.32	70.38

NASDAQ Composite	100.00	100.44	69.43	81.22	100.93	94.25	119.24

Item 6.	selected financial data

The following table sets forth selected financial data for the Company.

	At or For the year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Financial Condition Data
Total assets	$1,835,830	$1,211,386	$1,065,352	$1,003,226	$899,563
Securities available for sale	360,602	293,367	252,529	267,058	281,662
Loans, net	1,173,562	813,300	704,104	568,104	529,650
Deposits	1,455,215	922,475	796,852	774,446	736,989
Borrowings	148,683	75,410	65,486	36,527	40,589
Total stockholders’ equity	215,611	200,415	189,840	115,684	110,275
Operating Data
Interest and dividend income	$82,059	$56,667	$52,897	$49,175	$45,235
Interest expense	21,040	20,392	27,044	28,096	21,828

Net interest income	61,019	36,275	25,853	21,079	23,407
Provision for loan losses	3,181	4,082	5,638	465	434

Net interest income, after provision for loan losses	57,838	32,193	20,215	20,614	22,973
Non-interest income	11,721	5,295	8,373	4,652	3,342
Non-interest expenses	48,804	31,566	31,966	22,620	21,894

Income (loss) before income taxes	20,755	5,922	(3,378)	2,646	4,421
Provision (benefit) for income taxes	7,381	2,159	(1,270)	380	1,127

Net income (loss)	$13,374	$3,763	$(2,108)	$2,266	$3,294

Key Performance Ratios
Return (loss) on average assets	0.77%	0.32%	(0.20)%	0.25%	0.38%
Return (loss) on average equity	6.38	1.94	(1.09)	2.01	3.12
Interest rate spread(1)	3.62	2.95	2.01	1.97	2.60
Net interest margin(2)	3.80	3.34	2.61	2.47	2.92
Non-interest expense to average assets	2.81	2.71	2.99	2.47	2.55
Efficiency ratio(3)	65.00	74.88	107.29	88.94	81.72
Average interest-earning assets to average interest-bearing liabilities	114.06	120.76	122.16	115.31	111.47
Capital Ratios
Average equity to average assets	12.05%	16.65%	18.17%	12.32%	12.26%
Total capital to risk weighted assets(4)	11.37	14.17	15.26	12.97	13.44
Tier I capital to risk weighted assets(4)	10.49	13.17	14.50	11.93	12.39
Tier I capital to average assets(4)	8.50	11.20	12.82	10.21	10.46
Asset Quality Ratios
Allowance for loan losses/total loans	0.86%	1.12%	0.97%	0.63%	0.63%
Allowance for loan losses/ non-performing loans	23.54	42.59	48.57	73.00	126.06
Net charge-offs/average loans outstanding	0.19	0.23	0.38	0.03	—
Non-performing loans/total loans	3.64	2.63	2.00	0.87	0.50
Non-performing assets/total assets	2.57	2.03	1.58	0.55	0.30
Per Share Data
Basic earnings per share	$0.61	$0.17	N/A	N/A	N/A
Diluted earnings per share	0.61	0.17	N/A	N/A	N/A
Book value per share	9.59	9.07	8.34	N/A	N/A
Tangible book value per share	8.98	9.07	8.34	N/A	N/A
Market value per share	11.79	8.70	9.25	N/A	N/A
Number of shares outstanding at end of period	22,480,877	22,098,565	22,750,000	N/A	N/A
Other data: Number of offices	19	13	12	11	11

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense excluding data processing contract termination costs, divided by the sum of net interest income and non-interest income excluding gains or losses on securities.

(4)	Ratios are for East Boston Savings Bank only.

Item 7.	management’s discussion and analysis of financial condition and results of operations

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in the Annual Report.

Critical Accounting Policies

The Company’s summary of significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses

The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance for loan losses is utilized to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of losses as of the date of the financial statements. The allowance includes an allocated component for impaired loans and a general component for pools of non-impaired loans.

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

Valuation of Goodwill and Analysis for Impairment

The Company’s goodwill resulted from the acquisition of another financial institution accounted for under the acquisition method of accounting. The amount of goodwill recorded at acquisition is impacted by the recorded fair value of the assets acquired and liabilities assumed, which is an estimate determined by the use of internal or other valuation techniques.

Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment test compares the book value of the Company or the reporting unit to the fair value of the Company, or to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

Income Taxes

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2010. A valuation allowance of $441,000 and $500,000 was required as of December 31, 2009 and 2008, respectively, due primarily to the limited future taxable income projected for federal and state tax purposes that can be utilized to offset a charitable contribution carryforward of $2.4 million, which will expire in 2013.

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

Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin

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

We continually monitor the investment portfolio for credit risk, with a monthly formal review by the Company’s Executive Committee of any issuers that have heightened credit risk factors such as rating agency and analyst downgrades and declines in market valuation. In addition, the Executive Committee reviews new investments for credit-worthiness before purchase. The Company generally purchases marketable equity securities in lots over time, while debt securities are purchased individually. We intend to replace maturing investments in 2011 as determined to be appropriate in accordance with our risk management policies and our funding needs. The Company also invests in money market mutual fund accounts which it utilizes as an alternative to investing excess cash in federal funds.

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

Expanding our franchise through the opening of additional branch offices and the possible acquisition of existing financial service companies or their assets

We are always looking to expand our franchise in the greater Boston metropolitan area. Since 2002, we have opened eight de novo branches, the most recent in January 2011. East Boston Savings Bank has leased a location in Boston, Massachusetts with the intention of opening a new branch during the second quarter of 2011. We have already obtained the necessary regulatory approvals and we are in process of obtaining proposals to design and build the branch. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those currently served by East Boston Savings Bank, as opportunities present themselves in favorable locations. In the short-term, we anticipate relocating staff from existing branches for new locations instead of hiring additional employees.

On January 4, 2010, the Company completed its acquisition of Mt. Washington. The combination of Mt. Washington and East Boston resulted in a community bank with 19 full service branch offices located throughout the Boston metropolitan area. The transaction increased the Company’s deposits from $922.5 million to $1.3 billion as of January 4, 2010. We hope to continue to increase our franchise by pursuing expansion through the acquisition of existing financial service companies or their assets, although we currently have no specific plans or agreements regarding any acquisitions.

In addition to branching and acquisitions, we are focusing on upgrading existing facilities in an effort to better serve our customers. The new branches and the renovations to our existing branches are expected to be funded by cash generated by our business. Consequently, we do not currently expect to borrow funds for these expansion projects.

We have also diversified our market area through our acquisition in 2006 of 40% of the capital stock of Hampshire First Bank, a de novo New Hampshire chartered bank headquartered in Manchester, New Hampshire. We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as a component of non-interest income in our consolidated financial statements. During the years ended December 31, 2010 and 2009, Meridian Interstate Bancorp recorded equity income of $492,000 and $629,000, respectively, on this investment.

Increasing core deposits through aggressive marketing and the offering of new deposit products

Retail deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 52.1% of our total deposits at December 31, 2010. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. We generated income from customer service fees of $5.8 million, $3.2 million and $2.7 million in 2010, 2009 and 2008, respectively. The increase in customer service fees during 2010 was primarily due to service charges on deposit relationships acquired in the Mt. Washington merger and additional growth in deposits. We offer reverse mortgages, which generated $135,000, $43,000 and $168,000 of loan fee income in 2010, 2009 and 2008, respectively. We also offer non-deposit investment products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care. Our non-deposit financial products generated $302,000, $211,000 and $146,000 of non-interest income during the years ended December 31, 2010, 2009 and 2008, respectively.

Balance Sheet Analysis

Assets

The Company’s total assets increased $624.4 million, or 51.5%, to $1.8 billion at December 31, 2010 from $1.2 billion at December 31, 2009, reflecting $465.0 million of assets acquired in the Mt. Washington merger. Cash and cash equivalents increased $135.5 million to $155.5 million at December 31, 2010 from $20.0 million at December 31, 2009, including $14.4 million of cash acquired in the Mt. Washington merger. Securities available for sale increased $67.2 million, or 22.9%, to $360.6 million at December 31, 2010 from $293.4 million at December 31, 2009, including $45.5 million of securities acquired in the Mt. Washington merger. Net loans increased $360.3 million, or 44.3%, to $1.2 billion at December 31, 2010 from $813.3 million at December 31, 2009, primarily due to $345.3 million of loans acquired in the Mt. Washington merger, partially offset by sales of fixed-rate bi-weekly mortgage loans totaling $34.1 million in the first quarter of 2010.

Total deposits increased $532.7 million, or 57.8%, to $1.5 billion at December 31, 2010 from $922.5 million at December 31, 2009, reflecting $380.4 million of deposits acquired in the Mt. Washington merger along with organic deposit growth of $152.3 million. Total borrowings increased $73.3 million, or 97.2%, to $148.7 million at December 31, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger.

Loans

At December 31, 2010, net loans were $1.2 billion, or 63.9% of total assets. During the year ended December 31, 2010, the gross loan portfolio increased $361.2 million, or 43.9%, including $345.3 million of loans acquired in the Mt. Washington merger partially offset by sales of fixed-rate bi-weekly mortgage loans totaling $34.1 million.

Loan Portfolio Analysis

Our loan portfolio consists primarily of residential real estate, commercial real estate, construction, commercial and consumer segments. The residential real estate loans include classes for one-to four-family, multi-family and home equity lines of credit. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Loan detail by category was as follows:

	At December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Real estate loans:
Residential real estate:
One-to four-family	$402,887	34.0%	$276,122	33.5%	$274,716	38.6%	$224,109	39.1%	$204,559	38.3%
Multi-family	135,290	11.4	53,402	6.5	31,212	4.4	26,855	4.7	26,781	5.0
Home equity lines of credit	62,750	5.3	29,979	3.6	28,253	4.0	21,541	3.8	20,663	3.9
Commercial real estate	433,504	36.6	350,648	42.6	269,454	37.7	177,233	30.9	169,422	31.7
Construction	113,142	9.6	94,102	11.4	91,652	12.9	109,635	19.1	101,495	19.0

Total real estate loans	1,147,573	96.9	804,253	97.6	695,287	97.6	559,373	97.6	522,920	97.9
Commercial business loans	30,189	2.6	18,029	2.2	15,355	2.2	11,859	2.1	10,220	1.9
Consumer	6,043	0.5	1,205	0.2	1,379	0.2	1,576	0.3	1,330	0.2

Total loans	1,183,805	100.0%	823,487	100.0%	712,021	100.0%	572,808	100.0%	534,470	100.0%

Allowance for loan losses	(10,155)		(9,242)		(6,912)		(3,637)		(3,362)
Net deferred loan origination fees	(88)		(945)		(1,005)		(1,067)		(1,458)

Loans, net	$1,173,562		$813,300		$704,104		$568,104		$529,650

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2010 and 2009, the Company was servicing loans for participants aggregating $22.5 million and $12.9 million, respectively.

During 2010, the Company sold residential mortgage loans aggregating $173.2 million. As part of those sales, during the first quarter of 2010, the Company reduced its exposure to interest-rate risk by selling fixed-rate bi-weekly one- to four-family residential loans with an aggregate principal balance of $34.1 million for a gain of $352,000. Management has the intent and ability to hold the remaining fixed-rate bi-weekly loans in the Company’s loan portfolio for the foreseeable future or until maturity or pay-off.

As a result of the Mt. Washington acquisition, the Company acquired loans at fair value of $345.3 million.

Loan Maturity

The following tables set forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	At December 31, 2010
		Commercial
	Real Estate	Business	Consumer	Total
	(In thousands)

Amounts due in:
One year or less	$241,370	$8,941	$491	$250,802
More than one to five years	576,374	17,990	5,403	599,767
More than five to ten years	93,756	1,754	140	95,650
More than ten years	236,073	1,504	9	237,586

Total	$1,147,573	$30,189	$6,043	$1,183,805

Interest rate terms on amounts
due after one year:
Fixed-rate loans	$289,938	$6,226	$5,536	$301,700
Adjustable-rate loans	616,265	15,022	16	631,303

Total	$906,203	$21,248	$5,552	$933,003

At December 31, 2010, our loan portfolio consisted of $393.9 million of fixed-rate loans and $789.9 million of adjustable-rate loans.

Asset Quality

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

Delinquencies

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2010			2009			2008
	30-59	60-89	Greater Than	30-59	60-89	Greater Than	30-59	60-89	Greater Than
	Days	Days	90 Days	Days	Days	90 Days	Days	Days	90 Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)

Real estate loans:
Residential real estate:
One-to four-family	$4,434	$799	$7,400	$1,559	$978	$2,760	$1,352	$842	$1,413
Multi-family	2,630	—	860	155	—	—	840	—	80
Home equity lines of credit	1,129	322	1,769	86	40	100	40	—	—
Commercial real estate	1,265	534	2,735	2,692	—	5,870	1,193	348	230
Construction	—	—	6,969	—	—	—	348	—	—

Total real estate loans	9,458	1,655	19,733	4,492	1,018	8,730	3,773	1,190	1,723
Commercial business loans	15	48	385	—	—	—	—	—	—
Consumer	293	245	5	8	1	1	1	—	4

Total	$9,766	$1,948	$20,123	$4,500	$1,019	$8,731	$3,774	$1,190	$1,727

Delinquent loans at December 31, 2010 included $13.9 million of loans acquired in the Mt. Washington merger, including $3.5 million that were 30-59 days past due, $1.8 million that were 60-89 days past due and $8.5 million that were ninety days or more past due. At December 31, 2010, non-accrual loans exceed loans 90 days or more past due primarily to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2010, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$11,529	$4,098	$3,962	$2,059	$824
Multi-family	2,246	850	—	—	—
Home equity lines of credit	2,408	—	—	98	29
Commercial real estate	11,290	7,388	883	1,561	—
Construction	15,326	9,224	9,387	1,218	1,814

Total real estate loans	42,799	21,560	14,232	4,936	2,667
Commercial business loans	335	—	—	45	—
Consumer	—	138	—	1	—

Total non-accrual loans	43,134	21,698	14,232	4,982	2,667
Foreclosed assets	4,080	2,869	2,604	560	—

Total nonperforming assets	$47,214	$24,567	$16,836	$5,542	$2,667

Non-performing loans to total loans	3.64%	2.63%	2.00%	0.87%	0.50%
Non-performing loans to total assets	2.35%	1.79%	1.34%	0.50%	0.30%
Non-performing assets to total assets	2.57%	2.03%	1.58%	0.55%	0.30%

Non-performing loans increased to $43.1 million, or 3.64% of total loans outstanding at December 31, 2010, from $21.7 million, or 2.63% of total loans outstanding at December 31, 2009. Non-performing assets increased to $47.2 million, or 2.57% of total assets, at December 31, 2010, from $24.6 million, or 2.03% of total assets, at December 31, 2009, primarily due to assets acquired in the Mt. Washington acquisition. Non-performing assets at December 31, 2010 were comprised of $11.5 million of one-to four-family mortgage loans, $2.2 million of multi-family mortgage loans, $2.4 million of home equity loans, $11.3 million of commercial real estate loans, $15.3 million of construction loans, $335,000 of commercial business loans and foreclosed real estate of $4.1 million. Non-performing assets at December 31, 2010 included $16.8 million acquired in the Mt. Washington merger, comprised of $14.7 million of non-performing loans and $2.1 million of foreclosed real estate. Interest income that would have been recorded for the year ended December 31, 2010 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $1.3 million.

Troubled Debt Restructurings

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

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated.

	At December 31,
	2010	2009
	(In thousands)

TDRs on accrual status:
One-to four-family	$1,289	$189

	1,289	189
TDRs on non-accrual status:
One-to four-family	288	1,148
Commercial real estate	4,797	—
Construction	3,487	591

	8,572	1,739

Total TDRs	$9,861	$1,928

The increase in commercial real estate TDRs during 2010 was due to a $4.8 million loan which was modified to grant provisions for interest-only payments for two years. These modified payments provisions reflected a reduction to an interest rate equal to the prime rate posted in the Wall Street Journal (the “WSJ Prime Rate”) for the first three months, an increase to an interest rate of 6.25% with the deferral of interest amounts equal to the difference between 6.25% and the WSJ Prime Rate for the next nine months, followed by an increase to payments based on an interest rate of 6.25% for 12 months. No charge-offs have been incurred on this loan.

The increase in construction TDRs was due to a $3.5 million loan which was modified to grant an extension of the maturity date of six months, interest-only payments and an interest rate reduction of up to 125 basis points. The Bank incurred charge-offs totaling $694,000 on this loan relationship in 2010.

Modifications of one-to four-family TDRs consist of either rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.

Potential Problem Loans

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:

•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 4 and 4A: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all multi-family, commercial real estate, construction and commercial loans. The Company also engages an independent third-party to review a significant portion of loans within these segments on at least an annual basis. Management uses the results of these reviews as part of its annual review process.

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at December 31, 2010 other than those already classified as non-performing, impaired or troubled debt restructurings as of those dates.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

Changes in the allowance for loan losses during the periods indicated were as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Beginning Balance	$9,242	$6,912	$3,637	$3,362	$2,937
Provision for loan losses	3,181	4,082	5,638	465	434
Charge offs:
Real estate	2,719	1,938	2,265	207	—
Commercial business	93	—	98	—	—
Consumer	199	87	3	63	12

Total charge-offs	3,011	2,025	2,366	270	12
Recoveries:
Real estate	646	250	—	16	—
Commercial business	8	—	—	—	—
Consumer	89	23	3	64	3

Total recoveries	743	273	3	80	3

Net charge-offs	(2,268)	(1,752)	(2,363)	(190)	(9)

Ending Balance	$10,155	$9,242	$6,912	$3,637	$3,362

Allowance to non-accrual loans	23.54%	42.59%	48.57%	73.00%	126.06%
Allowance to total loans outstanding	0.86%	1.12%	0.97%	0.63%	0.63%
Net charge-offs to average loans outstanding	0.19%	0.23%	0.38%	0.03%	0.00%

The Company’s provision for loan losses was $3.2 million for the year ended December 31, 2010 compared to $4.1 million for the year ended December 31, 2009. These changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $10.2 million or 0.86% of total loans outstanding at December 31, 2010, compared to $9.2 million, or 1.12% of total loans outstanding at December 31, 2009. The decrease in the ratio of the allowance for loan losses to total loans outstanding was primarily due to $345.3 million of loans acquired in the Mt. Washington merger at fair value on the date of acquisition, pursuant to current accounting guidance that precludes the combination of allowance for loan loss amounts associated with such loans acquired. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	At December 31,
	2010			2009			2008
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)

Real estate loans:
Residential real estate:
One-to four-family	$1,130	11.1%	34.0%	$1,730	18.7%	33.5%	$1,481	21.4%	38.6%
Multi-family	1,038	10.2	11.4	467	5.1	6.5	259	3.8	4.4
Home equity lines of credit	227	2.2	5.3	128	1.4	3.6	110	1.6	4.0
Commercial real estate	5,238	51.7	36.6	4,435	48.0	42.6	2,544	36.8	37.7
Construction	2,042	20.1	9.6	1,859	20.1	11.4	2,019	29.2	12.9

Total real estate loans	9,675	95.3	96.9	8,619	93.3	97.6	6,413	92.8	97.6
Commercial business loans	448	4.4	2.6	586	6.3	2.2	490	7.1	2.2
Consumer	32	0.3	0.5	37	0.4	0.2	9	0.1	0.2

Total loans	$10,155	100.0%	100.0%	$9,242	100.0%	100.0%	$6,912	100.0%	100.0%

The allowance consists of general and allocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

The Company had impaired loans totaling $38.5 million and $29.3 million as of December 31, 2010 and 2009, respectively. At December 31, 2010, impaired loans totaling $6.4 million had a valuation allowance of $120,000. Impaired loans totaling $2.2 million had a valuation allowance of $472,000 at December 31, 2009. The Company’s average investment in impaired loans was $33.6 million and $18.1 million for the years ended December 31, 2010 and 2009, respectively.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2010 and considered any probable loss in determining the allowance for loan losses.

For residential loans measured for impairment based on the collateral value, we will do the following:

•	When a loan becomes seriously delinquent, generally 60 days past due, internal valuations are completed by our in-house appraiser who is a Massachusetts certified residential appraiser. We obtain third party appraisals, which are generally the basis for charge-offs when a loss is indicated, prior to the foreclosure sale. We generally are able to complete the foreclosure process within nine to 12 months from receipt of the internal valuation.

•	We make adjustments to appraisals based on updated economic information, if necessary, prior to the foreclosure sale. We review current market factors to determine whether, in management’s opinion, downward adjustments to the most recent appraised values may be warranted. If so, we use our best estimate to apply an estimated discount rate to the appraised values to reflect current market factors.

•	Appraisals we receive are based on comparable property sales.

For commercial loans measured for impairment based on the collateral value, we will do the following:

•	We obtain a third party appraisal at the time a loan is deemed to be in a workout situation and there is no indication that the loan will return to performing status, generally when the loan is 90 days or more past due. One or more updated third party appraisals are obtained prior to foreclosure depending on the foreclosure timeline. In general we order new appraisals every 180 days on loans in the process of foreclosure.

•	We make downward adjustments to appraisals when conditions warrant. Adjustments are made by applying a discount to the appraised value based on occupancy, recent changes in condition to the property and certain other factors. Adjustments are also made to appraisals for construction projects involving residential properties based on recent sales of units. Losses are recognized if the appraised value less estimated costs to sell is less than our carrying value of the loan.

•	Appraisals we receive are generally based on a reconciliation of comparable property sales and income capitalization approaches. For loans on construction projects involving residential properties, appraisals are generally based on a discounted cash flow analysis assuming a bulk sale to a single buyer.

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

Securities Portfolio

At December 31, 2010, the securities portfolio was $360.6 million, or 19.6% of total assets. At that date, 61.6% of the securities portfolio, or $222.0 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $79.9 million, and $81.6 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and

Supplementary Data within this report for more detail regarding industry concentrations in the Company’s corporate bond portfolio. The portfolio also includes debt securities issued by government-sponsored enterprises, municipal bonds, mortgage backed securities issued by government-sponsored enterprises and private companies, other debt securities and marketable equity securities. Included in marketable equity securities are money market mutual funds and common stocks. The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Debt securities:
Corporate bonds	$214,625	$222,038	$212,279	$220,007	$210,079	$203,687
Government-sponsored enterprises	36,062	35,900	—	—	1,000	1,003
Municipal bonds	6,583	6,493	—	—	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	33,625	34,542	23,659	23,778	40	40
Private label	9,737	10,334	—	—	—	—
Other debt securities	641	641	—	—	—	—

Total debt securities	301,273	309,948	235,938	243,785	211,119	204,730
Marketable equity securities:
Common stocks	31,344	36,765	26,698	28,878	26,142	22,854
Money market mutual funds	13,904	13,889	20,704	20,704	24,945	24,945

Total marketable equity securities	45,248	50,654	47,402	49,582	51,087	47,799

Total	$346,521	$360,602	$283,340	$293,367	$262,206	$252,529

At December 31, 2010, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2010.

			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Debt securities:
Corporate bonds	$50,821	4.77%	$156,885	4.14%	$6,919	3.41%	$—	—%	$214,625	4.27%
Government-sponsored enterprises	—	—	20,306	2.04	15,756	2.21	—	—	36,062	2.11
Municipal bonds	—	—	2,070	2.35	4,513	3.03	—	—	6,583	2.82
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	8	12.45	22	9.22	33,595	4.36	33,625	4.36
Private label	—	—	—	—	574	4.99	9,163	6.46	9,737	6.38
Other debt securities	—	—	140	—	501	—	—	—	641	—

Total debt securities	$50,821	4.77%	$179,409	3.88%	$28,285	2.66%	$42,758	4.81%	$301,273	4.05%

The available-for-sale securities portfolio increased $67.2 million, or 22.9% to $360.6 million at December 31, 2010 from $293.4 million December 31, 2009, including $45.5 million of securities acquired in the Mt. Washington merger. Money market mutual funds included in the marketable equity securities portfolio totaled $13.9 million and $20.7 million at December 31, 2010 and 2009, respectively.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2010, unrealized losses in our debt portfolio ranged from 0% to 7.0%, and unrealized losses in our equity portfolio ranged from 0% to 15.3%.

As of December 31, 2010, the net unrealized gain on the total equity portfolio was $5.4 million. One equity security had fair value decline of 15.0% or more, with a net unrealized loss of $52,000. This security represents the most significant market valuation decrease related to any one equity security within the portfolio at December 31, 2010. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

As of December 31, 2010, the net unrealized gain on the total debt securities portfolio was $8.7 million. Two residential mortgage-backed securities, issued by private label companies, had a market decline of 7.0% and 5.2% from amortized cost. The aggregate unrealized loss on these securities at December 31, 2010 was $89,000 and is presently considered to be temporary. The Company has no indication that the issuers will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bonds before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary. No other debt securities had a market decline greater than 4.0% of amortized cost.

Refer to Note 4 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding the Company’s assessment of other-than-temporary impairment.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. At December 31, 2010, core deposits were 52.1% of total deposits. Deposits increased $532.7 million, or 57.8%, to $1.5 billion at December 31, 2010, primarily as a result of $380.4 million of deposits acquired in the Mt. Washington merger along with organic deposit growth of $152.3 million.

The following table sets forth the average balances of deposits for the periods indicated.

	Years Ended December 31,
	2010			2009			2008
			Percent			Percent			Percent
	Average	Average	of Total	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)

Demand deposits	$106,549	—%	7.7%	$61,342	—%	6.9%	$54,503	—%	6.7%
NOW deposits	117,584	0.46	9.3	37,838	0.34	4.2	39,351	0.76	4.9
Money market deposits	308,756	1.12	22.2	231,248	1.71	25.8	149,827	2.68	18.5
Regular and other deposits	184,287	0.55	12.9	127,621	0.80	14.3	127,250	1.14	15.7
Certificates of deposit	644,181	1.93	47.9	436,341	3.04	48.8	437,183	4.41	54.2

Total	$1,361,357	1.39%	100.0%	$894,390	2.21%	100.0%	$808,114	3.32%	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010.

Maturity Period (In thousands):
Three months or less	$33,076
Over three through six months	29,971
Over six through twelve months	128,179
Over twelve months	157,891

Total	$349,117

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional funding source for the Bank. At December 31, 2010, total borrowings increased $73.3 million, or 97.2%, to $148.7 million at December 31, 2010 from $75.4 million at December 31, 2009, reflecting $80.9 million of Federal Home Loan Bank advances acquired in the Mt. Washington merger. At December 31, 2010 and 2009, FHLB advances totaled $136.7 million and $62.3 million, respectively, with a weighted average rate of 2.63% and 2.77%, respectively. At December 31, 2010 and 2009, federal funds purchased totaled $12.0 million and $13.1 million, respectively, with a weighted average rate of 0.20% and 0.35%, respectively. At December 31, 2010, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance outstanding at end of year	$148,683	$75,410	$65,486
Average amount outstanding during the year	$154,123	$65,884	$55,882
Weighted average interest rate during the year	2.33%	3.04%	3.59%
Maximum outstanding at any month end	$163,336	$75,410	$73,227
Weighted average interest rate at end of year	2.43%	2.35%	3.15%

Stockholders’ Equity

Total stockholders’ equity increased $15.2 million, or 7.6%, to $215.6 million at December 31, 2010, from $200.4 million at December 31, 2009, due primarily to $13.4 million in net income and a $2.5 million increase in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 11.74% at December 31, 2010, compared to 16.54% at December 31, 2009, reflecting the increase in assets resulting from the Mt. Washington merger. Book value per share increased to $9.59 at December 31, 2010 from $9.07 at December 31, 2009. Tangible book value per share decreased to $8.98 at December 31, 2010 from $9.07 at December 31, 2009, primarily due to goodwill resulting from the Mt. Washington merger. Market price per share increased $3.09, or 35.5%, to $11.79 at December 31, 2010 from $8.70 at December 31, 2009. At December 31, 2010, the Company and the Bank continued to exceed all regulatory capital requirements.

Average Balance Sheets and Related Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of these tables, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances but are not deemed material. Loan fees are included in interest income on loans but are not material. None of the income reflected in the following table is tax-exempt income.

	Years Ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$1,184,816	$67,459	5.69%	$768,278	$45,050	5.86%	$621,985	$38,781	6.24%
Securities and certificates of deposits	350,038	14,432	4.12	291,372	11,592	3.98	297,645	12,433	4.18
Other interest-earning assets	72,136	168	0.23	25,883	25	0.10	69,275	1,683	2.43

Total interest-earning assets	1,606,990	82,059	5.11	1,085,533	56,667	5.22	988,905	52,897	5.35

Noninterest-earning assets	131,756			78,776			79,250

Total assets	$1,738,746			$1,164,309			$1,068,155

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$117,584	540	0.46	$37,838	128	0.34	$39,351	301	0.76
Money market deposits	308,756	3,447	1.12	231,248	3,956	1.71	149,827	4,019	2.68
Regular and other deposits	184,287	1,011	0.55	127,621	1,026	0.80	127,250	1,445	1.14
Certificates of deposit	644,181	12,446	1.93	436,341	13,276	3.04	437,183	19,275	4.41

Total interest-bearing deposits	1,254,808	17,444	1.39	833,048	18,386	2.21	753,611	25,040	3.32
Borrowings	154,123	3,596	2.33	65,884	2,006	3.04	55,882	2,004	3.59

Total interest-bearing liabilities	1,408,931	21,040	1.49	898,932	20,392	2.27	809,493	27,044	3.34

Noninterest-bearing demand deposits	106,549			61,342			54,503
Other noninterest-bearing liabilities	13,798			10,149			10,070

Total liabilities	1,529,278			970,423			874,066
Total stockholders’ equity	209,468			193,886			194,089

Total liabilities and stockholders’ equity	$1,738,746			$1,164,309			$1,068,155

Net interest-earning assets	$198,059			$186,601			$179,412

Net interest income		$61,019			$36,275			$25,853

Interest rate spread			3.62%			2.95%			2.01%
Net interest margin			3.80%			3.34%			2.61%
Average interest-earning assets to
average interest-bearing liabilities		114.06%			120.76%			122.16%

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

	Years Ended December 31,			Years Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest Income:
Loans	$23,752	$(1,343)	$22,409	$8,394	$(2,125)	$6,269
Securities and certificates of deposits	2,406	434	2,840	(258)	(583)	(841)
Other interest-earning assets	80	63	143	(655)	(1,003)	(1,658)

Total	26,238	(846)	25,392	7,481	(3,711)	3,770

Interest Expense:
Deposits	6,840	(7,782)	(942)	3,045	(9,699)	(6,654)
Borrowings	2,152	(562)	1,590	13	(11)	2

Total	8,992	(8,344)	648	3,058	(9,710)	(6,652)

Change in net interest income	$17,246	$7,498	$24,744	$4,423	$5,999	$10,422

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from customer service fees, loan fees, bank-owned life insurance and gains on sales of loans and securities.

For the year ended December 31, 2010, net income was $13.4 million, or $0.61 per share (basic and diluted) compared to net income of $3.8 million, or $0.17 per share (basic and diluted), for the year ended December 31, 2009. Income before income tax expense increased $14.8 million to $20.8 million, the net result of increases in net interest income of $24.7 million and non-interest income of $6.4 million, partially offset by an increase in non-interest expense of $17.2 million. The year ended December 31, 2010 reflect combined results following the acquisition of Mt. Washington Co-operative Bank on January 4, 2010.

The Company recorded a pre-tax charge of $2.7 million during the year ended December 31, 2010 for costs related to termination of the contract with Mt. Washington’s data processing services provider in October 2010. The after-tax impact of this charge was a reduction to net income of $1.6 million, or $0.07 per share (basic and diluted), for the year ended December 31, 2010.

Return on average assets and stockholders’ equity increased to 0.77% and 6.38%, respectively, for the year ended December 31, 2010 compared to 0.32% and 1.94% for the year ended of 2009.

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

Net Income (Loss)

Net income (loss) information is as follows:

	Years Ended December 31,			Change 2010/2009		Change 2009/2008
	2010	2009	2008	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Net interest income	$61,019	$36,275	$25,853	$24,744	68.2%	$10,422	40.3%
Provision for loan losses	3,181	4,082	5,638	(901)	(22.1)	(1,556)	(27.6)
Non-interest income	11,721	5,295	8,373	6,426	121.4	(3,078)	(36.8)
Non-interest expenses	48,804	31,566	31,966	17,238	54.6	(400)	(1.3)
Net income (loss)	13,374	3,763	(2,108)	9,611	255.4	5,871	278.5
Return (loss) on average assets	0.77%	0.32%	(0.20)%	0.45	140.6%	0.52	260.0%
Return (loss) on average equity	6.38%	1.94%	(1.09)%	4.44	228.9%	3.03	278.0%

Net Interest Income

Net interest income increased $24.7 million, or 68.2%, to $61.0 million for the year ended December 31, 2010 from $36.3 million for the year ended December 31, 2009. The net interest rate spread and net interest margin were 3.62% and 3.80%, respectively, for the year ended December 31, 2010 compared to 2.95% and 3.34%, respectively, for the year ended December 31, 2009. The increases in net interest income were due primarily to the Mt. Washington merger and organic loan growth, along with declines in interest costs of deposits and borrowings.

The average balance of the Company’s loan portfolio, which is principally comprised of real estate loans, increased $416.5 million, or 54.2%, to $1.2 billion, which was partially offset by the decline in the yield on loans of 17 basis points to 5.69% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The Company’s cost of deposits declined 82 basis points to 1.39%, which was partially offset by the increase in the average balance of interest-bearing deposits of $421.8 million, or 50.6%, to $1.3 billion for the year ended December 31, 2010 compared to the year ended December 31, 2009. The Company’s yield on interest-earning assets decreased 11 basis points to 5.11% for the year ended December 31, 2010 compared to 5.22% for the year ended December 31, 2009, while the cost of interest-bearing liabilities declined 78 basis points to 1.49% for the year ended December 31, 2010 compared to 2.27% for the year ended December 31, 2009.

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

Provision for Loan Losses

For the year ended December 31, 2010, the provision for loan losses was $3.2 million compared to $4.1 million for the year ended December 31, 2009. These changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $10.2 million, 0.86%, of total loans outstanding as of December 31, 2010, as compared with $9.2 million, 1.12% of total loans as of December 31, 2009. The decrease in the ratio of the allowance for loan losses to total loans outstanding was primarily due to $345.3 million of loans acquired in the Mt. Washington merger at fair value and the application of current accounting guidance that precludes the combination of allowance for loan loss amounts associated with such loans acquired. An analysis of the changes in the allowance for loan losses is presented under “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Allowance for Loan Losses.”

The Company’s loan loss provision was $4.1 million and $5.6 million for the years ended December 31, 2009 and 2008, respectively. Changes in the provision relate to loan growth, specific reserves taken for impaired loans, and management’s assessment of various factors affecting the portfolio, including, among others, an ongoing evaluation of credit quality, local real estate market conditions, local and national economic factors, and changes in delinquent and non-performing loans. The reduction in the level of provision expense for 2009 compared to 2008 was due in part to lower provision expense related to specific reserves recorded for impaired loans. The Company also experienced lower loan growth in 2009 than in 2008.

Non-Interest Income

	Years Ended December 31,			Change 2010/2009		Change 2009/2008
	2010	2009	2008	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Customer service fees	$5,823	$3,219	$2,796	$2,604	80.9%	$423	15.1%
Loan fees	636	584	673	52	8.9	(89)	(13.2)
Gain on sales of loans, net	1,811	560	39	1,251	223.4	521	1,335.9
Other-than-temporary impairment losses on securities	—	(429)	—	429	100.0	(429)	—
Gain (loss) on sales of securities, net	1,790	(158)	4,433	1,948	1,232.9	(4,591)	(103.6)
Income from bank-owned life insurance	1,169	890	828	279	31.3	62	7.5
Equity income (loss) on investment in affiliate bank	492	629	(396)	(137)	(21.8)	1,025	258.8

Total non-interest income	$11,721	$5,295	$8,373	$6,426	121.4%	$(3,078)	(36.8)%

For the year ended December 31, 2010, non-interest income increased $6.4 million, or 121.4%, to $11.7 million from $5.3 million for the year ended December 31, 2009, primarily due to increases of $2.6 million in customer service fees, $1.9 million in gain on sales of securities, $1.3 million in gain on sales of loans and $429,000 from other-than-temporary impairment losses recorded in the prior year. The increases in customer service fees were primarily due to service charges on deposit relationships acquired in the Mt. Washington merger and additional growth in deposits. The increases in gain on sales of securities reflected sales totaling $4.7 million during the quarter ended December 31, 2010 of certain securities acquired in the Mt. Washington merger for a net gain of $953,000 and sales totaling $6.6 million during the year ended December 31, 2010 of other securities for a net gain of $485,000. The increases in gain on sales of loans reflected higher gains on sales of loans originated for sale during the year ended December 31, 2010 and gains totaling $352,000 on sales of fixed-rate bi-weekly mortgage loans during the first quarter of 2010.

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

Non-Interest Expense

	Years Ended December 31,			Change 2010/2009		Change 2009/2008
	2010	2009	2008	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Salaries and employee benefits	$25,716	$18,726	$17,678	$6,990	37.3%	$1,048	5.9%
Occupancy and equipment	5,646	3,056	2,915	2,590	84.8	141	4.8
Data processing	3,200	1,752	1,662	1,448	82.6	90	5.4
Data processing contract termination cost	2,689	—	—	2,689	—	—	—
Marketing and advertising	1,968	1,241	1,214	727	58.6	27	2.2
Professional services	2,443	1,997	2,300	446	22.3	(303)	(13.2)
Contribution to Meridian Charitable Foundation	—	—	3,000	—	—	(3,000)	(100.0)
Foreclosed real estate expense	488	373	675	115	30.8	(302)	(44.7)
Deposit insurance	2,250	1,879	507	371	19.7	1,372	270.6
Other general and administrative	4,404	2,542	2,015	1,862	73.2	527	26.2

Total non-interest expenses	$48,804	$31,566	$31,966	$17,238	54.6%	$(400)	(1.3)%

For the year ended December 31, 2010, non-interest expense increased $17.2 million, or 54.6%, to $48.8 million from $31.6 million for the year ended December 31, 2009, primarily due to the $2.7 million charge related to termination of the contract with Mt. Washington’s data processing services provider and increases of $1.4 million in recurring data processing costs, $7.0 million in salaries and employee benefits, $2.6 million in occupancy and equipment expenses, $727,000 in marketing and advertising, $446,000 in professional services and $1.9 million in other general and administrative expenses. The increases in non-interest expenses were primarily due to higher expense levels following the Mt. Washington merger.

The Company agreed to revised contract terms with its current data processing services provider during the year ended December 31, 2010 that included provisions for the conversion of Mt. Washington’s accounts from their data processing services provider as completed in October 2010. As a result of these revised contract terms and the termination of Mt. Washington’s prior data processing services contract, the Company expects to realize significant data processing cost savings in subsequent periods.

Non-interest expense was $31.6 million and $32.0 million for the years ended December 31, 2009 and 2008, respectively. Salary and employee benefit expenses increased $1.0 million, or 5.9%, to $18.7 million, for the year ended December 31, 2009, as a result of expenses relating to the Company’s equity incentive plans. Consistent with the terms of their employment agreements, the Bank entered into Separation Agreements with two executives upon their retirement during 2009 and one executive in 2008, which provided for the payment of certain benefits. During 2009 and 2008, the Company recorded pre-tax charges of $1.8 million and $1.5 million, respectively as a result of the Separation Agreements. In the first quarter of 2008, the Company made a pre-tax $3.0 million contribution to the Company’s charitable foundation in conjunction with its stock offering and no such contribution was made in 2009. Deposit insurance expense increased by $1.4 million, to $1.9 million in 2009, due to deposit growth and increased rates levied on all FDIC insured institutions, including a $502,000 special assessment. Foreclosed real estate expense decreased to $373,000 from $675,000, due mainly to lower valuation allowances recorded in 2009, and a net gain on sale of foreclosed real estate recorded in 2009. Other general and administrative expense increased by $527,000, or 26.2% primarily as a result of $429,000 of expenses related to the Company’s acquisition of Mt. Washington.

Income Tax Provision

The Company recorded a provision for income taxes of $7.4 million for the year ended December 31, 2010, reflecting an effective tax rate of 35.6%, compared to $2.2 million, or 36.5%, for the year ended December 31, 2009. The increase in the income tax provision was primarily due to an increase in pre-tax income. For the year ended December 31, 2008, the Company recorded a tax benefit of $1.3 million, reflecting a 37.6% effective tax benefit rate. Included in the 2008 net operating loss was the Company’s $3.0 million contribution to the Meridian Charitable Foundation. This contribution resulted in an increase in the Company’s deferred tax asset and caused the Company to record a valuation allowance of $500,000. On a yearly basis, an analysis of the components of the deferred tax was performed and for the years ended December 31, 2009 and 2010, the valuation allowance was reduced to $441,000 and $0, respectively.

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

The following table reflects changes in estimated net interest income for the Bank at January 1, 2011 through December 31, 2011.

Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
	(Dollars in Thousands)

300	$56,077	$(4,002)	(6.66	) %
Flat	60,079
-50	58,739	(1,340)	(2.23)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $155.5 million. In addition, at December 31, 2010, we had $66.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2010, we had $136.7 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2010 and 2009, we had total loan commitments outstanding, as follows:

	December 31,
	2010	2009
	(In thousands)

Unadvanced portion of existing loans:
Construction	$64,722	$72,218
Home equity line of credit	39,791	25,623
Other lines and letters of credit	7,095	4,038
Commitments to originate:
One- to four-family	15,362	1,844
Commercial real estate	65,187	18,711
Construction	12,625	27,460
Other loans	2,783	4,457

Total loan commitments outstanding	$207,565	$154,351

Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. The Bank provided participating checking accounts with overdraft account protection covering $14.1 million of balances as of December 31, 2010.

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $15.6 million as of December 31, 2010, with total annual payments of $2.2 million. On August 5, 2010, we terminated Mt. Washington’s contract with its core data processing provider in preparation for the conversion to the Company’s core data processing provider during October 2010. This contract termination and related systems conversion costs resulted in a charge to operations of $2.7 million for the year ended December 31, 2010. In addition, we had outstanding commitments as of December 31, 2010 totaling $347,000 for the construction of two new branches in Revere and the West Roxbury area of Boston, Massachusetts, and $134,000 for renovations of several existing branch locations.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2010 totaled $381.7 million, or 54.7% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered, and total certificates of deposit have increased in 2010 in addition to those acquired in the Mt. Washington merger.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2010.

	Payments Due by Period
			More Than	More Than
		Up to One	One Year to	Three Years to	More Than
	Total	Year	Three Years	Five Years	5 Years
	(In thousands)

Contractual obligations:
Long-term debt obligations	$136,697	$20,538	$88,659	$21,000	$6,500
Operating lease obligations	6,407	515	956	887	4,049
Other long-term obligations(1)	15,645	2,235	4,470	4,470	4,470

Total	$158,749	$23,288	$94,085	$26,357	$15,019

(1)	Consists entirely of expenses related to obligations under a data processing agreement.

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

Capital Management

Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Saving Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 15 Stockholders’ Equity “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

We may use capital management tools such as cash dividends and common share repurchases. However, Massachusetts Commissioner of Banks regulations restrict stock repurchases by Meridian Interstate Bancorp within three years of the stock offering completed in January 2008 unless the repurchase: (i) is part of a general repurchase made on a pro rata basis pursuant to an offering approved by the Commissioner of the Banks and made to all stockholders of Meridian Interstate Bancorp (other than Meridian Financial Services with the approval of the Commissioner of Banks); (ii) is limited to the repurchase of qualifying shares of a director; (iii) is purchased in the open market by a tax-qualified or non tax-qualified employee stock benefit plan of Meridian Interstate Bancorp or East Boston Savings Bank in an amount reasonable and appropriate to fund the plan; or (iv) is limited to stock repurchases of no greater than 5% of the outstanding capital stock of Meridian Interstate Bancorp where compelling and valid business reasons are established to the satisfaction of the Commissioner of Banks. In addition, pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases. Meridian Interstate Bancorp will also be subject to the Federal Reserve Board’s notice provisions for stock repurchases.

In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock. As of December 31, 2010, the Company had repurchased

188,827 shares of its stock at an average price of $11.07 per share as included in treasury stock, or 40.0% of the shares authorized for repurchase under the Company’s third stock repurchase program. The Company has repurchased 1,120,327 shares since December 2008.

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

For the year ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

Our internal control over financial reporting includes policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

/s/ Richard J. Gavegnano	/s/ Mark L. Abbate
Richard J. Gavegnano Chairman and Chief Executive Officer	Mark L. AbbateSenior Vice President, Treasurer and Chief Financial Officer(Principal Financial and Accounting Officer)

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meridian Interstate Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Interstate Bancorp, Inc., (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Meridian Interstate Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Meridian Interstate Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Meridian Interstate Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and to the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Interstate Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Meridian Interstate Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Wolf & Company.  P.C.

Boston, Massachusetts
March 16, 2011

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Cash and due from banks	$155,430	$9,010
Federal funds sold	63	10,956

Total cash and cash equivalents	155,493	19,966
Certificates of deposit — affiliate bank	—	3,000
Securities available for sale, at fair value	360,602	293,367
Federal Home Loan Bank stock, at cost	12,538	4,605
Loans held for sale	13,013	955
Loans	1,183,717	822,542
Less allowance for loan losses	(10,155)	(9,242)

Loans, net	1,173,562	813,300
Bank-owned life insurance	33,829	23,721
Foreclosed real estate, net	4,080	2,869
Investment in affiliate bank	11,497	11,005
Premises and equipment, net	34,425	23,195
Accrued interest receivable	7,543	6,231
Prepaid deposit insurance	3,026	5,114
Deferred tax asset, net	5,441	1,523
Goodwill	13,687	—
Other assets	7,094	2,535

Total assets	$1,835,830	$1,211,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$111,423	$63,606
Interest-bearing	1,343,792	858,869

Total deposits	1,455,215	922,475
Short-term borrowings — affiliate bank	1,949	3,102
Short-term borrowings — other	10,037	22,108
Long-term debt	136,697	50,200
Accrued expenses and other liabilities	16,321	13,086

Total liabilities	1,620,219	1,010,971

Commitments and contingencies (Notes 6, 8 and 12)
Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	97,005	100,972
Retained earnings	122,563	109,189
Accumulated other comprehensive income	8,038	5,583
Treasury stock, at cost, 192,218 and 517,500 shares at December 31, 2010 and 2009, respectively	(2,121)	(4,535)
Unearned compensation — ESOP, 703,800 and 745,200 shares at December 31, 2010 and 2009, respectively	(7,038)	(7,452)
Unearned compensation — restricted shares, 326,905 and 383,935 at December 31, 2010 and 2009, respectively	(2,836)	(3,342)

Total stockholders’ equity	215,611	200,415

Total liabilities and stockholders’ equity	$1,835,830	$1,211,386

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Interest and fees on loans	$67,459	$45,050	$38,781
Interest on debt securities	13,467	10,432	10,460
Dividends on equity securities	923	1,071	1,816
Interest on certificates of deposit	42	89	157
Interest on other interest-earning assets	168	25	1,683

Total interest and dividend income	82,059	56,667	52,897

Interest expense:
Interest on deposits	17,444	18,386	25,040
Interest on short-term borrowings	63	61	132
Interest on long-term debt	3,533	1,945	1,872

Total interest expense	21,040	20,392	27,044

Net interest income	61,019	36,275	25,853
Provision for loan losses	3,181	4,082	5,638

Net interest income, after provision for loan losses	57,838	32,193	20,215

Non-interest income:
Customer service fees	5,823	3,219	2,796
Loan fees	636	584	673
Gain on sales of loans, net	1,811	560	39
Other-than-temporary impairment losses on equity securities	—	(429)	—
Gain (loss) on sales of securities, net	1,790	(158)	4,433
Income from bank-owned life insurance	1,169	890	828
Equity income (loss) on investment in affiliate bank	492	629	(396)

Total non-interest income	11,721	5,295	8,373

Non-interest expenses:
Salaries and employee benefits	25,716	18,726	17,678
Occupancy and equipment	5,646	3,056	2,915
Data processing	3,200	1,752	1,662
Data processing contract termination cost	2,689	—	—
Marketing and advertising	1,968	1,241	1,214
Professional services	2,443	1,997	2,300
Contribution to Charitable Foundation	—	—	3,000
Foreclosed real estate	488	373	675
Deposit insurance	2,250	1,879	507
Other general and administrative	4,404	2,542	2,015

Total non-interest expenses	48,804	31,566	31,966

Income (loss) before income taxes	20,755	5,922	(3,378)
Provision (benefit) for income taxes	7,381	2,159	(1,270)

Net income (loss)	$13,374	$3,763	$(2,108)

Income per share:
Basic	$0.61	$0.17	N/A
Diluted	$0.61	$0.17	N/A
Weighted average shares:
Basic	22,072,047	21,820,860	N/A
Diluted	22,081,005	21,820,860	N/A

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

				Accumulated
	Shares of No			Other
	Par Common	Additional		Comprehensive		Unearned	Unearned
	Stock	Paid-in	Retained	Income	Treasury	Compensation —	Compensation —
	Outstanding	Capital	Earnings	(Loss)	Stock	ESOP	Restricted Shares	Total
	(Dollars in thousands)

Balance at December 31, 2007	—	$—	$109,177	$6,507	$—	$—	$—	$115,684

Adjustment to initially apply guidance on
split dollar life insurance	—	—	(1,643)	—	—	—	—	(1,643)

Comprehensive loss:
Net loss	—	—	(2,108)	—	—	—	—	(2,108)
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(12,384)	—	—	—	(12,384)
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	25	—	—	—	25

Total comprehensive loss								(14,467)

Adjustment to initially apply plan accounting for long-term health care plan, net of tax effects	—	—	—	(353)	—	—	—	(353)
Issuance of 12,650,000 shares to the mutual
holding company	12,650,000	—	—	—	—	—	—	—
Issuance of 10,050,000 shares in the initial
public offering, net of expenses of $2,867	10,050,000	97,633	—	—	—	—	—	97,633
Issuance and contribution of 300,000 shares
to the Meridian Charitable Foundation	300,000	3,000	—	—	—	—	—	3,000
Purchase of 828,000 shares of common stock by the ESOP	—	—	—	—	—	(8,280)	—	(8,280)
ESOP shares earned (41,400 shares)	—	(14)	—	—	—	414	—	400
Purchase of 250,000 shares for restricted stock awards	(250,000)	—	—	—	—	—	(2,262)	(2,262)
Share-based compensation expense	—	65	—	—	—	—	63	128

Balance at December 31, 2008	22,750,000	100,684	105,426	(6,205)	—	(7,866)	(2,199)	189,840

Comprehensive income :
Net income	—	—	3,763	—	—	—	—	3,763
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	11,826	—	—	—	11,826
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	(38)	—	—	—	(38)

Total comprehensive income								15,551

Purchase of treasury stock	(517,500)	—	—	—	(4,535)	—	—	(4,535)
ESOP shares earned (41,400 shares)	—	(59)	—	—	—	414	—	355
Purchase of 164,000 shares for restricted stock awards	(164,000)	—	—	—	—	—	(1,468)	(1,468)
Share-based compensation expense	30,065	347	—	—	—	—	325	672

Balance at December 31, 2009	22,098,565	100,972	109,189	5,583	(4,535)	(7,452)	(3,342)	200,415

Comprehensive income :
Net income	—	—	13,374	—	—	—	—	13,374
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	2,333	—	—	—	2,333
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	122	—	—	—	122

Total comprehensive income								15,829

Purchase of treasury stock	(188,827)	—	—	—	(2,091)	—	—	(2,091)
ESOP shares earned (41,400 shares)	—	26	—	—	—	414	—	440
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—
Share-based compensation expense	57,030	512	—	—	—	—	506	1,018

Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$13,374	$3,763	$(2,108)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Accretion of acquisition fair value adjustments	(3,594)	—	—
Earned ESOP shares	440	355	400
Contribution of stock to charitable foundation	—	—	3,000
Provision for loan losses	3,181	4,082	5,638
Amortization (accretion) of net deferred loan origination fees	84	(60)	(286)
Net amortization of securities available for sale	1,103	1,226	1,118
Depreciation and amortization expense	2,472	1,287	1,270
(Gain) loss on sales of securities, net	(1,790)	158	(4,433)
Other-than-temporary impairment losses on securities	—	429	—
Gain on sales of loans held in portfolio, net	(352)	—	—
(Gain) loss and provision for foreclosed real estate	(117)	188	480
Deferred income tax provision (benefit)	1,149	671	(2,463)
Income from bank-owned life insurance	(1,169)	(890)	(828)
Equity (income) loss on investment in affiliate bank	(492)	(629)	396
Share-based compensation expense	1,018	672	128
Net changes in:
Loans held for sale	(7,139)	(955)	—
Accrued interest receivable	61	(195)	(272)
Prepaid deposit insurance	2,088	(5,114)	—
Other assets	(985)	2	1,354
Accrued expenses and other liabilities	(184)	(141)	(1,605)

Net cash provided by operating activities	9,148	4,849	1,789

Cash flows from investing activities:
Cash provided by business combination	14,422	—	—
Maturities of certificates of deposit	3,100	7,000	—
Purchases of certificates of deposit	—	(3,000)	(7,000)
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	68,645	49,198	121,131
Proceeds from redemption of mutual funds	8,131	31,789	57,000
Proceeds from sales	12,278	9,203	18,359
Purchases	(105,380)	(113,137)	(199,867)
Purchase of bank-owned life insurance	—	—	(4,000)
Loans originated, net of principal payments received	(55,819)	(114,303)	(145,280)
Proceeds from sales of fixed-rate loans held in portfolio	34,488	—	—
Purchases of premises and equipment	(2,977)	(1,772)	(1,164)
Purchase of Federal Home Loan Bank stock	—	(302)	(1,138)
Capitalized costs on foreclosed real estate	(369)	(1,613)	(59)
Proceeds from sales of foreclosed real estate	3,989	2,245	1,463

Net cash used in investing activities	(19,492)	(134,692)	(160,555)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	153,911	125,623	22,406
Net change in stock subscriptions	—	—	(62,518)
Proceeds from sale of common stock	—	—	97,633
Common stock purchased by ESOP	—	—	(8,280)
Net change in borrowings with maturities
less than three months	(13,224)	17,399	(1,343)
Proceeds from Federal Home Loan Bank advances
with maturities of three months or more	25,475	—	45,150
Repayment of Federal Home Loan Bank advances
with maturities of three months or more	(18,200)	(7,475)	(14,848)
Purchase of stock for restricted stock awards	—	(1,468)	(2,262)
Purchase of treasury stock	(2,091)	(4,535)	—

Net cash provided by financing activities	145,871	129,544	75,938

Net change in cash and cash equivalents	135,527	(299)	(82,828)
Cash and cash equivalents at beginning of year	19,966	20,265	103,093

Cash and cash equivalents at end of year	$155,493	$19,966	$20,265

Supplemental cash flow information:
Interest paid on deposits	$18,926	$18,714	$25,237
Interest paid on borrowings	5,030	2,031	1,948
Income taxes paid, net of refunds	7,004	635	647
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	2,967	1,085	3,928
In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired	450,576	—	—
Fair value of liabilities assumed	464,998	—	—

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”), a 58.6%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company. The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”). The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. The Company has another subsidiary, Meridian Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also holds a 40% share in Hampshire First Bank, and is accounting for this investment by the equity method of accounting, under which the Company’s share of the net income or loss of the affiliate is recognized as income or loss in the Company’s consolidated statement of operations.

Business and Operating Segments

The Company provides loan and deposit services to its customers through its local banking offices in the greater Boston metropolitan area. The Company is subject to competition from other financial institutions including commercial banks, other savings banks, credit unions, mortgage banking companies and other financial service providers.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets and foreclosed real estate.

Reclassification

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Note 4 includes the types of securities in which the Company invests and Note 5 includes the types of lending in which the Company engages. The Company believes that it does not have any significant concentration in any one industry or customer. Within the

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities portfolio, the Company has a significant amount of corporate debt and marketable equity securities issued by companies in the financial services sector. Given the current market conditions, this sector continues to have an enhanced level of credit risk. As of December 31, 2010, the fair value of corporate debt and marketable equity securities in the financial services sector amounted to $81.6 million and $7.1 million, respectively. See Note 4.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Bank may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2010, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $137.0 million.

Certificates of Deposit

Certificates of deposits are purchased from FDIC-insured depository institutions, have an original maturity of greater than ninety days and are carried at cost. At December 31, 2010 and 2009, the Company’s balance in certificate of deposits was $0 and $3.0 million, respectively, and exceeded the FDIC insurance limit of $250,000 at December 31, 2009.

Fair Value Hierarchy

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

Due to the illiquid market for certain debt securities, the Company determined that the prices obtained from a third party pricing service were no longer indicative of fair value. As of December 31, 2010, the Company used an internal valuation model to determine the fair value of these securities.

Securities Available for Sale

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component in other comprehensive income/loss, net of tax effects. Purchase premiums and discounts are recognized in interest income using the effective interest method over the period of maturity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The FHLB announced the suspension of its dividend payment and a moratorium on redemption of its stock in the first quarter of 2009. During the first quarter of 2011, the FHLB declared a dividend equal to an annual yield of 0.30% per share to be paid on March 2, 2011. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2010 and 2009, no impairment has been recognized.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loan origination fees, net of certain direct origination costs, are deferred, and, upon sale, included in the determination of the gain or loss on sale of loans.

Loans

The Company grants mortgage, commercial and consumer loans to customers. The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments. Residential real estate loans include classes for one-to four-family, multi-family and home equity lines of credit.

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

Loans that were acquired in connection with the Mt. Washington acquisition were recorded at fair value with no carryover of the related allowance for loan losses. The fair value of the acquired loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at the market rate of interest. In addition, the loans were also evaluated for credit quality. The net of the two measurements, either greater- or less-than the book value, is referred to as the accretable premium or accretable discount and is recognized into interest income over the remaining life of the loan.

Loans that exhibited evidence of deterioration in credit quality since origination, such that it was unlikely that all contractually required payments would be collected, were also recorded upon acquisition at their estimated fair value. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. Subsequent decreases to the expected cash flows will require the need to evaluate for an additional allowance for loan losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which will then be reclassified as an accretable discount that will be recognized into interest income over the remaining life of the loan.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the accretable yield on the acquired loans with evidence of credit deterioration did not have a material impact on the Company’s consolidated financial statements.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due, unless the credit is well secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of general, allocated and unallocated components.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. The residential real estate loan segment includes classes for one-to four-family loans, multi-family loans and home equity lines of credit. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-performing loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate loans — The Company primarily originates loans with a loan-to-value ratio of 80% or less and does not grant subprime loans. The Company may also originate loans with loan-to-value ratios up to 95% (100% for first time home buyers only) with such value measured at origination; however, private mortgage insurance is generally required for loans with a loan-to-value ratio over 80%. All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate loans — Loans in this segment are primarily income-producing properties such as apartment buildings and properties used for business purposes such as office buildings, industrial facilities and

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retail facilities. These properties are generally located in the greater Boston metropolitan area and certain other areas in eastern Massachusetts, and in south-eastern New Hampshire and Maine. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans — Loans in this segment primarily include loans for construction of commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. The Company also originates loans to individuals and to builders to finance the construction of residential dwellings. Most of these construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value upon completion of the project. Management carefully monitors the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

Commercial loans — Loans in this segment are made to businesses in the Company’s market area and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

Consumer loans — Loans in this segment may include fixed-rate second mortgage loans, automobile loans, loans secured by passbook or certificate accounts and overdraft loans.

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for multi-family, commercial real estate, construction and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Prior to 2010, management individually reviewed one-to four-family loans for impairment. However, the growth in the one-to four-family loan portfolio as a result of the merger with Mt. Washington Co-operative Bank on January 4, 2010 made it less practical to individually review this homogenous pool of mortgage loans. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures beginning in 2010, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated Component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general components of the allowance for loan losses.

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

Servicing

The Company services residential real estate loans for others. Servicing assets are recognized as separate assets when rights are acquired through the purchase or sale of financial assets. For sale of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. The Company uses an internal valuation model to estimate the fair value of servicing rights. This model is utilized to calculate the present value of projected future cash flows and requires estimates of numerous market assumptions, such as interest rates, prepayment assumptions, servicing costs, discount rates, and the payment performance of the underlying loans. The measurement of the fair value of servicing rights is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan fee income. Mortgage servicing rights amounted to $585,000 and $442,000 at December 31, 2010 and 2009, respectively and are included in other assets on the consolidated balance sheets.

Derivative Financial Instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value, if material.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in non-interest income, if material.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in non-interest income, if material.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance, any direct write-downs and gains or losses on sales are included in foreclosed real estate expense.

Valuation of Goodwill and Analysis for Impairment

The Company’s goodwill resulted from the acquisition of another financial institution accounted for under the acquisition method of accounting. The amount of goodwill recorded at acquisition is impacted by the recorded fair value of the assets acquired and liabilities assumed, which is an estimate determined by the use of internal or other valuation techniques.

Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment test compares the book value of the Company or the reporting unit to the fair value of the Company, or to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Advertising

Advertising costs are expensed as incurred.

Supplemental Executive Retirement Plans

The Company accounts for certain supplemental executive retirement benefits on the net periodic pension cost method using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2010 or 2009 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2010, 2009 and 2008.

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

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings Per Share

Basic earnings per share excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2010	2009
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$13,374	$3,763

Average number of common shares outstanding	21,819,129	21,641,073
Effect of unvested stock awards	252,918	179,787

Basic weighted average shares outstanding	22,072,047	21,820,860
Effect of dilutive stock options	8,958	—

Diluted weighted average shares outstanding	22,081,005	21,820,860

Earnings per share:
Basic	$0.61	$0.17
Diluted	$0.61	$0.17

Earnings per share are not applicable for the year ended December 31, 2008, as the Company did not issue stock until January 22, 2008. Options for 309,340 and 853,440 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2010 and 2009.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss. The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Unrealized holding gains (losses) on securities available for sale	$5,844	$19,117	$(16,788)
Reclassification adjustments for losses (gains) realized in income	(1,790)	587	(4,433)

Unrealized gains (losses)	4,054	19,704	(21,221)
Tax effect	(1,721)	(7,878)	8,837

Net-of-tax amount	2,333	11,826	(12,384)

Amortization of net actuarial loss and prior service cost — supplemental director retirement plan	6	28	27
Tax effect	(19)	(11)	(11)

Net-of-tax amount	(13)	17	16

Amortization of net actuarial loss (gain) and prior service cost — long-term health care plan	203	(81)	18
Tax effect	(68)	26	(9)

Net-of-tax amount	135	(55)	9

	$2,455	$11,788	$(12,359)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2010	2009
	(In thousands)

Net unrealized gain on securities available for sale	$14,081	$10,027
Tax effect	(5,637)	(3,916)

Net-of-tax amount	8,444	6,111

Unrecognized net actuarial loss pertaining to supplemental executive retirement plans	(69)	(48)
Unrecognized prior service cost pertaining to supplemental executive retirement plans	(146)	(173)

Total	(215)	(221)
Tax effect	73	92

Net-of-tax amount	(142)	(129)

Unrecognized net actuarial loss pertaining to long-term health care plan	(74)	(25)
Unrecognized prior service cost pertaining to long-term health care plan	(326)	(578)

Total	(400)	(603)
Tax effect	136	204

Net-of-tax amount	(264)	(399)

	$8,038	$5,583

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized prior service costs amounting to $28,000 and $23,000, included in accumulated other comprehensive income at December 31, 2010, are expected to be recognized as a component of net periodic retirement plan cost and long-term health care cost, respectively, for the year ending December 31, 2011.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.” This Update requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management adopted this statement, except for the roll forward of activity for Level 3 fair value measurements, as of January 1, 2010 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the disclosures required as of December 31, 2010 in Note 5.

2.	ACQUISITION

In an effort to expand and diversify its market area, the Company completed its acquisition of Mt. Washington Co-operative Bank, a Massachusetts-chartered mutual co-operative bank (“Mt. Washington”), on January 4, 2010 through the merger of Mt. Washington with and into the Bank. Each Mt. Washington branch office has become a branch office of East Boston Savings Bank, and such branch offices now operate under the name “Mt. Washington Bank, A Division of East Boston Savings Bank.” Pursuant to the merger agreement, Meridian Interstate issued 514,109 shares of its common stock to Meridian Financial Services, Incorporated, Meridian Interstate’s top-tier mutual holding company. The shares issued reflect the value of Mt. Washington as determined by the average of two independent appraisals. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In addition, Meridian Interstate contributed $15.0 million of capital to East Boston Savings Bank in connection with the acquisition.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $284,000 and $449,000 for the years ended December 31, 2010 and 2009, respectively. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

The following is a summary of the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition:

Amount
(In thousands)

Cash and cash equivalents	$14,422
Certificates of deposit	100
Securities available for sale, at fair value	45,491
Federal Home Loan Bank Stock, at cost	7,933
Loans held for sale	4,919
Loans, net	345,320
Bank-owned life insurance	8,939
Foreclosed real estate, net	1,747
Premises and equipment, net	10,618
Accrued interest receivable	1,373
Deferred tax asset, net	6,875
Goodwill	13,687
Other assets	3,574

Total assets acquired	$464,998

Deposits	$380,438
FHLB Borrowings	80,932
Accrued expenses and other liabilities	3,628

Total liabilities assumed	$464,998

The following is a summary of the unaudited pro forma financial results of operations as if the Company acquired Mt. Washington on January 1, 2009:

	Years Ended December 31,
	2010	2009
	(In thousands, except per share amounts)

Net interest income	$61,176	$51,837
Net income	13,583	1,291
Net income per share — Basic	0.62	0.06
Net income per share — Diluted	0.62	0.06

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $400,000.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2010
Debt securities:
Corporate bonds:
Financial services	$79,896	$1,983	$(266)	$81,613
Industry and manufacturing	32,875	1,595	—	34,470
Consumer products and services	39,173	1,895	—	41,068
Technology	29,280	948	—	30,228
Healthcare	21,687	783	—	22,470
Other	11,714	475	—	12,189

Total corporate bonds	214,625	7,679	(266)	222,038
Government-sponsored enterprises	36,062	77	(239)	35,900
Municipal bonds	6,583	10	(100)	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	33,625	927	(10)	34,542
Private label	9,737	687	(90)	10,334
Other debt securities	641	—	—	641

Total debt securities	301,273	9,380	(705)	309,948

Marketable equity securities:
Common stocks	31,344	5,596	(175)	36,765
Money market mutual funds	13,904	—	(15)	13,889

Total marketable equity securities	45,248	5,596	(190)	50,654

Total securities available for sale	$346,521	$14,976	$(895)	$360,602

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$59,219	$1,786	$(282)	$60,723
Industry and manufacturing	54,522	2,106	(481)	56,147
Consumer products and services	50,402	2,205	—	52,607
Technology	17,689	1,099	—	18,788
Healthcare	9,583	291	—	9,874
Other	20,864	1,004	—	21,868

Total corporate bonds	212,279	8,491	(763)	220,007
Residential mortgage-backed securities	23,659	148	(29)	23,778

Total debt securities	235,938	8,639	(792)	243,785

Marketable equity securities:
Common stocks	26,698	3,001	(821)	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	47,402	3,001	(821)	49,582

Total securities available for sale	$283,340	$11,640	$(1,613)	$293,367

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2010 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 Year		Over 1 Year to 5 Years		Over 5 Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Corporate bonds:
Financial services	$18,011	$18,508	$54,966	$56,279	$6,919	$6,826	$79,896	$81,613
Industry and manufacturing	1,502	1,563	31,373	32,907	—	—	32,875	34,470
Consumer products and services	7,717	7,780	31,456	33,288	—	—	39,173	41,068
Technology	15,518	15,648	13,762	14,580	—	—	29,280	30,228
Healthcare	3,997	3,998	17,690	18,472	—	—	21,687	22,470
Other	4,076	4,175	7,638	8,014	—	—	11,714	12,189

Total corporate bonds	50,821	51,672	156,885	163,540	6,919	6,826	214,625	222,038
Government-sponsored enterprises	—	—	20,306	20,303	15,756	15,597	36,062	35,900
Municipal bonds	—	—	2,070	2,057	4,513	4,436	6,583	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	8	8	33,617	34,534	33,625	34,542
Private label	—	—	—	—	9,737	10,334	9,737	10,334
Other debt securities	—	—	140	140	501	501	641	641

Total	$50,821	$51,672	$179,409	$186,048	$71,043	$72,228	$301,273	$309,948

For the years ended December 31, 2010, 2009 and 2008, proceeds from sales of securities available for sale amounted to $12.3 million, $9.2 million and $18.4 million, respectively. Gross gains of $2.0 million, $1.3 million and $5.1 million and gross losses of $219,000, $1.4 million and $700,000, respectively, were realized on those sales.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to securities available for sale as of December 31, 2010 and 2009, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

			Over Twelve
	Less Than Twelve Months		Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)

December 31, 2010
Debt securities:
Corporate bonds — financial services	$213	$18,533	$53	$5,947
Government-sponsored enterprises	239	25,254	—	—
Municipal bonds	100	4,983	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	10	271	—	—
Private label	90	1,933	—	—

Total debt securities	652	50,974	53	5,947
Marketable equity securities:
Common stocks	86	2,556	89	735
Money market mutual funds	15	968	—	—

Total marketable equity securities	101	3,524	89	735

Total temporarily impaired securities	$753	$54,498	$142	$6,682

December 31, 2009
Debt securities:
Corporate bonds:
Financial services	$24	$6,059	$258	$6,736
Industry and manufacturing	—	—	481	5,519

Total corporate bonds	24	6,059	739	12,255
Residential mortgage-backed securities	26	8,163	3	9

Total debt securities	50	14,222	742	12,264
Common stock	—	—	821	6,890

Total temporarily impaired securities	$50	$14,222	$1,563	$19,154

The Company determined no securities were other-than-temporarily impaired for the year ended December 31, 2010. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of December 31, 2010, the net unrealized gain on the total debt securities portfolio was $8.7 million. At December 31, 2010, 38 debt securities had unrealized losses with aggregate depreciation of 1.2% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

As of December 31, 2010, the net unrealized gain on the total equity portfolio was $5.4 million. At December 31, 2010, eight marketable equity securities have unrealized losses with aggregate depreciation of 4.3% from the Company’s cost basis. One equity security had a fair value decline of 15.0%, with a net unrealized loss of $52,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LOANS

A summary of loans follows:

	December 31,
	2010	2009
	(In thousands)

Residential real estate:
One-to four-family	$402,887	$276,122
Multi-family	135,290	53,402
Home equity lines of credit	62,750	29,979
Commercial real estate	433,504	350,648
Construction	113,142	94,102

Total mortgage loans on real estate	1,147,573	804,253

Other loans:
Commercial business loans	30,189	18,029
Consumer	6,043	1,205

	36,232	19,234

Total loans	1,183,805	823,487
Less:
Allowance for loan losses	(10,155)	(9,242)
Net deferred loan origination fees	(88)	(945)

Loans, net	$1,173,562	$813,300

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2010 and 2009, the Company was servicing loans for participants aggregating $22.5 million and $12.9 million, respectively.

During 2010, the Company sold residential mortgage loans aggregating $173.2 million. As part of those sales, during the first quarter of 2010, the Company reduced its exposure to interest-rate risk, by selling fixed-rate bi-weekly one- to four-family residential loans with an aggregate principal balance of $34.1 million for a gain of $352,000. Management has the intent and ability to hold the remaining fixed-rate bi-weekly loans in the Company’s loan portfolio for the foreseeable future or until maturity or pay-off.

As a result of the Mt. Washington acquisition, the Company acquired loans at fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

December 31,
2010
(In thousands)

Residential real estate:
One-to four-family	$10,685
Multi-family	2,120
Home equity lines of credit	667
Commercial real estate	4,769
Construction	2,361

Total mortgage loans on real estate	20,602

Other loans:
Commercial business loans	111
Consumer	5

116

Outstanding principal balance	20,718
Nonaccretable discount	(4,216)

Carrying amount	$16,502

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$9,242	$6,912	$3,637
Provision for loan losses	3,181	4,082	5,638
Recoveries	743	273	3
Loans charged-off	(3,011)	(2,025)	(2,366)

Balance at end of year	$10,155	$9,242	$6,912

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth further information pertaining to the allowance for loan losses at December 31, 2010:

			Home
	One-to	Multi-	Equity Lines	Commercial		Commercial
	Four-Family	Family	of Credit	Real Estate	Construction	Business	Consumer	Unallocated	Total
	(In thousands)

Amount of allowance for loan losses for loans deemed to be impaired	$37	$—	$8	$38	$18	$19	$—	$—	$120
Amount of allowance for loan losses for loans not deemed to be impaired	1,093	1,038	219	5,200	2,024	429	32	—	10,035

	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155

Amount of allowance for loans acquired with deteriorated credit quality included above	$—	$—	$—	$10	$—	$—	$—	$—	$10

Loans deemed to be impaired	$4,200	$3,732	$125	$11,794	$18,474	$186	$—	$—	$38,511
Loans not deemed to be impaired	398,687	131,558	62,625	421,710	94,668	30,003	6,043	—	1,145,294

	$402,887	$135,290	$62,750	$433,504	$113,142	$30,189	$6,043	$—	$1,183,805

The following is a summary of past due and non-accrual loans at December 31, 2010:

	30-59	60-89	Greater Than		Past Due 90
	Days	Days	90 Days	Total	Days or More	Loans on
	Past Due	Past Due	Past Due	Past Due	and Still Accruing	Non-accrual
	(In thousands)

Real estate loans:
Residential real estate:
One-to four-family	$4,434	$799	$7,400	$12,633	$—	$11,529
Multi-family	2,630	—	860	3,490	—	2,246
Home equity lines of credit	1,129	322	1,769	3,220	—	2,408
Commercial real estate	1,265	534	2,735	4,534	—	11,290
Construction	—	—	6,969	6,969	—	15,326

Total real estate loans	9,458	1,655	19,733	30,846	—	42,799
Commercial business loans	15	48	385	448	—	335
Consumer	293	245	5	543	—	—

Total	$9,766	$1,948	$20,123	$31,837	$—	$43,134

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of impaired loans at December 31, 2010:

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)

Impaired loans without a valuation allowance:
Residential real estate:
One-to four-family	$3,255	$3,255	$—
Multi-family	3,732	3,732	—
Home equity lines of credit	100	100	—
Commercial real estate	6,494	6,578	—
Construction	17,422	18,285	—
Commercial business loans	167	167	—
Consumer	—	—	—

Total	31,170	32,117	—

Impaired loans with a valuation allowance:
Residential real estate:
One-to four-family	908	945	37
Multi-family	—	—	—
Home equity lines of credit	17	25	8
Commercial real estate	5,178	5,216	38
Construction	171	189	18
Commercial business loans	—	19	19
Consumer	—	—	—

Total	6,274	6,394	120

Total impaired loans	$37,444	$38,511	$120

At December 31, 2010, additional funds of $637,000 are committed to be advanced in connection with an impaired construction loan.

The following is a summary of information pertaining to impaired and non-accrual loans at December 31, 2009 and for the three years ended December 31, 2010, 2009 and 2008:

December 31,
2009
(In thousands)

Impaired loans without a valuation allowance	$27,171
Impaired loans with a valuation allowance	2,172

Total impaired loans	$29,343

Valuation allowance related to impaired loans	$472

Total non-accrual loans	$21,698

Total loans past-due ninety days or more and still accruing	$—

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Average investment in impaired loans	$33,566	$18,061	$8,058

Interest income recognized on impaired loans	$2,703	$1,362	$299

Interest income recognized on a cash basis on impaired loans	$2,220	$1,008	$299

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:

Loans rated 1, 2, 3 and 3A:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4 and 4A:  Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5:  Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 6:  Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7:  Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all multi-family, commercial real estate, construction and commercial loans. The Company also engages an independent third-party to review a significant portion of loans within these segments on at least an annual basis. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating at December 31, 2010:

	Multi-Family
	Residential	Commercial		Commercial
	Real Estate	Real Estate	Construction	Business
	(In thousands)

Loans rated 1 — 4	$132,176	$425,010	$93,092	$29,872
Loans rated 5	3,114	8,494	20,050	317
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$135,290	$433,504	$113,142	$30,189

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SERVICING

Loans serviced for others by the Bank are not included in the accompanying consolidated balance sheets. The Bank retains servicing on most loan sales and generally earns a fee of 0.25% per annum based on the monthly outstanding balances of the loans serviced. Mortgage servicing rights amounted to $585,000 and $442,000 at December 31, 2010 and 2009, respectively and are included in other assets on the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others amounted to $134.4 million and $102.9 million at December 31, 2010 and 2009, respectively.

Included in loans serviced for others at December 31, 2010 and 2009 is $57.1 million and $70.7 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Bank may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Bank. At December 31, 2010 and 2009, the maximum contingent liability associated with loans sold with recourse is $2.9 million and $2.2 million, respectively, which is not recorded in the consolidated financial statements. The Bank has never repurchased any loans or incurred any losses under these recourse provisions.

7.	FORECLOSED REAL ESTATE

At December 31, 2010, foreclosed assets consist of one townhouse construction development project, one commercial property and residential properties held for sale.

Foreclosed real estate is presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed real estate is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$400	$475	$—
Provision for losses	63	286	475
Charge-offs	(50)	(361)	—

Balance at end of year	$413	$400	$475

Expenses applicable to foreclosed real estate include the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net (gain) loss on sales	$(180)	$(98)	$5
Provision for losses	63	286	475
Operating expenses, net of rental income	605	185	195

Total foreclosed real estate expenses	$488	$373	$675

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

			Estimated
	December 31,		Useful
	2010	2009	Lives
	(In thousands)

Land and land improvements	$7,731	$6,228	—
Buildings	29,819	17,764	40 years
Leasehold improvements	2,428	866	5-15 years
Equipment	10,962	6,808	3-10 years

	50,940	31,666
Less accumulated depreciation
and amortization	(16,515)	(8,471)

	$34,425	$23,195

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $2.5 million, $1.3 million and $1.3 million respectively.

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2010, future minimum lease payments are as follows:

Year Ending December 31,	Amount
(In thousands)

2011	$515
2012	497
2013	459
2014	442
2015	445
Thereafter	4,049

$6,407

Total rent expense for all operating leases amounted to $441,000, $156,000, and $108,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2010	2009
	(In thousands)

Demand deposits	$111,423	$63,606
NOW deposits	134,677	38,780
Money market deposits	323,619	247,006
Regular and other deposits	188,178	128,016

Total non-certificate accounts	757,897	477,408

Term certificates less than $100,000	348,201	255,139
Term certificates $100,000 and greater	349,117	189,928

Total term certificates	697,318	445,067

Total deposits	$1,455,215	$922,475

A summary of term certificates, by maturity, follows:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Within 1 year	$381,736	1.74%	$260,669	2.20%
Over 1 year to 2 years	184,705	1.78	95,277	2.60
Over 2 years to 3 years	48,140	2.51	46,965	2.66
Over 3 years to 4 years	35,987	2.91	11,317	3.41
Over 4 years to 5 years	43,553	2.89	30,839	3.00
Greater than 5 years	3,197	4.31	—	—

	$697,318	1.95%	$445,067	2.42%

10.	BORROWINGS

At December 31, 2010, short-term borrowings consisted of federal funds purchased from our affiliate bank of $1.9 million, federal funds purchased from a non-affiliate institution of $10.0 million, both with a weighted average rate of 0.20%. At December 31, 2009, short-term borrowings consisted of federal funds purchased from our affiliate bank of $3.1 million, federal funds purchased from a non-affiliate institution of $10.0 million, both with a weighted average rate of 0.35%, and $12.1 million of Federal Home Loan Bank advances with a weighted average rate of 0.27%.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of FHLB advances as follows:

	December 31, 2010		December 31, 2009
Maturing During the		Weighted		Weighted
Year Ending December 31,	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

2010	$—	—%	$5,200	4.20%
2011	20,538	2.99	15,000	2.99
2012	43,523	2.20	15,000	3.29
2013	45,136	2.86	15,000	3.54
2014	4,000	2.37	—	—
2015	17,000	2.25	—	—
2016	6,500	3.99	—	—

	$136,697	2.63%	$50,200	3.37%

At December 31, 2010, advances amounting to $64.0 million are callable by the FHLB prior to maturity.

As of December 31, 2010, the Bank also has an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of December 31, 2010 and 2009. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

11.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Current tax provision:
Federal	$4,145	$1,333	$1,081
State	2,087	155	112

Total current provision	6,232	1,488	1,193

Deferred tax provision (benefit):
Federal	1,857	597	(2,239)
State	(267)	133	(830)

Total deferred provision (benefit)	1,590	730	(3,069)
Change in enacted state tax rate — deferred	—	—	106
Change in valuation reserve	(441)	(59)	500

Total deferred provision (benefit)	1,149	671	(2,463)

Total tax provision (benefit)	$7,381	$2,159	$(1,270)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Statutory federal tax rate	34.0%	34.0%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.4	3.6	(14.0)
Dividends received deduction	(1.0)	(3.3)	(5.8)
Bank-owned life insurance	(1.1)	(1.5)	(3.0)
Non-deductible acquisition expenses	0.2	2.6	—
Stock-based compensation	—	1.9	—
Change in state tax rate	—	—	3.1
Change in valuation reserve	(2.2)	(1.0)	14.8
Other, net	(0.7)	0.2	1.3

Effective tax rates	35.6%	36.5%	(37.6)%

The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Federal	$9,217	$4,661
State	2,691	1,356

	11,908	6,017
Valuation reserve on assets	—	(441)

	11,908	5,576

Deferred tax liabilities:
Federal	(6,229)	(3,266)
State	(238)	(787)

	(6,467)	(4,053)

Net deferred tax asset	$5,441	$1,523

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of each item that give rise to deferred tax assets are as follows:

	December 31,
	2010	2009
	(In thousands)

Net unrealized gain on securities available for sale	$(5,637)	$(3,916)
Depreciation and amortization	(178)	(204)
Other-than-temporary impairment losses	171	—
Allowance for loan losses	4,307	3,691
Employee benefit and retirement plans	2,147	1,189
Charitable contribution carryforward	892	944
Acquisition accounting	3,557	—
Equity loss on investment in affiliate bank	398	398
Other, net	(216)	(138)
Valuation reserve	—	(441)

Net deferred tax asset	$5,441	$1,523

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2010 due to a change in assumptions related to future taxable income. A valuation allowance of $441,000 and $500,000 was required as of December 31, 2009 and 2008, respectively, due primarily to the limited future taxable income projected for federal and state tax purposes that can be utilized to offset a charitable contribution carryforward of $2.4 million, which will expire in 2013.

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$1,523	$10,057	$(1,410)
Deferred tax (provision) benefit	(1,149)	(671)	2,463
Deferred tax effects of:
Change in net unrealized gain (loss) on securities available for sale	(1,721)	(7,878)	8,837
Adjustment to initially apply plan accounting for long-term care plan	—	—	187
Acquisition	6,875	—	—
Amortization of defined benefit plan net actuarial loss and prior service cost	(87)	15	(20)

Balance at end of year	$5,441	$1,523	$10,057

The federal income tax reserve for loan losses at the Bank’s base year is $9.8 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Bank intends to use the reserve to absorb only loan losses, a deferred tax liability of $3.9 million has not been provided.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2007 are open. Mt. Washington’s income tax returns for the years ended June 30, 2005 through 2009 and the final return as of January 4, 2010 are also open to audit.

12.	OTHER COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Loan Commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	December 31,
	2010	2009
	(In thousands)

Unadvanced portion of existing loans:
Construction	$64,722	$72,218
Home equity line of credit	39,791	25,623
Other lines and letters of credit	7,095	4,038
Commitments to originate:
One- to four-family	15,362	1,844
Commercial real estate	65,187	18,711
Construction	12,625	27,460
Other loans	2,783	4,457

Total loan commitments outstanding	$207,565	$154,351

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company for the extension of credit, is based upon management’s credit evaluation of the borrower. Collateral held includes, but is not limited to, residential real estate and deposit accounts.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized if deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party. Those letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $8.9 million were outstanding at December 31, 2010 and the fair value was immaterial.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $21.0 million were outstanding at December 31, 2010 and the fair value was immaterial.

Other Commitments

The Company provides participating checking accounts with overdraft account protection covering $14.1 million and $7.7 million of balances as of December 31, 2010 and 2009, respectively.

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $15.6 million as of December 31, 2010, with total annual payments of $2.2 million.

In addition, we had outstanding commitments as of December 31, 2010 totaling $347,000 for the construction of two new branches in Revere and the West Roxbury area of Boston, Massachusetts, and $134,000 for renovations of several existing branch locations.

Employment and Change in Control Agreements

The Company has entered into employment agreements with certain senior executives which provide for a minimum annual salary, subject to increase at the discretion of the Board of Directors, and other benefits. The agreements may be terminated for cause by the Company without further liability on the part of the Bank, or by the executives with prior written notice to the Board of Directors. The Company also has change in control agreements

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims

Various legal claims may arise from time to time in the normal course of business, but in the opinion of management, these claims are not expected to have a material effect on the Company’s consolidated financial statements.

13.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2010, 2009 and 2008, expense attributable to the plan amounted to $920,000, $556,000 and $558,000, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2010 and 2009, the accrued liability for these agreements amounted to $2.1 million and $809,000, respectively.

The Company also has a Supplemental Executive Retirement Plan for certain directors which provide for a defined benefit obligation, based on the director’s final average compensation. The plan was unfunded for tax purposes. The Company does not expect to contribute assets to the plan in 2011.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	—	190	—
Benefits payments	—	(190)	—

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	674	762	668
Service cost	78	73	66
Interest cost	39	33	38
Benefit payments	—	(190)	—
Actuarial loss (gain)	37	(4)	(10)

Benefit obligation at end of year	828	674	762

Funded status	$(828)	$(674)	$(762)

Accrued benefit obligation	$(828)	$(674)	$(762)

Accumulated benefit obligation	$(729)	$(575)	$(657)

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Service cost	$78	$73	$66
Interest cost	39	33	38
Recognition of prior service cost	28	28	28

	$145	$134	$132

The assumptions used to determine benefit obligations and net periodic benefit costs are as follows:

	Years Ended December 31,
	2010	2009	2008

Discount rate	5.25%	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Retirement age	72	72	72

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future benefit payments for the directors’ plan are as follows:

Year Ending December 31,	Amount
(In thousands)

2011	$—
2012	294
2013	167
2014	—
2015	304
2016-2020	760

Supplemental executive retirement benefit expense for officers and directors amounted to $700,000, $1.3 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Separation Agreements

Consistent with the terms of their employment agreements, the Company entered into Separation Agreements with two executives upon their retirement during 2009 and one executive in 2008, which provided for the payment of certain benefits. During 2009 and 2008, the Company recorded pre-tax charges of $1.8 million and $1.5 million, respectively as a result of the Separation Agreements.

Long-Term Health Care Plan

The Company provides long-term health care policies for certain directors and executives. The Company established a liability for the present value of the premiums due for the long-term care policies in 2008. The adjustment to stockholders’ equity was an after-tax reduction of $353,000. The plan is unfunded and has no assets. Information pertaining to activity in the plan is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	44	44	44
Benefits payments	(44)	(44)	(44)

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	694	729	540
Interest cost	37	42	42
Benefit payments	(44)	(44)	(44)
Actuarial loss (gain)	50	(33)	191

Benefit obligation at end of year	737	694	729

Funded status	$(737)	$(694)	$(729)

Accumulated benefit obligation	$(737)	$(694)	$(729)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Service cost	$—	$—	$—
Interest cost	37	42	42
Recognition of prior service cost	88	108	26

	$125	$150	$68

During 2010 and 2009, the Company incurred prior service costs for the retirement and termination of plan participants amounting to $66,000 and $82,000, respectively.

The assumptions used to determine benefit obligations and net periodic benefit costs are as follows:

	Years Ended December 31,
	2010	2009	2008

Discount rate	5.54%	6.00%	6.50%
Rate of premium increases	4.00%	4.00%	4.00%

The expected future contributions and benefit payments for this plan are as follows:

Year Ending December 31,	Amount
(In thousands)

2011	$47
2012	49
2013	51
2014	53
2015	55
2016-2020	302

Share-Based Compensation Plan

On August 19, 2008, stockholders of the Company approved the 2008 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the award of up to 1,449,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that no more than 1,035,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights and no more than 414,000 shares may be issued or delivered pursuant to restricted stock awards.

In 2008, the Company announced that it would repurchase up to 414,000 shares of the Company’s common stock through a stock repurchase program to fund restricted stock awards under the plan. As of December 31, 2009, 414,000 shares had been repurchased at a cost of $3.7 million. Pursuant to terms of the Equity Incentive Plan, the Board of Directors granted stock options and restricted shares to employees and directors in 2008, 2009 and 2010. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant.

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

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilized the simplified method of calculating the expected term of the options granted in 2008, 2009 and 2010 because limited historical data specific to the shares exists at the present time. The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method. The weighted-average assumptions used for options granted during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Weighted Average Assumptions
	2010	2009	2008

Expected term (years)	6.50	6.50	6.50
Expected dividend yield	0.84%	0.90%	0.84%
Expected volatility	46.27%	36.21%	18.83%
Expected forfeiture rate	—%	7.23%	9.00%
Risk-free interest rate	3.02%	3.08%	3.48%
Fair value of options granted	$4.36	$3.38	$2.37

The weighted average grant date fair value of options granted in 2010, 2009 and 2008 was $190,000, $1.1 million and $1.5 million respectively.

A summary of options under the plan as of December 31, 2010, and activity during the year then ended, is presented below:

		Weighted —
	Number of	Average
	Shares	Exercise Price

Options outstanding at beginning of year	867,600	$9.27
Options granted	43,500	9.59
Options exercised	—	—
Options forfeited	(21,650)	9.15

Options outstanding at end of year	889,450	$9.29

Options exercisable at end of year	277,650	$9.36

The following table summarizes information about options outstanding and options exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted —			Weighted —
		Average	Weighted —		Average	Weighted —
		Remaining	Average		Remaining	Average
Range of	Number of	Contractual Life	Exercise	Number of	Contractual Life	Exercise
Exercise Prices	Shares	(In Years)	Price	Shares	(In Years)	Price

$8.50 - 9.00	316,250	8.71	8.90	63,850	8.71	8.90
$9.00 - 9.50	565,700	7.87	9.49	213,800	7.79	9.50
$10.50 - 11.00	2,500	9.57	10.75	N/A	N/A	N/A
$11.00 - 11.50	5,000	9.48	11.13	N/A	N/A	N/A

	889,450			277,650

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $2.2 million and $675,000 for all outstanding and exercisable options, respectively at December 31, 2010, based on a closing stock price of $11.79. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2010 and the weighted-average

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares or treasury shares.

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2010:

		Weighted —
	Number of	Average
	Shares	Exercise Price

Non-vested restricted stock at beginning of year	260,920	$9.20
Granted	17,250	9.66
Vested	(57,030)	9.24
Forfeited	(8,300)	9.18

Non-vested restricted stock at end of year	212,840	9.23

The total fair value of restricted shares vested in 2010 was $672,000.

For the years ended December 31, 2010, 2009 and 2008, compensation expense and the related tax benefit for the plan totaled $1.0 million and $277,000, $672,000 and $183,000, and $128,000 and $35,000, respectively.

As of December 31, 2010, there was $3.4 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 3.4 years.

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

At December 31, 2010, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)

2011	$257
2012	272
2013	291
2014	310
2015	330
Therafter	6,110

$7,570

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares held by the ESOP include the following:

	December 31,
	2010	2009
	(In thousands)

Allocated	82	41
Committed to be allocated	41	41
Unallocated	705	746

	828	828

The fair value of the unallocated shares was $8.3 million and $6.5 million at December 31, 2010 and 2009, respectively. Total compensation expense recognized in connection with the ESOP for 2010, 2009 and 2008 was $440,000, $355,000 and $400,000, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these executives whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. In 2008, the Company adopted guidance that requires the Company to accrue for these post-retirement benefits over the expected service period of the employee. As a result, the Company recognized a liability for future death benefits in the amount of $1.6 million as of January 1, 2008. Expense associated with this post-retirement benefit for the years ended December 31, 2010, 2009 and 2008 amounted to $487,000, $628,000 and $526,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2010, 2009 and 2008 amounted to $1.8 million, $940,000 and $410,000, respectively.

14.	RELATED PARTY TRANSACTIONS

Loans

The following summarizes the activity with respect to loans made to officers and directors of the Company, their affiliates, and members of their immediate families.

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$6,268	$9,123
Additions	3,022	1,543
Reductions	(2,188)	(4,398)

Balance at end of year	$7,102	$6,268

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deposits

Deposits from related parties totaled $35.1 million and $5.8 million at December 31, 2010 and 2009, respectively. All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Other — Affiliate Bank

In connection with the Company’s investment in Hampshire First Bank (“HFB”), East Boston Savings Bank has entered into a Master Services Agreement whereby certain services are provided to HFB. During the year ended December 31, 2008, revenue recorded by the Company for providing such services amounted to $1,000. The Company did not provide any services under this agreement in 2010 or 2009. Additionally, three out of ten of the directors of HFB also serve as directors of the Company, including one who serves as the Chairman of the Board of both entities. At December 31, 2010 and 2009, the Company has loan participations with HFB of $56.9 million and $47.8 million, respectively, of which the Company services $34.9 million and $27.0 million, respectively. The Company also has federal funds purchased from HFB of $1.9 million and $3.1 million as of December 31, 2010 and 2009, respectively. As of December 31, 2009, the Company had a $3.0 million in certificates of deposit with Hampshire First Bank.

15.	STOCKHOLDERS’ EQUITY

Minimum Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to mutual holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios follow:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2010
Total Capital (to Risk Weighted Assets):
Company	$206,416	14.1%	$116,907	8.0%	N/A	N/A
Bank	162,779	11.4	114,514	8.0	$143,142	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	193,828	13.3	58,453	4.0	N/A	N/A
Bank	150,161	10.5	57,257	4.0	85,885	6.0
Tier 1 Capital (to Average Assets):
Company	193,828	10.8	71,892	4.0	N/A	N/A
Bank	150,161	8.5	70,637	4.0	88,296	5.0
December 31, 2009
Total Capital (to Risk Weighted Assets):
Company	$205,011	19.4%	$84,322	8.0%	N/A	N/A
Bank	145,113	14.2	81,930	8.0	$102,413	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	194,788	18.5	42,161	4.0	N/A	N/A
Bank	134,844	13.2	40,965	4.0	61,448	6.0
Tier 1 Capital (to Average Assets):
Company	194,788	16.2	48,147	4.0	N/A	N/A
Bank	134,844	11.2	48,145	4.0	60,181	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2010		December 31, 2009
	Consolidated	Bank	Consolidated	Bank
	(In thousands)

Total stockholders’ equity per financial statements	$215,611	$172,333	$200,415	$141,066
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(8,038)	(8,427)	(5,583)	(6,178)
Goodwill disallowed	(13,687)	(13,687)	—	—
Servicing assets disallowed	(58)	(58)	(44)	(44)

Total Tier 1 capital	193,828	150,161	194,788	134,844

Adjustments to total capital:
Allowance for loan losses	10,155	10,155	9,242	9,242
45% of net unrealized gains on marketable equity securities	2,433	2,463	981	1,027

Total regulatory capital	$206,416	$162,779	$205,011	$145,113

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidation Account

At the time of the minority stock offering which was completed on January 22, 2008, the Company established a liquidation account in the amount of $114.2 million, which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering. The liquidation account is maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date and amounted to $66.7 million at December 31, 2010. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2010, the Bank’s retained earnings available for the payment of dividends was $16.0 million. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $17.2 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchase Plan

In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock. As of December 31, 2010, the Company had repurchased 188,827 shares of its stock at an average price of $11.07 per share as included in treasury stock, or 40.0% of the shares authorized for repurchase under the Company’s third stock repurchase program. The Company has repurchased 1,120,327 shares since December 2008.

16.	FAIR VALUES OF ASSETS AND LIABILITIES

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

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities available for sale — At December 31, 2010, all fair value measurements are obtained from a third party pricing service and are not adjusted by management, except for other debt securities. Due to the illiquid market for other debt securities, the Company determined that the prices obtained from a third party pricing service were no longer indicative of fair value. As of December 31, 2010, the Company used an internal valuation model to determine the fair value of these securities. Securities available for sale are recorded at fair value on a recurring basis. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2). Other debt securities are measured at fair value utilizing pricing models, discounted cash flow methodologies, or similar techniques that require significant management judgment or estimation (Level 3).

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

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows:

	December 31, 2010
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)

Debt securities:
Corporate bonds	$—	$222,038	$—	$222,038
Government-sponsored enterprises	—	35,900	—	35,900
Municipal bonds	—	6,493	—	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	—	34,542	—	34,542
Private label	—	10,334	—	10,334
Other debt securities	—	—	641	641

Total debt securities	—	309,307	641	309,948

Marketable equity securities:
Common stocks	36,765	—	—	36,765
Money market mutual funds	13,889	—	—	13,889

Total marketable equity securities	50,654	—	—	50,654

Total securities available for sale	$50,654	$309,307	$641	$360,602

	December 31, 2009
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)

Debt securities:
Corporate bonds	$—	$220,007	$—	$220,007
Residential mortgage-backed securities	—	23,778	—	23,778

Total debt securities	—	243,785	—	243,785

Marketable equity securities:
Common stocks	28,878	—	—	28,878
Money market mutual funds	20,704	—	—	20,704

Total marketable equity securities	49,582	—	—	49,582

Total securities available for sale	$49,582	$243,785	$—	$293,367

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no liabilities measured at fair value on a recurring basis. For the year ended December 31, 2010, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 are as follows:

Securities
Available
for Sale
(In thousands)

Balance as of December 31, 2009	$—
Total unrealized gains (losses) included in other comprehensive income	—
Securities acquired from Mt. Washington	641

Balance as of December 31, 2010	$641

Total unrealized gains (losses) relating to instruments still held at December 31, 2010	$—

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

				Year Ended
	December 31, 2010			December 31, 2010
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)

Impaired loans	$—	$—	$6,274	$(95)
Foreclosed real esate	—	—	4,080	(13)

	$—	$—	$10,354	$(108)

				Year Ended
	December 31, 2009			December 31, 2009
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)

Impaired loans	$—	$—	$1,700	$(315)
Foreclosed real esate	—	—	2,869	(198)

	$—	$—	$4,569	$(513)

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

Certain properties in foreclosed real estate were adjusted to fair value using appraised values of collateral, less cost to sell, and adjusted as necessary by management based on unobservable inputs for specific properties. The loss on foreclosed assets represents adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$155,493	$155,493	$19,966	$19,966
Certificates of deposit	—	—	3,000	3,028
Securities available for sale	360,602	360,602	293,367	293,367
Federal Home Loan Bank stock	12,538	12,538	4,605	4,605
Loans and loans held for sale, net	1,186,575	1,195,661	814,255	813,393
Accrued interest receivable	7,543	7,543	6,231	6,231
Financial liabilities:
Deposits	1,455,215	1,463,016	922,475	927,385
Borrowings	148,683	153,618	75,410	76,782
Accrued interest payable	1,131	1,131	728	728

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Interstate Bancorp, Inc. is as follows:

	December 31,
	2010	2009
	(In thousands)

BALANCE SHEET
Assets
Cash and cash equivalents — subsidiary	$2,578	$578
Cash and cash equivalents — other	63	9,427

Total cash and cash equivalents	2,641	10,005
Certificates of deposit — affiliate bank	—	3,000
Securities available for sale, at fair value	17,937	20,649
Investment in subsidiaries	181,521	149,954
Investment in affiliate bank	11,497	11,005
Bank-owned life insurance	—	4,333
Other assets	2,028	2,261

Total assets	$215,624	$201,207

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$13	$792
Stockholders’ equity	215,611	200,415

Total liabilities and stockholders’ equity	$215,624	$201,207

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

STATEMENTS OF OPERATIONS
Income:
Interest and dividend income	$216	$227	$812
Equity income (loss) on investment in affliate bank	492	629	(396)
Bank-owned life insurance income	—	189	144

Total income	708	1,045	560
Contribution to Meridian Charitable Foundation	—	—	3,000
Operating expenses	568	736	1,354

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	140	309	(3,794)
Applicable income tax provision (benefit)	(194)	49	(1,339)

	334	260	(2,455)
Equity in undistributed earnings of subsidiaries	13,040	3,503	347

Net income (loss)	$13,374	$3,763	$(2,108)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income (loss)	$13,374	$3,763	$(2,108)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(13,040)	(3,503)	(347)
Contribution of stock to Merididan Charitable Foundation	—	—	3,000
Equity (income) loss on investment in affliate bank	(492)	(629)	396
Net amortization of securities available for sale	2	—	—
Income from bank-owned life insurance	—	(189)	(144)
Share-based compensation expense	301	171	45
Decrease (increase) in other assets	189	(538)	(112)
Increase (decrease) in other liabilities	(779)	428	135

Net cash provided (used) by operating activities	(445)	(497)	865

Cash flows from investing activities:
Purchase of certificates of deposit	—	(3,000)	(7,000)
Maturity of certificates of deposit	3,000	7,000	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	1,000	—	—
Proceeds from redemption of mutual funds	8,888	859	5,250
Purchases	(7,049)	(5,132)	(20,634)
Capital contribution to bank subsidiary	(15,000)	—	(8,280)
Loan to subsidiary	—	2,262	(2,262)
Transfer of bank-owned life insurance to bank subsidiary	4,333	—	—
Purchase of bank-owned life insurance	—	—	(4,000)

Net cash provided (used) by investing activities	(4,828)	1,989	(36,926)

Cash flows from financing activities:
Stock offering	—	—	97,633
Offering proceeds to bank subsidiary	—	—	(48,701)
Treasury stock purchases	(2,091)	(4,535)	—

Net cash provided (used) by financing activities	(2,091)	(4,535)	48,932

Net increase (decrease) in cash and cash equivalents	(7,364)	(3,043)	12,871
Cash and cash equivalents at beginning of year	10,005	13,048	177

Cash and cash equivalents at end of year	$2,641	$10,005	$13,048

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

18.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$20,447	$21,228	$20,499	$19,885	$14,875	$14,426	$13,919	$13,447
Interest expense	5,472	5,234	5,220	5,114	4,239	4,911	5,447	5,795

Net interest income	14,975	15,994	15,279	14,771	10,636	9,515	8,472	7,652
Provision for loan losses	936	77	794	1,374	2,274	694	568	546

Net interest income, after provision for loan losses	14,039	15,917	14,485	13,397	8,362	8,821	7,904	7,106
Non-interest income(1)	3,682	3,318	2,222	2,499	2,069	1,098	1,035	1,093
Non-interest expenses(2)	11,073	14,645	11,737	11,349	7,038	7,167	7,684	9,677

Income (loss) before income taxes	6,648	4,590	4,970	4,547	3,393	2,752	1,255	(1,478)
Provision (benefit) for income taxes	2,347	1,619	1,728	1,687	1,372	864	293	(370)

Net income (loss)	$4,301	$2,971	$3,242	$2,860	$2,021	$1,888	$962	$(1,108)

Income (loss) per share:
Basic	$0.20	$0.13	$0.15	$0.13	$0.09	$0.09	$0.04	$(0.05)
Diluted	$0.20	$0.13	$0.15	$0.13	$0.09	$0.09	$0.04	$(0.05)
Weighted Average Shares:
Basic	21,998,757	22,033,643	22,124,539	22,133,155	21,680,522	21,712,292	22,024,179	22,050,960
Diluted	22,014,612	22,037,561	22,140,597	22,133,155	21,680,522	21,712,292	22,024,179	22,050,960

(1)	Non-interest income fluctuates each quarter primarily due to securities gains.

(2)	Non-interest expenses for the third quarter of 2010 include a data processing contract termination charge of $3.1 million and for the first quarter of 2009 include a charge of $1.8 million as a result of the Separation Agreements.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9a.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures Meridian Interstate Bancorp’s management, including Meridian Interstate Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of Meridian Interstate Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Meridian Interstate Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Meridian Interstate Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to Meridian Interstate Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting There have not been any changes in Meridian Interstate Bancorp’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Meridian Interstate Bancorp’s internal control over financial reporting.

Item 9b.	other information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” will be incorporated herein by reference or will be filed by an amendment to this Annual Report.

Item 11.	Executive Compensation

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation” will be incorporated herein by reference or will be filed by an amendment to this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 13, “Employee Benefit Plans” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	889,450	$9.29	145,550
Equity compensation plans not approved by security holders	—	—	—

Total	889,450	$9.29	145,550

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the 2011 Proxy Statement will be incorporated herein by reference or filed by an amendment to this Annual Report.

Item 14.	Principal Accounting Fees and Services

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2011 Proxy Statement will be incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — at December 31, 2010 and 2009

(C)	Consolidated Statements of Operations — Years ended December 31, 2010, 2009 and 2008

(D)	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2010, 2009 and 2008

(E)	Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009 and 2008

(F)	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	Form of Separation Agreement with Leonard V. Siuda incorporated by reference to the Form 8-K filed on April 7, 2009
10.9	Form of Separation Agreement with Philip F. Freehan incorporated by reference to the Form 8-K filed on April 7, 2009
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Date: March 16, 2011	By: /s/ Richard J. Gavegnano Richard J. Gavegnano Chairman and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ Mark L. Abbate Mark L. Abbate	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Vincent D. Basile Vincent D. Basile	Director	March 16, 2011

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 16, 2011

/s/ Robert D. DeBlosi Robert D. DeBlosi	Director	March 16, 2011

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 16, 2011

/s/ Richard F. Fernandez Richard F. Fernandez	Director	March 16, 2011

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 16, 2011

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 16, 2011

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 16, 2011

Signatures	Title	Date

/s/ Edward L. Lynch Edward L. Lynch	Director	March 16, 2011

/s/ Edward J. Merritt Edward J. Merritt	Director	March 16, 2011

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 16, 2011

/s/ James G. Sartori James G. Sartori	Director	March 16, 2011

/s/ Paul T. Sullivan Paul T. Sullivan	Director	March 16, 2011