Form 10-Q
period 2011-03-31
MERIDIAN INTERSTATE BANCORP INC
filed 2011-05-10
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 3, 2011, the registrant had 22,412,374 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. financial statements
MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2011	2010
ASSETS
Cash and due from banks	$187,197	$155,430
Federal funds sold	63	63

Total cash and cash equivalents	187,260	155,493

Certificates of deposit — affiliate bank	2,508	—
Securities available for sale, at fair value	395,034	360,602
Federal Home Loan Bank stock, at cost	12,538	12,538
Loans held for sale	2,815	13,013

Loans	1,190,510	1,183,717
Less allowance for loan losses	(10,323)	(10,155)

Loans, net	1,180,187	1,173,562

Bank-owned life insurance	34,146	33,829
Foreclosed real estate, net	4,966	4,080
Investment in affiliate bank	11,982	11,497
Premises and equipment, net	35,260	34,425
Accrued interest receivable	7,164	7,543
Prepaid deposit insurance	2,439	3,026
Deferred tax asset, net	5,792	5,441
Goodwill	13,687	13,687
Other assets	4,902	7,094

Total assets	$1,900,680	$1,835,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$115,988	$111,423
Interest-bearing	1,382,699	1,343,792

Total deposits	1,498,687	1,455,215

Short-term borrowings — affiliate bank	11,455	1,949
Short-term borrowings — other	10,042	10,037
Long-term debt	136,350	136,697
Accrued expenses and other liabilities	25,830	16,321

Total liabilities	1,682,364	1,620,219

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	97,165	97,005
Retained earnings	125,774	122,563
Accumulated other comprehensive income	7,442	8,038
Treasury stock, at cost, 215,554 and 192,918 shares at March 31, 2011 and December 31, 2010, respectively	(2,425)	(2,121)
Unearned compensation — ESOP, 693,450 and 703,800 shares at March 31, 2011 and December 31, 2010, respectively	(6,934)	(7,038)
Unearned compensation — restricted shares, 321,645 and 326,905 at March 31, 2011 and December 31, 2010, respectively	(2,706)	(2,836)

Total stockholders’ equity	218,316	215,611

Total liabilities and stockholders’ equity	$1,900,680	$1,835,830

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Interest and dividend income:
Interest and fees on loans	$16,446	$16,210
Interest on debt securities	3,105	3,441
Dividends on equity securities	253	205
Interest on certificates of deposit	8	17
Interest on other interest-earning assets	85	12

Total interest and dividend income	19,897	19,885

Interest expense:
Interest on deposits	4,573	4,199
Interest on short-term borrowings	10	29
Interest on long-term debt	879	886

Total interest expense	5,462	5,114

Net interest income	14,435	14,771
Provision for loan losses	342	1,374

Net interest income, after provision for loan losses	14,093	13,397

Non-interest income:
Customer service fees	1,296	1,414
Loan fees	231	158
Gain on sales of loans, net	436	565
Gain on sales of securities, net	867	—
Income from bank-owned life insurance	317	292
Equity income on investment in affiliate bank	485	70

Total non-interest income	3,632	2,499

Non-interest expenses:
Salaries and employee benefits	7,101	6,167
Occupancy and equipment	2,216	1,783
Data processing	809	754
Marketing and advertising	541	466
Professional services	644	720
Foreclosed real estate	37	154
Deposit insurance	625	515
Other general and administrative	651	790

Total non-interest expenses	12,624	11,349

Income before income taxes	5,101	4,547
Provision for income taxes	1,890	1,687

Net income	$3,211	$2,860

Income per share:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13

Weighted average shares:
Basic	21,982,714	22,133,155
Diluted	22,095,617	22,133,155
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011 and 2010

	Shares of No			Accumulated
	Par Common	Additional		Other		Unearned	Unearned
	Stock	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation
(Dollars in thousands)	Outstanding	Capital	Earnings	Income	Stock	ESOP	Restricted Shares	Total
Three Months Ended March 31, 2010
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415

Comprehensive income :
Net income	—	—	2,860	—	—	—	—	2,860
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	1,694	—	—	—	1,694
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	102	—	—	—	102

Total comprehensive income								4,656

ESOP shares earned (10,350 shares)	—	(3)	—	—	—	103	—	100
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—
Share-based compensation expense	2,620	121	—	—	—	—	120	241

Balance at March 31, 2010	22,615,294	$96,585	$112,049	$7,379	$(30)	$(7,349)	$(3,222)	$205,412

Three Months Ended March 31, 2011
Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611

Comprehensive income :
Net income	—	—	3,211	—	—	—	—	3,211
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(596)	—	—	—	(596)

Total comprehensive income								2,615

Purchase of treasury stock	(23,336)	—	—	—	(304)	—	—	(304)
ESOP shares earned (10,350 shares)	—	29	—	—	—	104	—	133
Share-based compensation expense	5,260	131	—	—	—	—	130	261

Balance at March 31, 2011	22,462,801	$97,165	$125,774	$7,442	$(2,425)	$(6,934)	$(2,706)	$218,316

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$3,211	$2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(574)	(533)
Earned ESOP shares	133	100
Provision for loan losses	342	1,374
Amortization (accretion) of net deferred loan origination fees	181	(672)
Net amortization of securities available for sale	221	309
Depreciation and amortization expense	597	591
Gain on sales of securities, net	(867)	—
Gain on sales of loans held in portfolio, net	—	(352)
Gain on sales and provision for foreclosed real estate, net	(118)	(26)
Deferred income tax provision (benefit)	66	(1,996)
Income from bank-owned life insurance	(317)	(292)
Equity income on investment in affiliate bank	(485)	(70)
Share-based compensation expense	261	241
Net changes in:
Loans held for sale	10,198	1,842
Accrued interest receivable	379	706
Prepaid deposit insurance	587	321
Other assets	2,192	3,968
Accrued expenses and other liabilities	9,509	3,913

Net cash provided by operating activities	25,516	12,284

Cash flows from investing activities:
Cash provided by business combination	—	14,422
Purchases of certificates of deposit	(2,508)	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	32,135	15,619
Net purchase of mutual funds	(10,435)	—
Proceeds from sales	3,901	—
Purchases	(60,245)	(24,270)
Loans originated, net of principal payments received	(8,327)	(19,088)
Proceeds from sales of fixed-rate loans held in portfolio	—	34,488
Purchases of premises and equipment	(1,411)	(78)
Capitalized costs on foreclosed real estate	(13)	(197)
Proceeds from sales of foreclosed real estate	305	667

Net cash (used in) provided by investing activities	(46,598)	21,563

(continued)
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows from financing activities:
Net increase in deposits	43,642	32,389
Net change in borrowings with maturities less than three months	9,511	(8,638)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	15,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	—	(6,050)
Purchase of treasury stock	(304)	—

Net cash provided by financing activities	52,849	32,701

Net change in cash and cash equivalents	31,767	66,548

Cash and cash equivalents at beginning of period	155,493	19,966

Cash and cash equivalents at end of period	$187,260	$86,514

Supplemental cash flow information:
Interest paid on deposits	$4,720	$4,087
Interest paid on borrowings	1,235	607
Income taxes paid, net of refunds	40	15
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,060	978
In conjunction with the purchase acquisition:
Fair value of assets acquired, net of cash acquired	—	453,031
Fair value of liabilities assumed	—	467,453
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Meridian Interstate Bancorp, Inc. (the “Company” or “Meridian Interstate”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (the “Bank”) to be its holding company. Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate Bancorp owns approximately 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. Meridian Financial Services, Incorporated is our Massachusetts-chartered mutual holding company parent. As a mutual holding company, Meridian Financial Services is a non-stock company. Meridian Financial Services owns 58.6% of Meridian Interstate Bancorp’s common stock.
The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011, and is available through the SEC’s website at www.sec.gov.
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
2. RECENT ACCCOUNTING PRONOUNCEMENT
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of ASU 2011-02. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of ASU 2011-02. The Company will adopt ASU 2011-02 on July 1, 2011 and is currently evaluating the impact of adoption on its consolidated financial statements.
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
Securities available for sale — All fair value measurements are obtained from a third party pricing service and are not adjusted by management, except for other debt securities. Due to the illiquid market for other debt securities, the Company determined that the prices obtained from a third party pricing service were not indicative of fair value. The Company uses an internal valuation model to determine the fair value of these securities. Securities available for sale are recorded at fair value on a recurring basis. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2). Other debt securities are measured at fair value utilizing pricing models, discounted cash flow methodologies, or similar techniques that require significant management judgment or estimation (Level 3).
Federal Home Loan Bank stock — The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
Loans held for sale — The fair value is based on commitments in effect from investors or prevailing market prices.
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

Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized as follows:

	March 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$203,338	$—	$203,338
Government-sponsored enterprises	—	83,757	—	83,757
Municipal bonds	—	7,424	—	7,424
Residential mortgage-backed securities:
Government-sponsored enterprises	—	31,276	—	31,276
Private label	—	9,557	—	9,557
Other debt securities	—	—	641	641

Total debt securities	—	335,352	641	335,993

Marketable equity securities:
Common stocks	34,719	—	—	34,719
Money market mutual funds	24,322	—	—	24,322

Total marketable equity securities	59,041	—	—	59,041

Total securities available for sale	$59,041	$335,352	$641	$395,034

	December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$222,038	$—	$222,038
Government-sponsored enterprises	—	35,900	—	35,900
Municipal bonds	—	6,493	—	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	—	34,542	—	34,542
Private label	—	10,334	—	10,334
Other debt securities	—	—	641	641

Total debt securities	—	309,307	641	309,948

Marketable equity securities:
Common stocks	36,765	—	—	36,765
Money market mutual funds	13,889	—	—	13,889

Total marketable equity securities	50,654	—	—	50,654

Total securities available for sale	$50,654	$309,307	$641	$360,602

There were no liabilities measured at fair value on a recurring basis. There were no transfers in or out of Levels 1, 2 and 3 for the three months ended March 31, 2011.
Assets Measured at Fair Value on a Non-recurring Basis
The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets. The gain/loss represents the amount of write-down, charge-off or specific reserve recorded during the periods noted on the assets held at period end. There were no liabilities measured at fair value on a non-recurring basis.

				Three Months Ended
				March 31, 2011
	March 31, 2011			Total
(In thousands)	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$—	$—	$7,035	$41
Foreclosed real esate	—	—	4,966	—

	$—	$—	$12,001	$41

				Three Months Ended
				March 31, 2010
	December 31, 2010			Total
(In thousands)	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$—	$—	$6,274	$(239)
Foreclosed real esate	—	—	4,080	—

	$—	$—	$10,354	$(239)

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$187,260	$187,260	$155,493	$155,493
Certificates of deposit	2,508	2,523	—	—
Securities available for sale	395,034	395,034	360,602	360,602
Federal Home Loan Bank stock	12,538	12,538	12,538	12,538
Loans and loans held for sale, net	1,183,002	1,191,884	1,186,575	1,195,661
Accrued interest receivable	7,164	7,164	7,543	7,543

Financial liabilities:
Deposits	1,498,687	1,507,254	1,455,215	1,463,016
Borrowings	157,847	162,028	148,683	153,618
Accrued interest payable	1,154	1,154	1,131	1,131

4. EARNINGS PER SHARE
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
Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010

Net income available to common stockholders	$3,211	$2,860

Average number of common shares outstanding	21,773,621	21,866,229
Effect of unvested stock awards	209,093	266,926

Basic weighted average shares outstanding	21,982,714	22,133,155
Effect of dilutive stock options	112,903	—

Diluted weighted average shares outstanding	22,095,617	22,133,155

Earnings per share:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13
Options for 7,500 and 889,440 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2011 and 2010.
4. SECURITIES
All securities held by the Company as of March 31, 2011 and December 31, 2010 were classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.
At March 31, 2011, the securities portfolio was $395.0 million, or 20.8% of total assets. At that date, 51.5% of the securities portfolio, or $203.3 million, was invested in corporate bonds. As of March 31, 2011, the fair value of corporate debt and marketable equity securities in the financial services sector amounted to $86.2 million and $6.5 million, respectively.

The following table sets forth the amortized cost and fair value of securities, all of which at the dates indicated were available for sale.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2011
Debt securities:
Corporate bonds:
Financial services	$84,405	$2,063	$(272)	$86,196
Industry and manufacturing	29,821	1,464	—	31,285
Consumer products and services	33,641	1,705	—	35,346
Technology	15,256	766	—	16,022
Healthcare	21,685	736	—	22,421
Other	11,686	382	—	12,068

Total corporate bonds	196,494	7,116	(272)	203,338
Government-sponsored enterprises	84,111	75	(429)	83,757
Municipal bonds	7,501	16	(93)	7,424
Residential mortgage-backed securities:
Government-sponsored enterprises	30,492	786	(2)	31,276
Private label	8,870	695	(8)	9,557
Other debt securities	641	—	—	641

Total debt securities	328,109	8,688	(804)	335,993

Marketable equity securities:
Common stocks	29,517	5,448	(246)	34,719
Money market mutual funds	24,339	—	(17)	24,322

Total marketable equity securities	53,856	5,448	(263)	59,041

Total securities available for sale	$381,965	$14,136	$(1,067)	$395,034

December 31, 2010
Debt securities:
Corporate bonds:
Financial services	$79,896	$1,983	$(266)	$81,613
Industry and manufacturing	32,875	1,595	—	34,470
Consumer products and services	39,173	1,895	—	41,068
Technology	29,280	948	—	30,228
Healthcare	21,687	783	—	22,470
Other	11,714	475	—	12,189

Total corporate bonds	214,625	7,679	(266)	222,038
Government-sponsored enterprises	36,062	77	(239)	35,900
Municipal bonds	6,583	10	(100)	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	33,625	927	(10)	34,542
Private label	9,737	687	(90)	10,334
Other debt securities	641	—	—	641

Total debt securities	301,273	9,380	(705)	309,948

Marketable equity securities:
Common stocks	31,344	5,596	(175)	36,765
Money market mutual funds	13,904	—	(15)	13,889

Total marketable equity securities	45,248	5,596	(190)	50,654

Total securities available for sale	$346,521	$14,976	$(895)	$360,602

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2011 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Corporate bonds:
Financial services	$17,011	$17,429	$58,442	$59,938	$8,952	$8,829	$84,405	$86,196
Industry and manufacturing	6,611	6,800	23,210	24,485	—	—	29,821	31,285
Consumer products and services	8,946	9,256	24,695	26,090	—	—	33,641	35,346
Technology	7,281	7,511	7,975	8,511	—	—	15,256	16,022
Healthcare	3,010	3,037	18,675	19,384	—	—	21,685	22,421
Other	4,064	4,125	7,622	7,943	—	—	11,686	12,068

Total corporate bonds	46,923	48,158	140,619	146,351	8,952	8,829	196,494	203,338
Government-sponsored enterprises	—	—	42,866	42,823	41,245	40,934	84,111	83,757
Municipal bonds	—	—	2,580	2,574	4,921	4,850	7,501	7,424
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	7	7	30,485	31,269	30,492	31,276
Private label	—	—	—	—	8,870	9,557	8,870	9,557
Other debt securities	—	—	140	140	501	501	641	641

Total	$46,923	$48,158	$186,212	$191,895	$94,974	$95,940	$328,109	$335,993

For the three months ended March 31, 2011, proceeds from sales of securities available for sale amounted to $3.9 million. Gross gains and losses of $867,000 and $0, respectively, were realized on those sales.
Information pertaining to securities available for sale as of March 31, 2011 and December 31, 2010, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
March 31, 2011
Debt securities:
Corporate bonds — financial services	$261	$15,747	$11	$2,989
Government-sponsored enterprises	429	52,647	—	—
Municipal bonds	93	4,989	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	2	218	—	—
Private label	8	493	—	—

Total debt securities	793	74,094	11	2,989
Marketable equity securities:
Common stocks	193	3,794	53	492
Money market mutual funds	17	972	—	—

Total marketable equity securities	210	4,766	53	492

Total temporarily impaired securities	$1,003	$78,860	$64	$3,481

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2010
Debt securities:
Corporate bonds — financial services	$213	$18,533	$53	$5,947
Government-sponsored enterprises	239	25,254	—	—
Municipal bonds	100	4,983	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	10	271	—	—
Private label	90	1,933	—	—

Total debt securities	652	50,974	53	5,947
Marketable equity securities:
Common stocks	86	2,556	89	735
Money market mutual funds	15	968	—	—

Total marketable equity securities	101	3,524	89	735

Total temporarily impaired securities	$753	$54,498	$142	$6,682

The Company determined no securities were other-than-temporarily impaired for the three months ended March 31, 2011. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.
As of March 31, 2011, the net unrealized gain on the total debt securities portfolio was $7.9 million. At March 31, 2011, 53 debt securities had unrealized losses with aggregate depreciation of 1.0% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.
As of March 31, 2011, the net unrealized gain on the total equity portfolio was $5.2 million. At March 31, 2011, 12 marketable equity securities had unrealized losses with aggregate depreciation of 4.7% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

5. LOANS
The Company’s loan portfolio consists primarily of residential real estate, commercial real estate, construction, commercial and consumer segments. The residential real estate loans include classes for one-to four-family, multi-family and home equity lines of credit. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Loan detail by category was as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
Residential real estate:
One-to four-family	$390,832	32.7%	$402,887	34.0%
Multi-family	160,533	13.5	135,290	11.4
Home equity lines of credit	62,666	5.3	62,750	5.3
Commercial real estate	451,305	37.9	433,504	36.6
Construction	87,756	7.4	113,142	9.6

Total real estate loans	1,153,092	96.8	1,147,573	96.9
Commercial business loans	31,843	2.7	30,189	2.6
Consumer	5,659	0.5	6,043	0.5

Total loans	1,190,594	100.0%	1,183,805	100.0%

Allowance for loan losses	(10,323)		(10,155)
Net deferred loan origination fees	(84)		(88)

Loans, net	$1,180,187		$1,173,562

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2011 and December 31, 2010, the Company was servicing loans for participants aggregating $23.1 million and $22.5 million, respectively.
As a result of the Mt. Washington Co-operative Bank (“Mt. Washington”) acquisition in January 2010, the Company acquired loans at fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	March 31,	December 31,
(In thousands)	2011	2010
Residential real estate:
One-to four-family	$9,027	$10,685
Multi-family	2,109	2,120
Home equity lines of credit	393	667
Commercial real estate	3,586	4,769
Construction	2,426	2,361

Total mortgage loans on real estate	17,541	20,602

Other loans:
Commercial business loans	106	111
Consumer	5	5

	111	116

Outstanding principal balance	17,652	20,718
Nonaccretable discount	(3,870)	(4,216)

Carrying amount	$13,782	$16,502

Changes in the allowance for loan losses during the periods indicated were as follows:

	At or For the Three Months Ended March 31, 2011
			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total
Beginning Balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision for loan loss	50	233	(24)	812	(806)	63	14	—	342
Charge-offs	(104)	—	(27)	(74)	(194)	(19)	(30)	—	(448)
Recoveries	2	2	1	—	254	—	15	—	274

Ending Balance	$1,078	$1,273	$177	$5,976	$1,296	$492	$31	$—	$10,323

Amount of allowance for loan losses for loans deemed to be impaired	$12	$—	$8	$59	$—	$—	$—	$—	$79
Amount of allowance for loan losses for loans not deemed to be impaired	1,066	1,273	169	5,917	1,296	492	31	—	10,244

	$1,078	$1,273	$177	$5,976	$1,296	$492	$31	$—	$10,323

Amount of allowance for loan losses for loans acquired with deteriored credit quality included above	$—	$—	$—	$5	$—	$—	$—	$—	$5

Loans deemed to be impaired as of March 31, 2011	$3,836	$4,393	$125	$13,842	$25,871	$59	$—	$—	$48,126
Loans not deemed to be impaired as of March 31, 2011	386,996	156,140	62,541	437,463	61,885	31,784	5,659	—	1,142,468

	$390,832	$160,533	$62,666	$451,305	$87,756	$31,843	$5,659	$—	$1,190,594

	At December 31, 2010
Amount of allowance for loan losses for loans deemed to be impaired	$37	$—	$8	$38	$18	$19	$—	$—	$120
Amount of allowance for loan losses for loans not deemed to be impaired	1,093	1,038	219	5,200	2,024	429	32	—	10,035

	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155

Amount of allowance for loan losses for loans acquired with deteriored credit quality as of December 31, 2010	$—	$—	$—	$10	$—	$—	$—	$—	$10

Loans deemed to be impaired as of December 31, 2010	$4,200	$3,732	$125	$11,794	$18,474	$186	$—	$—	$38,511
Loans not deemed to be impaired as of December 31, 2010	398,687	131,558	62,625	421,710	94,668	30,003	6,043	—	1,145,294

	$402,887	$135,290	$62,750	$433,504	$113,142	$30,189	$6,043	$—	$1,183,805

	At or For the Three Months Ended March 31, 2010
			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total
Beginning Balance	$1,730	$467	$128	$4,435	$1,859	$586	$37	$—	$9,242
Provision for loan loss	179	451	1	434	527	(329)	111	—	1,374
Charge-offs	(1)	—	—	—	—	—	(21)	—	(22)
Recoveries	23	—	—	—	—	—	12	—	35

Ending Balance	$1,931	$918	$129	$4,869	$2,386	$257	$139	$—	$10,629

Amount of allowance for loan losses for loans deemed to be impaired	$576	$11	$—	$195	$320	$60	$—	$—	$1,162
Amount of allowance for loan losses for loans not deemed to be impaired	1,355	907	129	4,674	2,066	197	139	—	9,467

	$1,931	$918	$129	$4,869	$2,386	$257	$139	$—	$10,629

Amount of allowance for loan losses for loans acquired with deteriored credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired as of March 31, 2010	$3,535	$2,862	$100	$7,382	$15,176	$4	$4	$—	$29,063
Loans not deemed to be impaired as of March 31, 2010	422,801	119,005	72,797	367,414	105,989	28,817	7,791	—	1,124,614

	$426,336	$121,867	$72,897	$374,796	$121,165	$28,821	$7,795	$—	$1,153,677

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	March 31, 2011			December 31, 2010
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
Residential real estate:
One-to four-family	$1,078	10.4%	32.7%	$1,130	11.1%	34.0%
Multi-family	1,273	12.3	13.5	1,038	10.2	11.4
Home equity lines of credit	177	1.7	5.3	227	2.2	5.3
Commercial real estate	5,976	57.9	37.9	5,238	51.7	36.6
Construction	1,296	12.6	7.4	2,042	20.1	9.6

Total real estate loans	9,800	94.9	96.8	9,675	95.3	96.9

Commercial business loans	492	4.8	2.7	448	4.4	2.6
Consumer	31	0.3	0.5	32	0.3	0.5

Total loans	$10,323	100.0%	100.0%	$10,155	100.0%	100.0%

Allowance to non-accrual loans	20.32%			23.54%
Allowance to total loans outstanding	0.87%			0.86%
Net charge-offs to average loans outstanding (annualized)	0.06%			0.19%

The allowance consists of general and allocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan
The following table provides information about delinquencies in the Company’s loan portfolio at the dates indicated.

	March 31, 2011				December 31, 2010
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or Greater	Total	Days	Days	or Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real estate loans:
Residential real estate:
One-to four-family	$4,378	$679	$4,878	$9,935	$4,434	$799	$7,400	$12,633
Multi-family	—	—	710	710	2,630	—	860	3,490
Home equity lines of credit	954	186	1,156	2,296	1,129	322	1,769	3,220
Commercial real estate	616	541	2,154	3,311	1,265	534	2,735	4,534
Construction	—	—	11,822	11,822	—	—	6,969	6,969

Total real estate loans	5,948	1,406	20,720	28,074	9,458	1,655	19,733	30,846

Commercial business loans	617	164	437	1,218	15	48	385	448
Consumer	364	179	—	543	293	245	5	543

Total	$6,929	$1,749	$21,157	$29,835	$9,766	$1,948	$20,123	$31,837

The following table provides information with respect to the Company’s non-performing assets at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four family	$11,737	$11,529
Multi-family	4,158	2,246
Home equity lines of credit	2,484	2,408
Commercial real estate	9,535	11,290
Construction	22,852	15,326

Total real estate loans	50,766	42,799

Commercial business loans	44	335
Consumer	—	—

Total non-accrual loans	50,810	43,134

Foreclosed assets	4,966	4,080

Total nonperforming assets	$55,776	$47,214

Non-performing loans to total loans	4.27%	3.64%
Non-performing loans to total assets	2.67%	2.35%
Non-performing assets to total assets	2.93%	2.57%

The following tables provide information with respect to the Company’s impaired loans at the dates and for the periods indicated.

				Three Months Ended March 31, 2011
	March 31, 2011					Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
Residential real estate:
One-to four-family	$3,104	$3,104	$—	$3,274	$59	$47
Multi-family	4,393	4,393	—	4,063	152	145
Home equity lines of credit	100	100	—	100	—	—
Commercial real estate	7,327	7,444	—	6,347	182	136
Construction	25,009	25,871	—	21,647	660	443
Commercial business loans	59	59	—	113	13	13
Consumer	—	—	—	—	—	—

Total	39,992	40,971	—	35,544	1,066	784

Impaired loans with a valuation allowance:
Residential real estate:
One-to four-family	720	732	12	720	11	9
Multi-family	—	—	—	—	—	—
Home equity lines of credit	16	25	8	17	—	—
Commercial real estate	6,299	6,398	59	6,344	104	71
Construction	—	—	—	86	8	—
Commercial business loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	7,035	7,155	79	7,167	123	80

Total impaired loans	$47,027	$48,126	$79	$42,711	$1,189	$864

				Three Months Ended March 31, 2010
	December 31, 2010					Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
Residential real estate:
One-to four-family	$3,255	$3,255	$—	$2,295	$41	$28
Multi-family	3,732	3,732	—	4,755	128	83
Home equity lines of credit	100	100	—	118	2	5
Commercial real estate	6,494	6,578	—	852	23	7
Construction	17,422	18,285	—	14,669	259	173
Commercial business loans	167	167	—	2	—	—
Consumer	—	—	—	3	1	1

Total	31,170	32,117	—	22,694	454	297

Impaired loans with a valuation allowance:
Residential real estate:
One-to four-family	908	945	37	1,897	33	29
Multi-family	—	—	—	796	12	10
Home equity lines of credit	17	25	8	—	—	—
Commercial real estate	5,178	5,216	38	2,839	77	39
Construction	171	189	18	742	14	—
Commercial business loans	—	19	19	—	—	—
Consumer	—	—	—	—	—	—

Total	6,274	6,394	120	6,274	136	78

Total impaired loans	$37,444	$38,511	$120	$28,968	$590	$375

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:
•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.
•	Loans rated 4 and 4A: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.
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
The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	March 31, 2011
	Multi-family
	residential	Commercial		Commercial
(In thousands)	real estate	real estate	Construction	business
Loans rated 1 - 4	$152,847	$443,338	$68,916	$31,543
Loans rated 5	7,686	7,967	18,840	300
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$160,533	$451,305	$87,756	$31,843

	December 31, 2010
	Multi-family
	residential	Commercial		Commercial
(In thousands)	real estate	real estate	Construction	business
Loans rated 1 - 4	$132,176	$425,010	$93,092	$29,872
Loans rated 5	3,114	8,494	20,050	317
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$135,290	$433,504	$113,142	$30,189

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Meridian Interstate Bancorp. The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.
Forward Looking Statements
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
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of Meridian Interstate Bancorp’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Meridian Interstate Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies
The Company’s summary of significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the valuation of goodwill and analysis for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets and foreclosed real estate as the Company’s critical accounting policies.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Assets
Total assets increased $64.9 million, or 3.5%, to $1.901 billion at March 31, 2011 from $1.836 billion at December 31, 2010. Cash and cash equivalents increased $31.8 million, or 20.4% to $187.3 million at March 31, 2011 from $155.5 million at December 31, 2010. Securities available for sale increased $34.4 million, or 9.5%, to $395.0 million at March 31, 2011 from $360.6 million at December 31, 2010. Net loans increased $6.6 million, or 0.6%, to $1.180 billion at March 31, 2011 from $1.174 billion at December 31, 2010.
Asset Quality
Credit Risk Management
Our strategy for credit risk involves management to focus on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.
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
Delinquencies
The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	March 31, 2011				December 31, 2010
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or Greater	Total	Days	Days	or Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real estate loans:
Residential real estate:
One-to four-family	$4,378	$679	$4,878	$9,935	$4,434	$799	$7,400	$12,633
Multi-family	—	—	710	710	2,630	—	860	3,490
Home equity lines of credit	954	186	1,156	2,296	1,129	322	1,769	3,220
Commercial real estate	616	541	2,154	3,311	1,265	534	2,735	4,534
Construction	—	—	11,822	11,822	—	—	6,969	6,969

Total real estate loans	5,948	1,406	20,720	28,074	9,458	1,655	19,733	30,846

Commercial business loans	617	164	437	1,218	15	48	385	448
Consumer	364	179	—	543	293	245	5	543

Total	$6,929	$1,749	$21,157	$29,835	$9,766	$1,948	$20,123	$31,837

Delinquent loans at March 31, 2011 included $11.7 million of loans acquired in the Mt. Washington merger, including $4.5 million that were 30 to 59 days past due, $839,000 that were 60 to 89 days past due and $6.4 million that were 90 days or more past due. At March 31, 2011, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected.
Non-performing Assets
Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2011, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four family	$11,737	$11,529
Multi-family	4,158	2,246
Home equity lines of credit	2,484	2,408
Commercial real estate	9,535	11,290
Construction	22,852	15,326

Total real estate loans	50,766	42,799

Commercial business loans	44	335
Consumer	—	—

Total non-accrual loans	50,810	43,134

Foreclosed assets	4,966	4,080

Total nonperforming assets	$55,776	$47,214

Non-performing loans to total loans	4.27%	3.64%
Non-performing loans to total assets	2.67%	2.35%
Non-performing assets to total assets	2.93%	2.57%
Non-performing loans increased to $50.8 million, or 4.27% of total loans outstanding at March 31, 2011, from $43.1 million, or 3.64% of total loans outstanding at December 31, 2010 primarily due to an increase of $7.5 million in non-accrual construction loans and $1.9 million in non-accrual multi-family loans. Non-performing assets increased to $55.8 million, or 2.93% of total assets, at March 31, 2011, from $47.2 million, or 2.57% of total assets, at December 31, 2010. Non-performing assets at March 31, 2011 included $16.2 million acquired in the Mt. Washington merger, comprised of $13.2 million of non-performing loans and $3.0 million of foreclosed real estate. Interest income that would have been recorded for the three months ended March 31, 2011 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $524,000 as compared to $734,000 for the three months ended March 31, 2010.

Impaired Loans
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
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual one-to four-family residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring (“TDR”). The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2011 and considered any probable loss in determining the allowance for loan losses.
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

The following table summarizes the Company’s TDRs at the dates indicated.

	March 31,	December 31,
(In thousands)	2011	2010
TDRs on accrual status:
One-to four-family	$659	$1,289

	659	1,289
TDRs on non-accrual status:
One-to four-family	586	288
Multi-family	3,448	—
Commercial real estate	4,770	4,797
Construction	5,032	3,487

	13,836	8,572

Total TDRs	$14,495	$9,861

The increase in multi-family TDRs during the first three months of 2011 was due to a $3.5 million loan which was originated to consolidate five loans of an existing six-loan relationship. Of this amount, $375,000 was utilized to pay delinquent real estate taxes and other fees. The restructure and consolidation of this relationship reflected a slight increase in the monthly payment amount based on the combined monthly payment of the loans prior to consolidation and a slight increase in the interest rate to 6.875% (previous blended rate was 6.60%). The interest rate is equal to the Five Year Federal Home Loan Bank Advance Rate plus 275 basis points and the loan term is 30 years. No charge offs have been incurred on this loan.
The increase in construction TDRs was due to a $1.9 million loan which was originated to consolidate a two-loan relationship. The restructure and consolidation of this relationship reflects a six month interest only balloon note with a fixed interest rate of 6% (a reduction of 50 basis points from the original loan). The Bank incurred charge offs totaling $194,000 on this loan during the first three months of 2011.
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
Potential Problem Loans
Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at March 31, 2011 other than those already classified as non-performing, impaired or troubled debt restructurings.
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
The Company’s provision for loan losses was $342,000 for the three months ended March 31, 2011 compared to $1.4 million for the three months ended March 31, 2010. This change was based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $10.3 million or 0.87% of total loans outstanding at March 31, 2011, compared to $10.2 million, or 0.86% of total loans outstanding at December 31, 2010. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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
Deposits
Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. At March 31, 2011, core deposits were 53.1% of total deposits. Deposits increased $43.5 million, or 3.0%, to $1.499 billion at March 31, 2011 from $1.455 million at December 31, 2010, primarily as a result of growth of $38.1 million in core deposits. The growth for the quarter ended March 31, 2011 also reflects $18.2 million of new deposits in the two branches opened in January 2011.
The following table summarizes the period end balance and the composition of deposits:

	March 31, 2011		December 31, 2010
		Percent of		Percent of
(Dollars in thousands)	Balance	Total Deposits	Balance	Total Deposits
Demand deposits	$115,988	7.7%	$111,423	7.7%
NOW deposits	127,848	8.5	134,677	9.3
Money market deposits	354,947	23.7	323,619	22.2
Regular and other deposits	197,191	13.2	188,178	12.9
Certificates of deposit	702,713	46.9	697,318	47.9

Total	$1,498,687	100.0%	$1,455,215	100.0%

Borrowings
We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional funding source for the Bank. At March 31, 2011, total borrowings increased $9.2 million, or 6.2%, to $157.8 million at March 31, 2011 from $148.7 million at December 31, 2010, reflecting a $9.5 million increase in short-term borrowings. At March 31, 2011 and December 31, 2010, FHLB advances totaled $136.4 million and $136.7 million, respectively, with a weighted average rate of 2.63% at the end of each period. At March 31, 2011 and December 31, 2010, federal funds purchased totaled $21.5 million and $12.0 million, respectively, with a weighted average rate of 0.20% at the end of each of the period. At March 31, 2011, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity
Total stockholders’ equity increased $2.7 million, or 1.3%, to $218.3 million at March 31, 2011, from $215.6 million at December 31, 2010. The increase was due primarily to $3.2 million in net income partially offset by a $596,000 decrease in accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 11.49% at March 31, 2011, compared to 11.74% at December 31, 2010. Book value per share increased to $9.72 at March 31, 2011 from $9.59 at December 31, 2010. Tangible book value per share increased to $9.11 at March 31, 2011 from $8.98 at December 31, 2010. Market price per share increased $2.26, or 19.2%, to $14.05 at March 31, 2011 from $11.79 at December 31, 2010. At March 31, 2011, the Company and the Bank continued to exceed all regulatory capital requirements.

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

	Three Months Ended March 31,
	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,194,169	$16,446	5.59%	$1,151,328	$16,210	5.71%
Securities and certificates of deposits	372,945	3,366	3.66	341,330	3,663	4.35
Other interest-earning assets	154,304	85	0.22	35,279	12	0.14

Total interest-earning assets	1,721,418	19,897	4.69	1,527,937	19,885	5.28

Noninterest-earning assets	137,038			138,229

Total assets	$1,858,456			$1,666,166

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$129,029	148	0.47	$107,768	128	0.48
Money market deposits	336,768	867	1.04	300,778	893	1.20
Regular and other deposits	191,668	260	0.55	178,937	246	0.56
Certificates of deposit	699,128	3,298	1.91	611,717	2,932	1.94

Total interest-bearing deposits	1,356,593	4,573	1.37	1,199,200	4,199	1.42
Borrowings	156,151	889	2.31	156,537	915	2.37

Total interest-bearing liabilities	1,512,744	5,462	1.46	1,355,737	5,114	1.53

Noninterest-bearing demand deposits	113,209			95,943
Other noninterest-bearing liabilities	14,399			10,970

Total liabilities	1,640,352			1,462,650
Total stockholders’ equity	218,104			203,516

Total liabilities and stockholders’ equity	$1,858,456			$1,666,166

Net interest-earning assets	$208,674			$172,200

Net interest income		$14,435			$14,771

Interest rate spread (2)			3.23%			3.75%
Net interest margin (3)			3.40%			3.92%
Average interest-earning assets to average interest-bearing liabilities		113.79%			112.70%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

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

	Three Months Ended March 31,
	2011 Compared to 2010
	Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net
Interest Income:
Loans	$595	$(359)	$236
Securities and certificates of deposits	319	(616)	(297)
Other interest-earning assets	62	11	73

Total	976	(964)	12

Interest Expense:
Deposits	555	(181)	374
Borrowings	(2)	(24)	(26)

Total	553	(205)	348

Change in net interest income	$423	$(759)	$(336)

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Net Income
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
For the three months ended March 31, 2011, net income was $3.2 million, or $0.15 per share (basic and diluted) compared to net income of $2.9 million, or $0.13 per share (basic and diluted), for the three months ended March 31, 2010. Income before income tax expense increased $554,000 to $5.1 million, the net result of a decrease in the provision for loan loss of $1.0 million and an increase in non-interest income of $1.1 million, partially offset by a decrease in net interest income of $336,000 and an increase in non-interest expense of $1.3 million.
The return on average assets was 0.69% for each of the quarters ended March 31, 2011 and March 31, 2010. For the quarter ended March 31, 2011, the return on average equity increased to 5.89% from 5.62% for the quarter ended March 31, 2010.
Net Interest Income
Net interest income decreased $336,000, or 2.3%, to $14.4 million for the quarter ended March 31, 2011 from $14.8 million for the quarter ended March 31, 2010. The net interest rate spread and net interest margin were 3.23% and 3.40%, respectively, for the quarter ended March 31, 2011, compared to 3.75% and 3.92%, respectively, for the quarter ended March 31, 2010. The decrease in net interest income was due primarily to deposit growth that was in excess of loan growth along with declines in yields on loans and securities for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The average balance of the Company’s loan portfolio increased $42.8 million, or 3.7%, to $1.194 billion, which was partially offset by a decline in the yield on loans of 12 basis points to 5.59% for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The average balance of the Company’s interest-bearing deposits increased $157.4 million, or 13.1%, to $1.357 billion, which was partially offset by a decline in the cost of deposits of five basis points to 1.37% for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The Company’s average balance of interest-earning assets increased $193.5 million, or 12.7%, to $1.721 billion, which was substantially offset by a decline in the yield on interest-earning assets of 59 basis points to 4.69% for the quarter ended March 31, 2011 compared for the quarter ended March 31, 2010. The Company’s cost of interest-bearing liabilities declined seven basis points to 1.46%, which was which was partially offset by an increase in the average balance of interest-bearing liabilities, which increased $157.0 million, or 11.6%, to $1.513 billion for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Provision for Loan Losses
The Company’s provision for loan losses was $342,000 for the quarter ended March 31, 2011 compared to $1.4 million for the quarter ended March 31, 2010. An analysis of the changes in the allowance for loan losses including the provision for loans losses is presented under “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”
Non-Interest Income
Non-interest income increased $1.1 million, or 45.3%, to $3.6 million for the quarter ended March 31, 2011 from $2.5 million for the quarter ended March 31, 2010, primarily due to increases of $867,000 in gain on sales of securities and $415,000 in equity income on investment from the Company’s Hampshire First Bank affiliate, partially offset by decreases of $118,000 in customer service fees and $129,000 in gain on sales of loans.
Non-Interest Expense
Non-interest expense increased $1.3 million, or 11.2%, to $12.6 million for the quarter ended March 31, 2011 from $11.3 million for the quarter ended March 31, 2010. This increase was due primarily to increases of $934,000 in salaries and employee benefits, $433,000 in occupancy and equipment expenses, and $110,000 in deposit insurance premiums, partially offset by decreases of $117,000 in foreclosed real estate expenses and $139,000 in other general and administrative expenses. The increases in non-interest expenses include employee, occupancy and equipment expenses associated with two new branches opened during the quarter ended March 31, 2011 and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 73.40% for the quarter ended March 31, 2011 as compared to 65.72% for the quarter ended March 31, 2010.
Income Tax Provision
The Company recorded a provision for income taxes of $1.9 million for the quarter ended March 31, 2011, reflecting an effective tax rate of 37.1%, compared to $1.7 million, or 37.1%, for the quarter ended March 31, 2010. The increase in the income tax provision was primarily due to an increase in pre-tax income.

Liquidity and Capital Management
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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $187.3 million. In addition, at March 31, 2011, we had $58.2 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On March 31, 2011, we had $136.4 million of advances outstanding.
A significant use of our liquidity is the funding of loan originations. At March 31, 2011 and December 31, 2010, we had total loan commitments outstanding, as follows:

	March 31,	December 31,
(In thousands)	2011	2010
Unadvanced portion of existing loans:
Construction	$58,185	$64,722
Home equity line of credit	38,878	39,791
Other lines and letters of credit	9,473	7,095
Commitments to originate:
One-to four-family	6,324	15,362
Commercial real estate	71,138	65,187
Construction	17,940	12,625
Other loans	2,986	2,783

Total loan commitments outstanding	$204,924	$207,565

Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. The Bank provided participating checking accounts with overdraft account protection covering $14.3 million of balances as of March 31, 2011. We also have a seven year contract with our core data processing provider with an outstanding commitment of $15.1 million as of March 31, 2011, with total annual payments of $2.2 million. In addition, we had outstanding commitments as of March 31, 2011 totaling $583,000 for the construction of a new branch on leased property in the South End area of Boston, Massachusetts. The Bank is also developing plans to open a new branch on leased property in Cambridge, Massachusetts later in 2011.
Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2011 totaled $438.4 million, or 62.4% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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

Capital Management
Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.
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
In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock. As of March 31, 2011, the Company had repurchased 212,163 shares of its stock at an average price of $11.29 per share as included in treasury stock, or 44.9% of the shares authorized for repurchase under the Company’s third stock repurchase program. The Company has repurchased 1,143,663 shares since December 2008.
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
For the three months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. quantitative and qualitative disclosures about market risk
Interest Rate Risk Management
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
Net Interest Income Simulation Analysis
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
The following table reflects changes in estimated net interest income for the Bank at April 1, 2011 through March 31, 2012.

Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
(Dollars in Thousands)
300	$54,703	$(4,787)	(8.05)%
Flat	59,490
-50	57,956	(1,534)	(2.58)

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
Item 1a. risk factors
For information regarding our risk factors, see “Risk Factors,” in our 2010 Annual Report on Form 10-K, filed with the SEC on March 16, 2011, which is available through the SEC’s website at www.sec.gov. As of March 31, 2011, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Item 2. unregistered sales of equity securities and use of proceeds
(a.) — (b.) Not applicable.
(c.) The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid Per Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs (1)	Programs
January 1 – 31, 2011	—	$—	—	283,601
February 1 – 28, 2011	12,934	$12.96	12,934	270,667
March 1 – 31, 2011	10,402	$13.07	10,402	260,265

Total	23,336	$13.01	23,336	260,265

(1)
In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock.

Item 3. defaults upon senior secutiries
Not applicable.
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

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)
Dated: May 10, 2011	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2011	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)