Form 10-Q
period 2011-06-30
MERIDIAN INTERSTATE BANCORP INC
filed 2011-08-09
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33898
Meridian Interstate Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	20-4652200 (I.R.S. Employer Identification No.)

10 Meridian Street, East Boston, Massachusetts (Address of Principal Executive Offices)	02128 Zip Code
(617) 567-1500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 2, 2011, the registrant had 22,240,515 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. financial statements
MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2011	2010
ASSETS
Cash and due from banks	$226,712	$155,430
Federal funds sold	63	63

Total cash and cash equivalents	226,775	155,493

Certificates of deposit — affiliate bank	2,500	—
Securities available for sale, at fair value	351,829	360,602
Federal Home Loan Bank stock, at cost	12,538	12,538
Loans held for sale	3,336	13,013

Loans	1,217,920	1,183,717
Less allowance for loan losses	(10,861)	(10,155)

Loans, net	1,207,059	1,173,562

Bank-owned life insurance	34,444	33,829
Foreclosed real estate, net	5,111	4,080
Investment in affiliate bank	12,315	11,497
Premises and equipment, net	35,538	34,425
Accrued interest receivable	7,174	7,543
Prepaid deposit insurance	1,843	3,026
Deferred tax asset, net	5,914	5,441
Goodwill	13,687	13,687
Other assets	3,833	7,094

Total assets	$1,923,896	$1,835,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$122,832	$111,423
Interest-bearing	1,413,954	1,343,792

Total deposits	1,536,786	1,455,215

Short-term borrowings — affiliate bank	12,464	1,949
Short-term borrowings — other	10,047	10,037
Long-term debt	116,021	136,697
Accrued expenses and other liabilities	29,126	16,321

Total liabilities	1,704,444	1,620,219

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	97,333	97,005
Retained earnings	129,939	122,563
Accumulated other comprehensive income	7,068	8,038
Treasury stock, at cost, 441,400 and 192,218 shares at June 30, 2011 and December 31, 2010, respectively	(5,481)	(2,121)
Unearned compensation — ESOP, 683,100 and 703,800 shares at June 30, 2011 and December 31, 2010, respectively	(6,831)	(7,038)
Unearned compensation — restricted shares, 318,085 and 326,905 at June 30, 2011 and December 31, 2010, respectively	(2,576)	(2,836)

Total stockholders’ equity	219,452	215,611

Total liabilities and stockholders’ equity	$1,923,896	$1,835,830

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$16,164	$16,829	$32,610	$33,039
Interest on debt securities	2,896	3,389	6,001	6,830
Dividends on equity securities	282	228	535	433
Interest on certificates of deposit	9	17	17	34
Interest on other interest-earning assets	117	36	202	48

Total interest and dividend income	19,468	20,499	39,365	40,384

Interest expense:
Interest on deposits	4,616	4,310	9,189	8,509
Interest on short-term borrowings	13	15	23	44
Interest on long-term debt	778	895	1,657	1,781

Total interest expense	5,407	5,220	10,869	10,334

Net interest income	14,061	15,279	28,496	30,050
Provision for loan losses	486	794	828	2,168

Net interest income, after provision for loan losses	13,575	14,485	27,668	27,882

Non-interest income:
Customer service fees	1,499	1,490	2,795	2,904
Loan fees	232	140	463	298
Gain on sales of loans, net	169	199	605	764
Gain on sales of securities, net	2,922	—	3,789	—
Income from bank-owned life insurance	298	287	615	579
Equity income on investment in affiliate bank	333	106	818	176

Total non-interest income	5,453	2,222	9,085	4,721

Non-interest expenses:
Salaries and employee benefits	7,058	6,446	14,159	12,613
Occupancy and equipment	1,869	1,709	4,085	3,492
Data processing	651	749	1,460	1,503
Marketing and advertising	540	580	1,081	1,046
Professional services	821	755	1,465	1,475
Foreclosed real estate	63	122	100	276
Deposit insurance	633	577	1,258	1,092
Other general and administrative	846	799	1,497	1,589

Total non-interest expenses	12,481	11,737	25,105	23,086

Income before income taxes	6,547	4,970	11,648	9,517
Provision for income taxes	2,382	1,728	4,272	3,415

Net income	$4,165	$3,242	$7,376	$6,102

Earnings per share:
Basic	$0.19	$0.15	$0.34	$0.28
Diluted	$0.19	$0.15	$0.33	$0.28

Weighted average shares:
Basic	21,852,665	22,124,539	21,917,330	22,128,822
Diluted	21,994,371	22,140,597	22,044,635	22,136,851
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Shares of No			Accumulated
	Par Common	Additional		Other		Unearned	Unearned
	Stock	Paid-in	Retained	Comprehensive	Treasury	Compensation -	Compensation -
(Dollars in thousands)	Outstanding	Capital	Earnings	Income	Stock	ESOP	Restricted Shares	Total
Six Months Ended June 30, 2010
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415

Comprehensive income:
Net income	—	—	6,102	—	—	—	—	6,102
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	370	—	—	—	370
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	102	—	—	—	102

Total comprehensive income								6,574

Purchase of treasury stock	(109,700)	—	—	—	(1,236)	—	—	(1,236)
ESOP shares earned (20,700 shares)	—	10	—	—	—	207	—	217
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—
Share-based compensation expense	2,620	251	—	—	—	—	247	498

Balance at June 30, 2010	22,505,594	$96,728	$115,291	$6,055	$(1,266)	$(7,245)	$(3,095)	$206,468

Six Months Ended June 30, 2011
Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611

Comprehensive income:
Net income	—	—	7,376	—	—	—	—	7,376
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(970)	—	—	—	(970)

Total comprehensive income								6,406

Purchase of treasury stock	(249,182)	—	—	—	(3,360)	—	—	(3,360)
ESOP shares earned (20,700 shares)	—	64	—	—	—	207	—	271
Share-based compensation expense	8,820	264	—	—	—	—	260	524

Balance at June 30, 2011	22,240,515	$97,333	$129,939	$7,068	$(5,481)	$(6,831)	$(2,576)	$219,452

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$7,376	$6,102
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(1,019)	(744)
Earned ESOP shares	271	217
Provision for loan losses	828	2,168
Amortization (accretion) of net deferred loan origination fees	250	(781)
Net amortization of securities available for sale	367	85
Depreciation and amortization expense	1,193	1,229
Gain on sales of securities, net	(3,789)	—
Gain on sales of loans held in portfolio, net	—	(352)
Gain on sales and provision for foreclosed real estate, net	(109)	(29)
Deferred income tax provision (benefit)	119	(2,178)
Income from bank-owned life insurance	(615)	(579)
Equity income on investment in affiliate bank	(818)	(176)
Share-based compensation expense	524	498
Net changes in:
Loans held for sale	9,677	1,023
Accrued interest receivable	369	(21)
Prepaid deposit insurance	1,183	1,001
Other assets	3,261	3,822
Accrued expenses and other liabilities	12,805	(774)

Net cash provided by operating activities	31,873	10,511

Cash flows from investing activities:
Cash provided by business combination	—	14,422
Purchases of certificates of deposit	(2,500)	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	73,896	29,030
Net redemption of mutual funds	2,230	5,254
Proceeds from sales	31,313	—
Purchases	(96,595)	(40,030)
Loans originated, net of principal payments received	(36,103)	(50,400)
Proceeds from sales of fixed-rate loans held in portfolio	—	34,488
Purchases of premises and equipment	(2,265)	(318)
Capitalized costs on foreclosed real estate	(37)	(322)
Proceeds from sales of foreclosed real estate	405	1,603

Net cash used in investing activities	(29,656)	(6,273)

(continued)
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash flows from financing activities:
Net increase in deposits	81,900	52,044
Net change in borrowings with maturities less than three months	10,525	(8,822)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	15,475
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(20,000)	(10,050)
Purchase of treasury stock	(3,360)	(1,236)

Net cash provided by financing activities	69,065	47,411

Net change in cash and cash equivalents	71,282	51,649

Cash and cash equivalents at beginning of period	155,493	19,966

Cash and cash equivalents at end of period	$226,775	$71,615

Supplemental cash flow information:
Interest paid on deposits	$9,524	$8,452
Interest paid on borrowings	2,427	1,545
Income taxes paid, net of refunds	1,316	2,820
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,290	951
In conjunction with the purchase acquisition:
Fair value of assets acquired, net of cash acquired	—	450,561
Fair value of liabilities assumed	—	464,983
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Meridian Interstate Bancorp, Inc. (the “Company”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (the “Bank”) to be its holding company. Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate Bancorp owns approximately 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. Meridian Financial Services, Incorporated is our Massachusetts-chartered mutual holding company parent. As a mutual holding company, Meridian Financial Services is a non-stock company. Meridian Financial Services owns 59.2% of Meridian Interstate Bancorp’s common stock.
The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011, and is available through the SEC’s website at www.sec.gov.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of ASU 2011-02. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of ASU 2011-02. The Company will adopt ASU 2011-02 on July 1, 2011 and does not anticipate the adoption will have a material impact on its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the consolidated balance sheets but for which the fair value is disclosed. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-05 amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.
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
Transfers between levels are recognized at the end of a reporting period, if applicable.
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
Securities available for sale — All fair value measurements are obtained from a third party pricing service and are not adjusted by management. Securities available for sale are recorded at fair value on a recurring basis. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2). Other debt securities are measured at fair value utilizing pricing models, discounted cash flow methodologies, or similar techniques that require significant management judgment or estimation (Level 3).
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
Borrowings — The fair value is estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.
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
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized as follows:

	June 30, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$180,820	$—	$180,820
Government-sponsored enterprises	—	77,207	—	77,207
Municipal bonds	—	7,547	—	7,547
Residential mortgage-backed securities:
Government-sponsored enterprises	—	30,271	—	30,271
Private label	—	8,337	—	8,337

Total debt securities	—	304,182	—	304,182

Marketable equity securities:
Common stocks	35,986	—	—	35,986
Money market mutual funds	11,661	—	—	11,661

Total marketable equity securities	47,647	—	—	47,647

Total securities available for sale	$47,647	$304,182	$—	$351,829

	December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt securities:
Corporate bonds	$—	$222,038	$—	$222,038
Government-sponsored enterprises	—	35,900	—	35,900
Municipal bonds	—	6,493	—	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	—	34,542	—	34,542
Private label	—	10,334	—	10,334
Other debt securities	—	—	641	641

Total debt securities	—	309,307	641	309,948

Marketable equity securities:
Common stocks	36,765	—	—	36,765
Money market mutual funds	13,889	—	—	13,889

Total marketable equity securities	50,654	—	—	50,654

Total securities available for sale	$50,654	$309,307	$641	$360,602

There were no liabilities measured at fair value on a recurring basis. For the six months ended June 30, 2011, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 are as follows:

Securities
Available
(In thousands)	for Sale
Balance as of December 31, 2010	$641

Securities sold	(641)

Balance as of June 30, 2011	$—

Total realized gain on sales of Level 3 securities for the six months ended June 30, 2011	$907

Total unrealized gains (losses) relating to instruments still held at June 30, 2011	$—

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

				Three Months Ended	Six Months Ended
	June 30, 2011			June 30, 2011	June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$8,070	$(125)	$(99)
Foreclosed real esate	—	—	5,111	—	—

	$—	$—	$13,181	$(125)	$(99)

				Three Months Ended	Six Months Ended
	June 30, 2010			June 30, 2010	June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$9,222	$(358)	$(752)
Foreclosed real esate	—	—	4,221	—	—

	$—	$—	$13,443	$(358)	$(752)

	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$6,274
Foreclosed real esate	—	—	4,080

	$—	$—	$10,354

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$226,775	$226,775	$155,493	$155,493
Certificates of deposit	2,500	2,512	—	—
Securities available for sale	351,829	351,829	360,602	360,602
Federal Home Loan Bank stock	12,538	12,538	12,538	12,538
Loans and loans held for sale, net	1,210,395	1,236,317	1,186,575	1,195,661
Accrued interest receivable	7,174	7,174	7,543	7,543

Financial liabilities:
Deposits	1,536,786	1,544,630	1,455,215	1,463,016
Borrowings	138,532	143,162	148,683	153,618
Accrued interest payable	1,056	1,056	1,131	1,131

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
Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010

Net income available to common stockholders	$4,165	$3,242	$7,376	$6,102

Average number of common shares outstanding	21,642,552	21,860,129	21,707,724	21,863,162
Effect of unvested stock awards	210,113	264,410	209,606	265,660

Basic weighted average shares outstanding	21,852,665	22,124,539	21,917,330	22,128,822
Effect of dilutive stock options	141,706	16,058	127,305	8,029

Diluted weighted average shares outstanding	21,994,371	22,140,597	22,044,635	22,136,851

Earnings per share:
Basic	$0.19	$0.15	$0.34	$0.28
Diluted	$0.19	$0.15	$0.33	$0.28
At June 30, 2011 and 2010, options for 21,500 and 306,840 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.
5. SECURITIES
All securities held by the Company as of June 30, 2011 and December 31, 2010 were classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.
At June 30, 2011, the securities portfolio was $351.8 million, or 18.3% of total assets. At that date, 51.4% of the securities portfolio, or $180.8 million, was invested in corporate bonds. As of June 30, 2011, the fair value of corporate debt and marketable equity securities in the financial services sector amounted to $85.7 million, and $5.5 million, respectively.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2011
Debt securities:
Corporate bonds:
Financial services	$83,870	$1,928	$(97)	$85,701
Industry and manufacturing	25,681	1,102	—	26,783
Consumer products and services	26,395	1,430	—	27,825
Technology	12,729	520	—	13,249
Healthcare	19,664	889	—	20,553
Other	6,601	108	—	6,709

Total corporate bonds	174,940	5,977	(97)	180,820
Government-sponsored enterprises	77,142	197	(132)	77,207
Municipal bonds	7,470	88	(11)	7,547
Residential mortgage-backed securities:
Government-sponsored enterprises	29,195	1,097	(21)	30,271
Private label	8,142	346	(151)	8,337

Total debt securities	296,889	7,705	(412)	304,182

Marketable equity securities:
Common stocks:
Financial services	5,193	548	(221)	5,520
Industry and manufacturing	4,137	1,407	(5)	5,539
Consumer products and services	12,851	2,294	(14)	15,131
Technology	2,479	611	(22)	3,068
Healthcare	2,783	328	(4)	3,107
Other	3,304	328	(11)	3,621

Total common stocks	30,747	5,516	(277)	35,986
Money market mutual funds	11,674	—	(13)	11,661

Total marketable equity securities	42,421	5,516	(290)	47,647

Total securities available for sale	$339,310	$13,221	$(702)	$351,829

December 31, 2010
Debt securities:
Corporate bonds:
Financial services	$79,896	$1,983	$(266)	$81,613
Industry and manufacturing	32,875	1,595	—	34,470
Consumer products and services	39,173	1,895	—	41,068
Technology	29,280	948	—	30,228
Healthcare	21,687	783	—	22,470
Other	11,714	475	—	12,189

Total corporate bonds	214,625	7,679	(266)	222,038
Government-sponsored enterprises	36,062	77	(239)	35,900
Municipal bonds	6,583	10	(100)	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	33,625	927	(10)	34,542
Private label	9,737	687	(90)	10,334
Other debt securities	641	—	—	641

Total debt securities	301,273	9,380	(705)	309,948

Marketable equity securities:
Common stocks:
Financial services	5,482	975	(104)	6,353
Industry and manufacturing	3,994	1,532	—	5,526
Consumer products and services	12,763	2,113	(29)	14,847
Technology	3,189	512	—	3,701
Healthcare	3,253	341	(21)	3,573
Other	2,663	123	(21)	2,765

Total common stocks	31,344	5,596	(175)	36,765
Money market mutual funds	13,904	—	(15)	13,889

Total marketable equity securities	45,248	5,596	(190)	50,654

Total securities available for sale	$346,521	$14,976	$(895)	$360,602

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2011 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Corporate bonds:
Financial services	$20,008	$20,321	$53,363	$54,919	$10,499	$10,461	$83,870	$85,701
Industry and manufacturing	6,579	6,712	19,102	20,071	—	—	25,681	26,783
Consumer products and services	9,730	10,089	16,665	17,736	—	—	26,395	27,825
Technology	5,772	5,900	6,957	7,349	—	—	12,729	13,249
Healthcare	1,007	1,028	18,657	19,525	—	—	19,664	20,553
Other	4,052	4,069	2,549	2,640	—	—	6,601	6,709

Total corporate bonds	47,148	48,119	117,293	122,240	10,499	10,461	174,940	180,820
Government-sponsored enterprises	—	—	21,402	21,432	55,740	55,775	77,142	77,207
Municipal bonds	—	—	2,570	2,576	4,900	4,971	7,470	7,547
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	7	7	29,188	30,264	29,195	30,271
Private label	—	—	—	—	8,142	8,337	8,142	8,337

Total	$47,148	$48,119	$141,272	$146,255	$108,469	$109,808	$296,889	$304,182

For the six months ended June 30, 2011, proceeds from sales of securities available for sale amounted to $31.3 million. Gross gains and losses of $3.9 million and $131,000, respectively, were realized on those sales.
Information pertaining to securities available for sale as of June 30, 2011 and December 31, 2010, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
June 30, 2011
Debt securities:
Corporate bonds — financial services	$93	$10,729	$4	$2,996
Government-sponsored enterprises	132	16,856	—	—
Municipal bonds	11	3,559	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	21	331	—	—
Private label	151	552	—	—

Total debt securities	408	32,027	4	2,996
Marketable equity securities:
Common stocks:
Financial services	169	1,404	52	553
Industry and manufacturing	5	116	—	—
Consumer products and services	14	859	—	—
Technology	22	738	—	—
Healthcare	4	247	—	—
Other	11	358	—	—

Total common stocks	225	3,722	52	553
Money market mutual funds	13	980	—	—

Total marketable equity securities	238	4,702	52	553

Total temporarily impaired securities	$646	$36,729	$56	$3,549

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2010
Debt securities:
Corporate bonds — financial services	$213	$18,533	$53	$5,947
Government-sponsored enterprises	239	25,254	—	—
Municipal bonds	100	4,983	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	10	271	—	—
Private label	90	1,933	—	—

Total debt securities	652	50,974	53	5,947
Marketable equity securities:
Common stocks:
Financial services	15	706	89	735
Consumer products and services	29	882	—	—
Healthcare	21	240	—	—
Other	21	728	—	—

Total common stocks	86	2,556	89	735
Money market mutual funds	15	968	—	—

Total marketable equity securities	101	3,524	89	735

Total temporarily impaired securities	$753	$54,498	$142	$6,682

The Company determined no securities were other-than-temporarily impaired for the six months ended June 30, 2011. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.
As of June 30, 2011, the net unrealized gain on the total debt securities portfolio was $7.3 million. At June 30, 2011, 27 debt securities had unrealized losses with aggregate depreciation of 1.2% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.
As of June 30, 2011, the net unrealized gain on the total equity portfolio was $5.2 million. At June 30, 2011, 13 marketable equity securities have unrealized losses with aggregate depreciation of 5.2% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
Residential real estate:
One-to four-family	$393,659	32.3%	$402,887	34.0%
Multi-family	176,325	14.5	135,290	11.4
Home equity lines of credit	62,088	5.1	62,750	5.3
Commercial real estate	456,393	37.5	433,504	36.6
Construction	90,591	7.4	113,142	9.6

Total real estate loans	1,179,056	96.8	1,147,573	96.9
Commercial business loans	33,341	2.7	30,189	2.6
Consumer	5,613	0.5	6,043	0.5

Total loans	1,218,010	100.0%	1,183,805	100.0%

Allowance for loan losses	(10,861)		(10,155)
Net deferred loan origination fees	(90)		(88)

Loans, net	$1,207,059		$1,173,562

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2011 and December 31, 2010, the Company was servicing loans for participants aggregating $24.3 million and $22.5 million, respectively.
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
The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	June 30,	December 31,
(In thousands)	2011	2010
Residential real estate:
One-to four-family	$8,047	$10,685
Multi-family	1,881	2,120
Home equity lines of credit	393	667
Commercial real estate	3,550	4,769
Construction	2,410	2,361

Total mortgage loans on real estate	16,281	20,602

Other loans:
Commercial business loans	100	111
Consumer	4	5

	104	116

Outstanding principal balance	16,385	20,718
Nonaccretable discount	(3,618)	(4,216)

Carrying amount	$12,767	$16,502

An analysis of the allowance for loan losses and related information follows:

			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total

	For the Three Months Ended June 30, 2011
Beginning Balance	$1,078	$1,273	$177	$5,976	$1,296	$492	$31	$—	$10,323
Provision for loan loss	150	68	(2)	7	154	60	49	—	486
Charge-offs	(31)	—	—	—	(37)	(14)	(18)	—	(100)
Recoveries	51	41	—	10	36	—	14	—	152

Ending Balance	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861

	For the Six Months Ended June 30, 2011
Beginning Balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision for loan loss	200	301	(26)	819	(652)	123	63	—	828
Charge-offs	(135)	—	(27)	(74)	(231)	(33)	(48)	—	(548)
Recoveries	53	43	1	10	290	—	29	—	426

Ending Balance	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861

	At June 30, 2011
Amount of allowance for loan losses for loans deemed to be impaired	$94	$—	$8	$69	$—	$—	$—	$—	$171
Amount of allowance for loan losses for loans not deemed to be impaired	1,154	1,382	167	5,924	1,449	538	76	—	10,690

	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$5	$—	$—	$—	$—	$5

Loans deemed to be impaired	$4,601	$4,191	$124	$10,995	$27,028	$616	$—	$—	$47,555
Loans not deemed to be impaired	389,058	172,134	61,964	445,398	63,563	32,725	5,613	—	1,170,455

	$393,659	$176,325	$62,088	$456,393	$90,591	$33,341	$5,613	$—	$1,218,010

	December 31, 2010
Amount of allowance for loan losses for loans deemed to be impaired	$37	$—	$8	$38	$18	$19	$—	$—	$120
Amount of allowance for loan losses for loans not deemed to be impaired	1,093	1,038	219	5,200	2,024	429	32	—	10,035

	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$10	$—	$—	$—	$—	$10

Loans deemed to be impaired	$4,200	$3,732	$125	$11,794	$18,474	$186	$—	$—	$38,511
Loans not deemed to be impaired	398,687	131,558	62,625	421,710	94,668	30,003	6,043	—	1,145,294

	$402,887	$135,290	$62,750	$433,504	$113,142	$30,189	$6,043	$—	$1,183,805

			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total

	For the Three Months Ended June 30, 2010
Beginning Balance	$1,931	$918	$129	$4,869	$2,386	$257	$139	$—	$10,629
Provision for loan loss	531	128	—	8	2	88	37	—	794
Charge-offs	(157)	—	—	—	—	—	(29)	—	(186)
Recoveries	23	—	—	—	—	—	5	—	28

Ending Balance	$2,328	$1,046	$129	$4,877	$2,388	$345	$152	$—	$11,265

	For the Six Months Ended June 30, 2010
Beginning Balance	$1,730	$467	$128	$4,435	$1,859	$586	$37	$—	$9,242
Provision for loan loss	710	579	1	442	529	(241)	148	—	2,168
Charge-offs	(158)	—	—	—	—	—	(50)	—	(208)
Recoveries	46	—	—	—	—	—	17	—	63

Ending Balance	$2,328	$1,046	$129	$4,877	$2,388	$345	$152	$—	$11,265

	At June 30, 2010
Amount of allowance for loan losses for loans deemed to be impaired	$576	$71	$—	$236	$256	$84	$—	$—	$1,223
Amount of allowance for loan losses for loans not deemed to be impaired	1,752	975	129	4,641	2,132	261	152	—	10,042

	$2,328	$1,046	$129	$4,877	$2,388	$345	$152	$—	$11,265

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$41	$—	$—	$—	$—	$41

Loans deemed to be impaired	$4,066	$3,141	$100	$7,834	$16,251	$107	$—	$—	$31,499
Loans not deemed to be impaired	421,097	120,735	72,837	388,431	111,167	30,528	7,901	—	1,152,696

	$425,163	$123,876	$72,937	$396,265	$127,418	$30,635	$7,901	$—	$1,184,195

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	June 30, 2011			December 31, 2010
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
Residential real estate:
One-to four-family	$1,248	11.5%	32.3%	$1,130	11.1%	34.0%
Multi-family	1,382	12.7	14.5	1,038	10.2	11.4
Home equity lines of credit	175	1.6	5.1	227	2.2	5.3
Commercial real estate	5,993	55.2	37.5	5,238	51.7	36.6
Construction	1,449	13.3	7.4	2,042	20.1	9.6

Total real estate loans	10,247	94.3	96.8	9,675	95.3	96.9

Commercial business loans	538	5.0	2.7	448	4.4	2.6
Consumer	76	0.7	0.5	32	0.3	0.5

Total loans	$10,861	100.0%	100.0%	$10,155	100.0%	100.0%

Allowance to non-accrual loans	21.08%			23.54%
Allowance to total loans outstanding	0.89%			0.86%
Net charge-offs to average loans outstanding (annualized)	0.02%			0.19%

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
The following table provides information about delinquencies in the Company’s loan portfolio at the dates indicated.

	June 30, 2011				December 31, 2010
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or Greater	Total	Days	Days	or Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real estate loans:
Residential real estate:
One-to four-family	$5,168	$1,133	$5,642	$11,943	$4,434	$799	$7,400	$12,633
Multi-family	—	—	—	—	2,630	—	860	3,490
Home equity lines of credit	919	—	864	1,783	1,129	322	1,769	3,220
Commercial real estate	1,333	—	2,872	4,205	1,265	534	2,735	4,534
Construction	609	—	12,285	12,894	—	—	6,969	6,969

Total real estate loans	8,029	1,133	21,663	30,825	9,458	1,655	19,733	30,846

Commercial business loans	789	—	601	1,390	15	48	385	448
Consumer	388	233	—	621	293	245	5	543

Total	$9,206	$1,366	$22,264	$32,836	$9,766	$1,948	$20,123	$31,837

Delinquent loans at June 30, 2011 and December 31, 2010 included $4.9 million and $6.8 million of loans acquired with evidence of credit deterioration.
The following table provides information with respect to the Company’s non-performing assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$12,890	$11,529
Multi-family	3,928	2,246
Home equity lines of credit	2,564	2,408
Commercial real estate	9,452	11,290
Construction	22,175	15,326

Total real estate loans	51,009	42,799

Commercial business loans	524	335
Consumer	—	—

Total non-accrual loans	51,533	43,134

Foreclosed assets	5,111	4,080

Total nonperforming assets	$56,644	$47,214

Non-performing loans to total loans	4.23%	3.64%
Non-performing loans to total assets	2.68%	2.35%
Non-performing assets to total assets	2.94%	2.57%
Non-accrual loans at June 30, 2011 and December 31, 2010 included $7.3 million and $9.5 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans at the dates and for the periods indicated.

	June 30, 2011			Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
						Interest			Interest
		Unpaid		Average	Interest	Income	Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$2,543	$2,867	$—	$2,458	$53	$48	$2,547	$79	$75
Multi-family	4,162	4,191	—	4,278	110	88	4,096	183	176
Home equity lines of credit	100	100	—	100	2	2	100	4	4
Commercial real estate	4,084	4,201	—	6,483	60	38	6,650	120	103
Construction	24,458	27,028	—	24,733	432	172	22,641	822	377
Commercial business loans	537	616	—	298	10	8	255	20	12
Consumer	—	—	—	—	—	—	—	—	—

Total	35,884	39,003	—	38,350	667	356	36,289	1,228	747

Impaired loans with a valuation allowance:
One-to four-family	1,591	1,734	94	1,452	24	18	1,445	48	38
Multi-family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	16	24	8	17	—	—	17	—	—
Commercial real estate	6,463	6,794	69	4,744	109	71	4,758	211	142
Construction	—	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total	8,070	8,552	171	6,213	133	89	6,220	259	180

Total impaired loans	$43,954	$47,555	$171	$44,563	$800	$445	$42,509	$1,487	$927

	December 31, 2010			Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
						Interest			Interest
		Unpaid		Average	Interest	Income	Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$3,255	$3,255	$—	$1,693	$25	$14	$2,291	$50	$41
Multi-family	3,732	3,732	—	2,211	66	42	5,027	98	84
Home equity lines of credit	100	100	—	100	4	2	118	6	6
Commercial real estate	6,494	6,578	—	1,985	149	97	1,353	172	104
Construction	17,422	18,285	—	15,205	342	184	15,170	569	325
Commercial business loans	167	167	—	4	—	—	2	—	—
Consumer	—	—	—	4	—	—	3	—	—

Total	31,170	32,117	—	21,202	586	339	23,964	895	560

Impaired loans with a valuation allowance:
One-to four-family	908	945	37	1,820	40	38	1,865	68	67
Multi-family	—	—	—	755	12	6	772	25	15
Home equity lines of credit	17	25	8	—	—	—	—	—	—
Commercial real estate	5,178	5,216	38	5,761	72	43	3,868	149	82
Construction	171	189	18	662	22	7	802	36	7
Commercial business loans	—	19	19	11	—	—	11	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total	6,274	6,394	120	9,009	146	94	7,318	278	171

Total impaired loans	$37,444	$38,511	$120	$30,211	$732	$433	$31,282	$1,173	$731

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:
•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.
•	Loans rated 4 and 4A: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.
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
The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	June 30, 2011
	Multi-family
	residential	Commercial		Commercial
(In thousands)	real estate	real estate	Construction	business
Loans rated 1 - 4	$168,851	$447,375	$65,803	$32,881
Loans rated 5	7,474	9,018	24,788	460
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$176,325	$456,393	$90,591	$33,341

	December 31, 2010
	Multi-family
	residential	Commercial		Commercial
(In thousands)	real estate	real estate	Construction	business
Loans rated 1 - 4	$132,176	$425,010	$93,092	$29,872
Loans rated 5	3,114	8,494	20,050	317
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$135,290	$433,504	$113,142	$30,189

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
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
Assets
Total assets increased $88.1 million, or 4.8%, to $1.924 billion at June 30, 2011 from $1.836 billion at December 31, 2010. Cash and cash equivalents increased $71.3 million, or 45.8% to $226.8 million at June 30, 2011 from $155.5 million at December 31, 2010. Securities available for sale decreased $8.8 million, or 2.4%, to $351.8 million at June 30, 2011 from $360.6 million at December 31, 2010. Net loans increased $33.5 million, or 2.9%, to $1.207 billion at June 30, 2011 from $1.174 billion at December 31, 2010.
Asset Quality
Credit Risk Management
Our strategy for credit risk involves our maintaining and executing well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.
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
Delinquencies
Total past due loans increased $999,000, or 3.1%, to $32.8 million at June 30, 2011 from $31.8 million at December 31, 2010, reflecting an increase of $2.1 million in loans 90 days or more past due partially offset by a decrease of $1.1 million in loans 30 to 89 days past due. Delinquent loans at June 30, 2011 included $13.8 million of loans acquired in the Mt. Washington merger, including $5.7 million that were 30 to 59 days past due, $417,000 that were 60 to 89 days past due and $7.6 million that were 90 days or more past due. At June 30, 2011, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.
Non-performing Assets
Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2011, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

Non-performing loans increased to $51.5 million, or 4.23% of total loans outstanding at June 30, 2011, from $43.1 million, or 3.64% of total loans outstanding at December 31, 2010 primarily due to increases of $6.8 million in non-accrual construction loans, $1.7 million in non-accrual multi-family loans and $1.4 million in non-accrual one-to four-family loans. Non-performing assets increased to $56.6 million, or 2.94% of total assets, at June 30, 2011, from $47.2 million, or 2.57% of total assets, at December 31, 2010. Non-performing assets at June 30, 2011 included $16.9 million acquired in the Mt. Washington merger, comprised of $13.7 million of non-performing loans and $3.2 million of foreclosed real estate. Interest income that would have been recorded for the six months ended June 30, 2011 had nonaccruing loans and accruing loans past due 90 days or more been current according to their original terms amounted to $1.0 million as compared to $969,000 for the six months ended June 30, 2010.
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
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2011 and considered any probable loss in determining the allowance for loan losses.
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
The following table summarizes the Company’s TDRs at the dates indicated.

	June 30,	December 31,
(In thousands)	2011	2010
TDRs on accrual status:
One-to four-family	$658	$1,289

	658	1,289
TDRs on non-accrual status:
One-to four-family	1,061	288
Multi-family	3,379	—
Commercial real estate	4,729	4,797
Construction	5,011	3,487

	14,180	8,572

Total TDRs	$14,838	$9,861

The increase in multi-family TDRs during the first six months of 2011 was due to a $3.5 million loan which was originated to consolidate five loans of an existing six-loan relationship. Of this amount, $375,000 was utilized to pay delinquent real estate taxes and other fees. The restructure and consolidation of this relationship reflected a slight increase in the monthly payment amount based on the combined monthly payment of the loans prior to consolidation and a slight increase in the interest rate to 6.875% (previous blended rate was 6.60%). The interest rate is equal to the Five Year Federal Home Loan Bank Advance Rate plus 275 basis points and the loan term is 30 years. No charge offs have been incurred on this loan.
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
The increase in one-to four-family TDRs was due to three residential loan modifications completed during the first six months of 2011. Modifications of one-to four-family TDRs consist of either rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.
Potential Problem Loans
Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at June 30, 2011 other than those already classified as non-performing, impaired or troubled debt restructurings.

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
The Company’s provision for loan losses was $486,000 for the quarter ended June 30, 2011 compared to $794,000 for the quarter ended June 30, 2010. For the six months ended June 30, 2011, the provision for loan losses was $828,000 compared to $2.2 million for the six months ended June 30, 2010. These changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. In addition, the reductions in the provision for loan losses were primarily due to lower provision expense related to specific reserves recorded for impaired loans for the second quarter and six months ended June 30, 2011 compared to the same periods in 2010. The allowance for loan losses was $10.9 million or 0.89% of total loans outstanding at June 30, 2011, compared to $10.2 million or 0.86% of total loans outstanding at December 31, 2010. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.
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
Deposits
Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. At June 30, 2011, core deposits were 54.0% of total deposits. Deposits increased $81.6 million, or 5.6%, to $1.537 billion at June 30, 2011 from $1.455 million at December 31, 2010, primarily as a result of growth of $72.1 million in core deposits. The growth for the six months ended June 30, 2011 also reflects $26.8 million of new deposits in the three branches opened during the first half of 2011.
The following table summarizes the period end balance and the composition of deposits:

	June 30, 2011		December 31, 2010
		Percent of		Percent of
(Dollars in thousands)	Balance	Total Deposits	Balance	Total Deposits
Demand deposits	$122,833	8.0%	$111,423	7.7%
NOW deposits	134,592	8.8	134,677	9.3
Money market deposits	369,289	24.0	323,619	22.2
Regular and other deposits	203,332	13.2	188,178	12.9
Certificates of deposit	706,740	46.0	697,318	47.9

Total	$1,536,786	100.0%	$1,455,215	100.0%

Borrowings
We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. At June 30, 2011, total borrowings decreased $10.2 million, or 6.8%, to $138.5 million at June 30, 2011 from $148.7 million at December 31, 2010, reflecting $20.7 million of reductions in Federal Home Loan Bank advances partially offset by a $10.5 million increase in short-term borrowings. At June 30, 2011 and December 31, 2010, FHLB advances totaled $116.0 million and $136.7 million, respectively, with a weighted average rate of 2.58% and 2.63% at the end of each period. At June 30, 2011 and December 31, 2010, federal funds purchased totaled $22.5 million and $12.0 million, respectively, with a weighted average rate of 0.20% at the end of each of the period. At June 30, 2011, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.
Stockholders’ Equity
Total stockholders’ equity increased $3.8 million, or 1.8%, to $219.5 million at June 30, 2011, from $215.6 million at December 31, 2010. The increase for the six months ended June 30, 2011 was due primarily to $7.4 million in net income, partially offset by a $3.4 million increase in treasury stock resulting from the Company’s repurchase of 249,182 shares. Stockholders’ equity to assets was 11.41% at June 30, 2011, compared to 11.74% at December 31, 2010. Book value per share increased to $9.87 at June 30, 2011 from $9.59 at December 31, 2010. Tangible book value per share increased to $9.25 at June 30, 2011 from $8.98 at December 31, 2010. Market price per share increased $1.90, or 16.1%, to $13.69 at June 30, 2011 from $11.79 at December 31, 2010. At June 30, 2011, the Company and the Bank continued to exceed all regulatory capital requirements.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
Net Income
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
The Company recorded net income of $4.2 million, or $0.19 per diluted share, for the quarter ended June 30, 2011 compared to $3.2 million, or $0.15 per diluted share, for the quarter ended June 30, 2010. Income before income tax expense increased $1.6 million to $6.5 million, the net result of a decrease in the provision for loan loss of $308,000 and an increase in non-interest income of $3.2 million, partially offset by a decrease in net interest income of $1.2 million and an increase in non-interest expense of $744,000.
For the six months ended June 30, 2011, net income was $7.4 million, or $0.33 per diluted share compared to $6.1 million, or $0.28 per diluted share, for the six months ended June 30, 2010. Income before income tax expense increased $2.1 million to $11.6 million, the net result of a decrease in the provision for loan loss of $1.3 million and an increase in non-interest income of $4.4 million, partially offset by a decrease in net interest income of $1.6 million and an increase in non-interest expense of $2.0 million.
Return on average equity increased to 7.56% for the quarter ended June 30, 2011 and 6.73% for the six months ended June 30, 2011, compared to 6.24% and 5.94% for the respective periods of 2010. Return on average assets increased to 0.87% for the quarter ended June 30, 2011 and 0.78% for the six months ended June 30, 2011, compared to 0.75% and 0.72% for the respective periods of 2010.
Net Interest Income
Net interest income decreased $1.2 million, or 8.0%, to $14.1 million for the quarter ended June 30, 2011 from $15.3 million for the quarter ended June 30, 2010. The net interest rate spread and net interest margin were 3.02% and 3.20%, respectively, for the quarter ended June 30, 2011 compared to 3.67% and 3.85%, respectively, for the quarter ended June 30, 2010. For the six months ended June 30, 2011, net interest income decreased $1.6 million, or 5.2%, to $28.5 million from $30.1 million for the six months ended June 30, 2010. The net interest rate spread and net interest margin were 3.12% and 3.30%, respectively, for the six months ended June 30, 2011 compared to 3.71% and 3.88%, respectively, for the six months ended June 30, 2010. The decreases in net interest income were due primarily to deposit growth that was in excess of loan growth along with declines in yields on loans and securities for the second quarter and six months ended June 30, 2011 compared to the same periods in 2010.
The Company’s yield on loans declined by 33 basis points to 5.43%, which was partially offset by the increase in the average balance of the loan portfolio, which is principally comprised of real estate loans, of $21.9 million, or 1.9%, to $1.193 billion for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. For the six months ended June 30, 2011, the yield on loans declined by 23 basis points to 5.51%, which was partially offset by the increase in the average balance of the loan portfolio of $32.4 million, or 2.8%, to $1.194 billion compared to the six months ended June 30, 2010.
The average balance of the Company’s interest-bearing deposits increased $158.3 million, or 12.8%, to $1.399 billion, which was partially offset by a decline in the cost of interest-bearing deposits of seven basis points to 1.32% for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. For the six months ended June 30, 2011, the average balance of interest-bearing deposits increased $157.9 million, or 12.9%, to $1.378 billion, which was partially offset by a decline in the cost of interest-bearing deposits of seven basis points to 1.34% compared to the quarter ended June 30, 2010.
The Company’s yield on interest-earning assets declined by 75 basis points to 4.42% for the quarter ended June 30, 2011 compared to 5.17% for the quarter ended June 30, 2010, while the cost of interest-bearing liabilities declined ten basis points to 1.40% for the quarter ended June 30, 2011 compared to 1.50% for the quarter ended June 30, 2010. For the six months ended June 30, 2011, the yield on interest-earning assets declined by 67 basis points to 4.55% compared to 5.22% for the six months ended June 30, 2010, while cost of interest-bearing liabilities declined by eight basis points to 1.43% compared to 1.51% for the six months ended June 30, 2010.

Average Balance Sheets and Related Yields and Rates
The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of these tables, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances but are not deemed material. Loan fees are included in interest income on loans but are not material. None of the income reflected in the following table is tax-exempt income.

	For the Three Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,193,195	$16,164	5.43%	$1,171,274	$16,829	5.76%
Securities and certificates of deposits	394,273	3,187	3.24	351,891	3,634	4.14
Other interest-earning assets	177,701	117	0.26	67,882	36	0.21

Total interest-earning assets	1,765,169	19,468	4.42	1,591,047	20,499	5.17

Noninterest-earning assets	140,093			134,686

Total assets	$1,905,262			$1,725,733

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$129,434	141	0.44	$114,469	136	0.48
Money market deposits	363,043	872	0.96	307,323	888	1.16
Regular and other deposits	200,490	277	0.55	186,255	256	0.55
Certificates of deposit	706,260	3,326	1.89	632,873	3,030	1.92

Total interest-bearing deposits	1,399,227	4,616	1.32	1,240,920	4,310	1.39
Borrowings	148,454	791	2.14	156,160	910	2.34

Total interest-bearing liabilities	1,547,681	5,407	1.40	1,397,080	5,220	1.50

Noninterest-bearing demand deposits	119,346			104,493
Other noninterest-bearing liabilities	17,772			16,497

Total liabilities	1,684,799			1,518,070
Total stockholders’ equity	220,463			207,663

Total liabilities and stockholders’ equity	$1,905,262			$1,725,733

Net interest-earning assets	$217,488			$193,967

Net interest income		$14,061			$15,279

Interest rate spread (2)			3.02%			3.67%
Net interest margin (3)			3.20%			3.85%
Average interest-earning assets to average interest-bearing liabilities		114.05%			113.88%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,518,573	$4,616	1.22%	$1,345,413	$4,310	1.28%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,667,027	$5,407	1.30%	$1,501,573	$5,220	1.39%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

	For the Six Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,193,679	$32,610	5.51%	$1,161,329	$33,039	5.74%
Securities and certificates of deposits	383,668	6,553	3.44	346,640	7,297	4.25
Other interest-earning assets	166,067	202	0.25	53,551	48	0.18

Total interest-earning assets	1,743,414	39,365	4.55	1,561,520	40,384	5.22

Noninterest-earning assets	138,059			136,662

Total assets	$1,881,473			$1,698,182

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$129,233	290	0.45	$111,137	265	0.48
Money market deposits	349,978	1,739	1.00	304,069	1,781	1.18
Regular and other deposits	196,104	537	0.55	182,616	502	0.55
Certificates of deposit	702,714	6,623	1.90	622,354	5,961	1.93

Total interest-bearing deposits	1,378,029	9,189	1.34	1,220,176	8,509	1.41
Borrowings	152,281	1,680	2.22	156,040	1,825	2.36

Total interest-bearing liabilities	1,530,310	10,869	1.43	1,376,216	10,334	1.51

Noninterest-bearing demand deposits	116,294			99,701
Other noninterest-bearing liabilities	15,579			16,664

Total liabilities	1,662,183			1,492,581
Total stockholders’ equity	219,290			205,601

Total liabilities and stockholders’ equity	$1,881,473			$1,698,182

Net interest-earning assets	$213,104			$185,304

Net interest income		$28,496			$30,050

Interest rate spread (2)			3.12%			3.71%
Net interest margin (3)			3.30%			3.88%
Average interest-earning assets to average interest-bearing liabilities		113.93%			113.46%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,494,323	$9,189	1.24%	$1,319,877	$8,509	1.30%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,646,604	$10,869	1.33%	$1,475,917	$10,334	1.41%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 Compared to 2010			2011 Compared to 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$311	$(976)	$(665)	$905	$(1,334)	$(429)
Securities and certificates of deposits	404	(851)	(447)	726	(1,470)	(744)
Other interest-earning assets	70	11	81	132	22	154

Total	785	(1,816)	(1,031)	1,763	(2,782)	(1,019)

Interest Expense:
Deposits	530	(224)	306	1,086	(406)	680
Borrowings	(43)	(76)	(119)	(43)	(102)	(145)

Total	487	(300)	187	1,043	(508)	535

Change in net interest income	$298	$(1,516)	$(1,218)	$720	$(2,274)	$(1,554)

Provision for Loan Losses
The Company’s provision for loan losses was $486,000 for the quarter ended June 30, 2011 compared to $794,000 for the quarter ended June 30, 2010. For the six months ended June 30, 2011, the provision for loan losses was $828,000 compared to $2.2 million for the six months ended June 30, 2010. These changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. In addition, the reductions in the provision for loan losses were primarily due to lower provision expense related to specific reserves recorded for impaired loans for the second quarter and six months ended June 30, 2011 compared to the same periods in 2010. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”
Non-Interest Income
Non-interest income increased $3.2 million, or 145.4%, to $5.5 million for the quarter ended June 30, 2011 from $2.2 million for the quarter ended June 30, 2010, primarily due to increases of $2.9 million in gain on sales of securities and $227,000 in equity income from the Company’s Hampshire First Bank affiliate. For the six months ended June 30, 2011, non-interest income increased $4.4 million, or 92.4%, to $9.1 million from $4.7 million for the six months ended June 30, 2010, primarily due to increases of $3.8 million in gain on sales of securities and $642,000 in equity income from Hampshire First Bank.
Gain on sales of securities, net, of $2.9 million for the quarter ended June 30, 2011 included $1.5 million from sales of corporate bonds, $907,000 from sales of collateralized debt obligations acquired as part of the Mt. Washington merger and $502,000 from sales of marketable equity securities. For the six months ended June 30, 2011, gain on sales of securities, net, of $3.8 million also included $867,000 from sales of marketable equity securities during the quarter ended March 31, 2011.

Non-Interest Expense
Non-interest expense increased $744,000, or 6.3%, to $12.5 million for the quarter ended June 30, 2011 from $11.7 million for the quarter ended June 30, 2010, primarily due to increases of $612,000 in salaries and employee benefits and $160,000 in occupancy and equipment expenses. For the six months ended June 30, 2011, non-interest expense increased $2.0 million, or 8.7%, to $25.1 million from $23.1 million for the six months ended June 30, 2010, primarily due to increases of $1.5 million in salaries and employee benefits and $593,000 in occupancy and equipment expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were associated with two new branches opened in January 2011, another new branch opened in May 2011 and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 75.22% for the quarter ended June 30, 2011 compared to 67.06% for the quarter ended June 30, 2010. For the six months ended June 30, 2011, the efficiency ratio was 74.29% compared to 66.39% for the quarter ended June 30, 2010.
The Bank received regulatory approval to open new branches in Cambridge and Danvers, Massachusetts as planned for the fourth quarter of 2011. In July, 2011, the Bank also announced the establishment of a new commercial and industrial lending division comprised of a veteran team of bankers. As a result of this planned business expansion, the Company expects to incur increases in staffing, facilities and other overhead expenses.
Income Tax Provision
The Company recorded a provision for income taxes of $2.4 million for the quarter ended June 30, 2010, reflecting an effective tax rate of 36.4%, compared to $1.7 million, or 34.8%, for the quarter ended June 30, 2010. For the six months ended June 30, 2011, the provision for income taxes was $4.3 million, reflecting an effective tax rate of 36.7%, compared to $3.4 million, or 35.9%, for the six months ended June 30, 2010. The increases in the income tax provision were primarily due to the increases in pre-tax income.

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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $226.8 million. In addition, at June 30, 2011, we had $75.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On June 30, 2011, we had $116.0 million of advances outstanding.
A significant use of our liquidity is the funding of loan originations. At June 30, 2011 and December 31, 2010, we had total loan commitments outstanding, as follows:

	June 30,	December 31,
(In thousands)	2011	2010
Unadvanced portion of existing loans:
Construction	$71,298	$64,722
Home equity line of credit	39,164	39,791
Other lines and letters of credit	6,692	7,095
Commitments to originate:
One-to four-family	5,666	15,362
Commercial real estate	60,243	65,187
Construction	29,241	12,625
Other loans	4,821	2,783

Total loan commitments outstanding	$217,125	$207,565

Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. The Bank provided participating checking accounts with overdraft account protection covering $13.2 million of balances as of June 30, 2011. We also have a seven year contract with our core data processing provider with an outstanding commitment of $14.5 million as of June 30, 2011, with total annual payments of $2.2 million. The Bank is also developing plans to open new branches on leased property in Cambridge, Massachusetts and Danvers, Massachusetts later in 2011.
Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2011 totaled $474.0 million, or 67.1% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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

Capital Management
Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.
The following table details both the Company’s and Bank’s actual and minimum regulatory capital ratios.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital (to Risk Weighted Assets):
Company	$211,862	14.2%	$119,140	8.0%	N/A	N/A
Bank	171,242	11.7	116,814	8.0	$146,018	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	198,644	13.3	59,570	4.0	N/A	N/A
Bank	158,021	10.8	58,407	4.0	87,611	6.0

Tier 1 Capital (to Average Assets):
Company	198,644	10.6	75,287	4.0	N/A	N/A
Bank	158,021	8.5	73,980	4.0	92,475	5.0

December 31, 2010
Total Capital (to Risk Weighted Assets):
Company	$206,416	14.1%	$116,907	8.0%	N/A	N/A
Bank	162,779	11.4	114,514	8.0	$143,142	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	193,828	13.3	58,453	4.0	N/A	N/A
Bank	150,161	10.5	57,257	4.0	85,885	6.0

Tier 1 Capital (to Average Assets):
Company	193,828	10.8	71,892	4.0	N/A	N/A
Bank	150,161	8.5	70,637	4.0	88,296	5.0
We may use capital management tools such as cash dividends and common share repurchases. However, Massachusetts Commissioner of Banks regulations restrict stock repurchases by Meridian Interstate Bancorp within three years of the stock offering completed in January 2008 unless the repurchase: (i) is part of a general repurchase made on a pro rata basis pursuant to an offering approved by the Commissioner of the Banks and made to all stockholders of Meridian Interstate Bancorp (other than Meridian Financial Services with the approval of the Commissioner of Banks); (ii) is limited to the repurchase of qualifying shares of a director; (iii) is purchased in the open market by a tax-qualified or non tax-qualified employee stock benefit plan of Meridian Interstate Bancorp or East Boston Savings Bank in an amount reasonable and appropriate to fund the plan; or (iv) is limited to stock repurchases of no greater than 5% of the outstanding capital stock of Meridian Interstate Bancorp where compelling and valid business reasons are established to the satisfaction of the Commissioner of Banks. In addition, pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases. Meridian Interstate Bancorp is also subject to the Federal Reserve Board’s notice guidelines for stock repurchases.

In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock. As of June 30, 2011, the Company had repurchased 438,009 shares of its stock at an average price of $12.45 per share as included in treasury stock, or 92.7% of the shares authorized for repurchase under the Company’s third stock repurchase program. The Company has repurchased 1,369,509 shares since December 2008.
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
For the six months ended June 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
The following table reflects changes in estimated net interest income for the Bank at July 1, 2011 through June 30, 2012.

Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
(Dollars in Thousands)
300	$55,474	$(4,439)	(7.41)%
Flat	59,913
-50	58,439	(1,474)	(2.46)

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
Item 1a. risk factors
For information regarding our risk factors, see “Risk Factors,” in our 2010 Annual Report on Form 10-K, filed with the SEC on March 16, 2011, which is available through the SEC’s website at www.sec.gov. As of June 30, 2011, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Item 2. unregistered sales of equity securities and use of proceeds
(a.) — (b.) Not applicable.

(c.) The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	(a)	(b)	Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid Per Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs (1)	Programs
April 1 – 30, 2011	50,000	$13.58	50,000	210,265
May 1 – 31, 2011	157,418	$13.57	157,418	52,847
June 1 – 30, 2011	18,428	$13.06	18,428	34,419

Total	225,846	$13.53	225,846	34,419

(1)
In April 2010, the Commonwealth of Massachusetts Office of the Commissioner of Banks approved the Company’s application to repurchase up to 5% of its outstanding common stock not held by its mutual holding company parent, or 472,428 shares of its common stock.

Item 3. defaults upon senior secutiries
Not applicable.
Item 4. [removed and reserved]
Item 5. other information
None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	[Reserved]
10.9	[Reserved]
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements for the quarter ended June 30,2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)
Dated: August 9, 2011	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2011	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)