Form 10-Q
period 2011-09-30
MERIDIAN INTERSTATE BANCORP INC
filed 2011-11-09
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 2, 2011, the registrant had 22,181,271 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2011	2010
ASSETS
Cash and due from banks	$229,137	$155,430
Federal funds sold	63	63

Total cash and cash equivalents	229,200	155,493

Certificates of deposit — affiliate bank	2,500	—
Securities available for sale, at fair value	339,135	360,602
Federal Home Loan Bank stock, at cost	12,538	12,538
Loans held for sale	5,891	13,013

Loans	1,246,703	1,183,717
Less allowance for loan losses	(12,130)	(10,155)

Loans, net	1,234,573	1,173,562

Bank-owned life insurance	34,748	33,829
Foreclosed real estate, net	3,684	4,080
Investment in affiliate bank	12,629	11,497
Premises and equipment, net	35,800	34,425
Accrued interest receivable	6,799	7,543
Prepaid deposit insurance	1,653	3,026
Deferred tax asset, net	8,360	5,441
Goodwill	13,687	13,687
Other assets	3,434	7,094

Total assets	$1,944,631	$1,835,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$134,537	$111,423
Interest-bearing	1,431,636	1,343,792

Total deposits	1,566,173	1,455,215

Short-term borrowings — affiliate bank	7,468	1,949
Short-term borrowings — other	10,052	10,037
Long-term debt	115,709	136,697
Accrued expenses and other liabilities	27,834	16,321

Total liabilities	1,727,236	1,620,219

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	97,499	97,005
Retained earnings	132,569	122,563
Accumulated other comprehensive income	3,414	8,038
Treasury stock, at cost, 553,019 and 192,218 shares at September 30, 2011 and December 31, 2010, respectively	(6,920)	(2,121)
Unearned compensation — ESOP, 672,750 and 703,800 shares at September 30, 2011 and December 31, 2010, respectively	(6,727)	(7,038)
Unearned compensation — restricted shares, 318,295 and 326,905 at September 30, 2011 and December 31, 2010, respectively	(2,440)	(2,836)

Total stockholders’ equity	217,395	215,611

Total liabilities and stockholders’ equity	$1,944,631	$1,835,830

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$16,458	$17,491	$49,068	$50,530
Interest on debt securities	2,610	3,461	8,611	10,291
Dividends on equity securities	257	232	792	665
Interest on certificates of deposit	8	8	25	42
Interest on other interest-earning assets	104	36	306	84

Total interest and dividend income	19,437	21,228	58,802	61,612

Interest expense:
Interest on deposits	4,426	4,355	13,615	12,864
Interest on short-term borrowings	9	11	32	55
Interest on long-term debt	769	868	2,426	2,649

Total interest expense	5,204	5,234	16,073	15,568

Net interest income	14,233	15,994	42,729	46,044
Provision for loan losses	1,563	77	2,391	2,245

Net interest income, after provision for loan losses	12,670	15,917	40,338	43,799

Non-interest income:
Customer service fees	1,401	1,555	4,196	4,459
Loan fees	245	238	708	536
Gain on sales of loans, net	873	309	1,478	1,073
Gain on sales of securities, net	467	785	4,256	785
Income from bank-owned life insurance	304	286	919	865
Equity income on investment in affiliate bank	314	145	1,132	321

Total non-interest income	3,604	3,318	12,689	8,039

Non-interest expenses:
Salaries and employee benefits	7,666	6,967	21,825	19,580
Occupancy and equipment	1,765	1,670	5,850	5,164
Data processing	729	779	2,189	2,282
Data processing contract termination cost	—	3,075	—	3,075
Marketing and advertising	551	373	1,632	1,419
Professional services	537	465	2,002	1,940
Foreclosed real estate	30	28	130	304
Deposit insurance	211	578	1,469	1,670
Other general and administrative	771	710	2,268	2,297

Total non-interest expenses	12,260	14,645	37,365	37,731

Income before income taxes	4,014	4,590	15,662	14,107
Provision for income taxes	1,384	1,619	5,656	5,034

Net income	$2,630	$2,971	$10,006	$9,073

Earnings per share:
Basic	$0.12	$0.13	$0.46	$0.41
Diluted	$0.12	$0.13	$0.46	$0.41

Weighted average shares:
Basic	21,721,219	22,033,643	21,851,237	22,096,747
Diluted	21,843,081	22,037,561	21,976,728	22,103,406
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Shares of No			Accumulated
	Par Common	Additional		Other		Unearned	Unearned
	Stock	Paid-in	Retained	Comprehensive	Treasury	Compensation—	Compensation—
(Dollars in thousands)	Outstanding	Capital	Earnings	Income	Stock	ESOP	Restricted Shares	Total
Nine Months Ended September 30, 2010
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415

Comprehensive income:
Net income	—	—	9,073	—	—	—	—	9,073
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	3,247	—	—	—	3,247
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	102	—	—	—	102

Total comprehensive income								12,422

Purchase of treasury stock	(153,367)	—	—	—	(1,710)	—	—	(1,710)
ESOP shares earned (31,050 shares)	—	17	—	—	—	311	—	328
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—
Share-based compensation expense	2,620	381	—	—	—	—	377	758

Balance at September 30, 2010	22,461,927	$96,865	$118,262	$8,932	$(1,740)	$(7,141)	$(2,965)	$212,213

Nine Months Ended September 30, 2011
Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611

Comprehensive income:
Net income	—	—	10,006	—	—	—	—	10,006
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(4,624)	—	—	—	(4,624)

Total comprehensive income								5,382

Purchase of treasury stock	(360,801)	—	—	—	(4,799)	—	—	(4,799)
ESOP shares earned (31,050 shares)	—	91	—	—	—	311	—	402
Share-based compensation expense	8,610	403	—	—	—	—	396	799

Balance at September 30, 2011	22,128,686	$97,499	$132,569	$3,414	$(6,920)	$(6,727)	$(2,440)	$217,395

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$10,006	$9,073
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(1,435)	(1,037)
Earned ESOP shares	402	328
Provision for loan losses	2,391	2,245
Amortization (accretion) of net deferred loan origination fees	250	(855)
Net amortization (accretion) of securities available for sale	501	(113)
Depreciation and amortization expense	1,764	1,804
Gain on sales of securities, net	(4,256)	(785)
Gain on sales of loans held in portfolio, net	—	(352)
Gain on sales and provision for foreclosed real estate, net	(130)	(125)
Deferred income tax provision (benefit)	166	(2,358)
Income from bank-owned life insurance	(919)	(865)
Equity income on investment in affiliate bank	(1,132)	(321)
Share-based compensation expense	799	758
Net changes in:
Loans held for sale	7,122	(565)
Accrued interest receivable	744	724
Prepaid deposit insurance	1,373	1,542
Other assets	3,660	3,735
Accrued expenses and other liabilities	11,513	3,933

Net cash provided by operating activities	32,819	16,766

Cash flows from investing activities:
Cash provided by business combination	—	14,422
Purchases of certificates of deposit	(2,500)	—
Maturities of certificates of deposit	—	3,100
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	124,597	54,336
Net redemption (purchases) of mutual funds	4,705	(6,130)
Proceeds from sales	41,274	5,943
Purchases	(152,810)	(58,314)
Loans originated, net of principal payments received	(65,433)	(70,003)
Proceeds from sales of fixed-rate loans held in portfolio	—	34,488
Purchases of premises and equipment	(3,077)	(1,396)
Capitalized costs on foreclosed real estate	(42)	(364)
Proceeds from sales of foreclosed real estate	1,993	3,525

Net cash used in investing activities	(51,293)	(20,393)

(continued)
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash flows from financing activities:
Net increase in deposits	111,446	107,330
Net change in borrowings with maturities less than three months	5,534	(6,410)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	15,475
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(20,000)	(10,050)
Purchase of treasury stock	(4,799)	(1,710)

Net cash provided by financing activities	92,181	104,635

Net change in cash and cash equivalents	73,707	101,008

Cash and cash equivalents at beginning of period	155,493	19,966

Cash and cash equivalents at end of period	$229,200	$120,974

Supplemental cash flow information:
Interest paid on deposits	$14,197	$12,807
Interest paid on borrowings	3,516	3,665
Income taxes paid, net of refunds	1,969	5,430
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,425	1,635
In conjunction with the purchase acquisition:
Fair value of assets acquired, net of cash acquired	—	450,648
Fair value of liabilities assumed	—	465,070
See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Meridian Interstate Bancorp, Inc. (the “Company”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank (the “Bank”) to be its holding company. Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate Bancorp owns approximately 40% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. Meridian Financial Services, Incorporated is our Massachusetts-chartered mutual holding company parent. As a mutual holding company, Meridian Financial Services is a non-stock company. Meridian Financial Services owns 59.5% of Meridian Interstate Bancorp’s common stock.
The accompanying unaudited interim consolidated financial statements of Meridian Interstate Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Meridian Interstate included in Meridian Interstate’s Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011, and is available through the SEC’s website at www.sec.gov.
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
2. RECENT ACCCOUNTING PRONOUNCEMENTS
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of ASU 2011-02. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of ASU 2011-02. The adoption of ASU 2011-02 resulted in additional disclosures — see Note 6.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

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
In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU No. 2011-08 provides amended guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the amended guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not anticipate the adoption of ASU No. 2011-08 will have a material impact on its consolidated financial statements.
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
Forward loan sale commitments and derivative loan commitments — Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.
Off-balance sheet credit-related instruments — Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is considered immaterial.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets
Securities available for sale
Debt securities:
Corporate bonds	$—	$176,030	$—	$176,030
Government-sponsored enterprises	—	76,645	—	76,645
Municipal bonds	—	7,627	—	7,627
Residential mortgage-backed securities:
Government-sponsored enterprises	—	28,544	—	28,544
Private label	—	7,698	—	7,698

Total debt securities	—	296,544	—	296,544

Marketable equity securities:
Common stocks	33,405	—	—	33,405
Money market mutual funds	9,186	—	—	9,186

Total marketable equity securities	42,591	—	—	42,591

Total securities available for sale	42,591	296,544	—	339,135
Derivative loan commitments	—	—	653	653

Total assets	$42,591	$296,544	$653	$339,788

Liabilities
Forward loan sale commitments	$—	$—	$251	$251

Total liabilities	$—	$—	$251	$251

	December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets
Debt securities:
Corporate bonds	$—	$222,038	$—	$222,038
Government-sponsored enterprises	—	35,900	—	35,900
Municipal bonds	—	6,493	—	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	—	34,542	—	34,542
Private label	—	10,334	—	10,334
Other debt securities	—	—	641	641

Total debt securities	—	309,307	641	309,948

Marketable equity securities:
Common stocks	36,765	—	—	36,765
Money market mutual funds	13,889	—	—	13,889

Total marketable equity securities	50,654	—	—	50,654

Total securities available for sale	$50,654	$309,307	$641	$360,602

For the three and nine months ended September 30, 2011, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Assets
		Derivative loan
		commitments and
	Securities	forward loan sale
(In thousands)	available for sale	commitments, net
For the three months ended September 30, 2011:
Balance as of June 30, 2010	$—	$—
Securities sold	—	—
Total realized and unrealized gains included net income	—	402

Balance as of September 30, 2011	$—	$402

Total realized gain on sales of Level 3 securities for the three months ended September 30, 2011	$—	$402

For the nine months ended September 30, 2011:
Balance as of December 31, 2010	$641	$—
Securities sold	(641)	—
Total realized and unrealized gains included net income	$—	$402

Balance as of September 30, 2011	$—	$402

Total realized gain on sales of Level 3 securities for the nine months ended September 30, 2011	$907	$—

Total unrealized gains (losses) relating to instruments still held at September 30, 2011	$—	$402

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

				Three Months Ended	Nine Months Ended
	September 30, 2011			September 30, 2011	September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$6,876	$(286)	$(337)
Foreclosed real esate	—	—	3,684	(90)	(90)

	$—	$—	$10,560	$(376)	$(427)

				Three Months Ended	Nine Months Ended
	September 30, 2010			September 30, 2010	September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$10,762	$(27)	$(943)
Foreclosed real esate	—	—	3,215	(51)	(51)

	$—	$—	$13,977	$(78)	$(994)

	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$6,274
Foreclosed real esate	—	—	4,080

	$—	$—	$10,354

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$229,200	$229,200	$155,493	$155,493
Certificates of deposit	2,500	2,522	—	—
Securities available for sale	339,135	339,135	360,602	360,602
Federal Home Loan Bank stock	12,538	12,538	12,538	12,538
Loans and loans held for sale, net	1,240,464	1,268,822	1,186,575	1,195,661
Accrued interest receivable	6,799	6,799	7,543	7,543
Derivative loan commitments	653	653	—	—

Financial liabilities:
Deposits	1,566,173	1,573,338	1,455,215	1,463,016
Borrowings	133,229	137,990	148,683	153,618
Accrued interest payable	967	967	1,131	1,131
Forward loan sale commitments	251	251	—	—

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
Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010

Net income available to common stockholders	$2,630	$2,971	$10,006	$9,073

Average number of common shares outstanding	21,503,138	21,766,532	21,638,677	21,830,598
Effect of unvested stock awards	218,081	267,111	212,560	266,149

Basic weighted average shares outstanding	21,721,219	22,033,643	21,851,237	22,096,747
Effect of dilutive stock options	121,862	3,918	125,491	6,659

Diluted weighted average shares outstanding	21,843,081	22,037,561	21,976,728	22,103,406

Earnings per share:
Basic	$0.12	$0.13	$0.46	$0.41
Diluted	$0.12	$0.13	$0.46	$0.41
Options of 36,500 and 502,572 shares for the three months ended September 30, 2011 and 2010, respectively, and options of 21,833 and 566,284 shares for the nine months ended September 30, 2011 and 2010, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.
5. SECURITIES
All securities held by the Company as of September 30, 2011 and December 31, 2010 were classified as available for sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.
At September 30, 2011, the securities portfolio was $339.1 million, or 17.4% of total assets. At that date, 51.9% of the securities portfolio, or $176.0 million, was invested in corporate bonds. As of September 30, 2011, the fair value of corporate debt and marketable equity securities in the financial services sector amounted to $92.8 million, and $4.4 million, respectively.

The following table sets forth the amortized cost and fair value of our securities available for sale.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2011
Debt securities:
Corporate bonds:
Financial services	$92,741	$1,306	$(1,273)	$92,774
Industry and manufacturing	21,635	799	—	22,434
Consumer products and services	23,384	1,169	—	24,553
Technology	12,773	252	(2)	13,023
Healthcare	19,642	970	—	20,612
Other	2,542	92	—	2,634

Total corporate bonds	172,717	4,588	(1,275)	176,030
Government-sponsored enterprises	76,407	292	(54)	76,645
Municipal bonds	7,438	192	(3)	7,627
Residential mortgage-backed securities:
Government-sponsored enterprises	27,170	1,374	—	28,544
Private label	7,707	248	(257)	7,698

Total debt securities	291,439	6,694	(1,589)	296,544

Marketable equity securities:
Common stocks:
Financial services	5,253	210	(1,094)	4,369
Industry and manufacturing	4,676	399	(232)	4,843
Consumer products and services	13,450	1,255	(443)	14,262
Technology	2,479	545	(53)	2,971
Healthcare	2,963	253	(35)	3,181
Other	3,304	486	(11)	3,779

Total common stocks	32,125	3,148	(1,868)	33,405
Money market mutual funds	9,199	—	(13)	9,186

Total marketable equity securities	41,324	3,148	(1,881)	42,591

Total securities available for sale	$332,763	$9,842	$(3,470)	$339,135

December 31, 2010
Debt securities:
Corporate bonds:
Financial services	$79,896	$1,983	$(266)	$81,613
Industry and manufacturing	32,875	1,595	—	34,470
Consumer products and services	39,173	1,895	—	41,068
Technology	29,280	948	—	30,228
Healthcare	21,687	783	—	22,470
Other	11,714	475	—	12,189

Total corporate bonds	214,625	7,679	(266)	222,038
Government-sponsored enterprises	36,062	77	(239)	35,900
Municipal bonds	6,583	10	(100)	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	33,625	927	(10)	34,542
Private label	9,737	687	(90)	10,334
Other debt securities	641	—	—	641

Total debt securities	301,273	9,380	(705)	309,948

Marketable equity securities:
Common stocks:
Financial services	5,482	975	(104)	6,353
Industry and manufacturing	3,994	1,532	—	5,526
Consumer products and services	12,763	2,113	(29)	14,847
Technology	3,189	512	—	3,701
Healthcare	3,253	341	(21)	3,573
Other	2,663	123	(21)	2,765

Total common stocks	31,344	5,596	(175)	36,765
Money market mutual funds	13,904	—	(15)	13,889

Total marketable equity securities	45,248	5,596	(190)	50,654

Total securities available for sale	$346,521	$14,976	$(895)	$360,602

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011 are as follows. Expected maturities may differ from contractual maturities because` issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Corporate bonds:
Financial services	$21,294	$21,468	$60,925	$60,827	$10,522	$10,479	$92,741	$92,774
Industry and manufacturing	14,589	14,992	7,046	7,442	—	—	21,635	22,434
Consumer products and services	7,715	7,931	15,669	16,622	—	—	23,384	24,553
Technology	9,264	9,484	3,509	3,539	—	—	12,773	13,023
Healthcare	6,551	6,806	13,091	13,806	—	—	19,642	20,612
Other	1,517	1,553	1,025	1,081	—	—	2,542	2,634

Total corporate bonds	60,930	62,234	101,265	103,317	10,522	10,479	172,717	176,030
Government-sponsored enterprises	89	92	34,154	34,321	42,164	42,232	76,407	76,645
Municipal bonds	—	—	5,957	6,082	1,481	1,545	7,438	7,627
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	6	6	27,164	28,538	27,170	28,544
Private label	—	—	—	—	7,707	7,698	7,707	7,698

Total	$61,019	$62,326	$141,382	$143,726	$89,038	$90,492	$291,439	$296,544

For the nine months ended September 30, 2011, proceeds from sales of securities available for sale amounted to $41.3 million. Gross gains and losses of $4.4 million and $131,000, respectively, were realized on those sales.
Information pertaining to securities available for sale as of September 30, 2011 and December 31, 2010, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
September 30, 2011
Debt securities:
Corporate bonds:
Financial services	$1,263	$34,982	$10	$989
Technology	2	2,509	—	—
Government-sponsored enterprises	54	6,946	—	—
Municipal bonds	3	1,247	—	—
Residential mortgage-backed securities:
Private label	257	1,955	—	—

Total debt securities	1,579	47,639	10	989

Marketable equity securities:
Common stocks:
Financial services	871	2,613	223	442
Industry and manufacturing	232	1,975	—	—
Consumer products and services	443	4,302	—	—
Technology	53	706	—	—
Healthcare	35	637	—	—
Other	11	357	—	—

Total common stocks	1,645	10,590	223	442
Money market mutual funds	13	986	—	—

Total marketable equity securities	1,658	11,576	223	442

Total temporarily impaired securities	$3,237	$59,215	$233	$1,431

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2010
Debt securities:
Corporate bonds — financial services	$213	$18,533	$53	$5,947
Government-sponsored enterprises	239	25,254	—	—
Municipal bonds	100	4,983	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	10	271	—	—
Private label	90	1,933	—	—

Total debt securities	652	50,974	53	5,947

Marketable equity securities:
Common stocks:
Financial services	15	706	89	735
Consumer products and services	29	882	—	—
Healthcare	21	240	—	—
Other	21	728	—	—

Total common stocks	86	2,556	89	735
Money market mutual funds	15	968	—	—

Total marketable equity securities	101	3,524	89	735

Total temporarily impaired securities	$753	$54,498	$142	$6,682

The Company determined no securities were other-than-temporarily impaired for the nine months ended September 30, 2011. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.
As of September 30, 2011, the net unrealized gain on the total debt securities portfolio was $5.1 million. At September 30, 2011, 38 debt securities had unrealized losses with aggregate depreciation of 3.2% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.
As of September 30, 2011, the net unrealized gain on the total equity portfolio was $1.3 million. At September 30, 2011, 32 marketable equity securities have unrealized losses with aggregate depreciation of 13.5% from the Company’s cost basis. Three equity securities had market value declines of 25.0% or more, with net unrealized losses of $709,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
Residential real estate:
One-to four-family	$403,062	32.2%	$402,887	34.0%
Multi-family	177,755	14.3	135,290	11.4
Home equity lines of credit	64,247	5.2	62,750	5.3
Commercial real estate	463,574	37.2	433,504	36.6
Construction	97,539	7.8	113,142	9.6

Total real estate loans	1,206,177	96.7	1,147,573	96.9
Commercial business loans	35,585	2.9	30,189	2.6
Consumer	5,024	0.4	6,043	0.5

Total loans	1,246,786	100.0%	1,183,805	100.0%

Allowance for loan losses	(12,130)		(10,155)
Net deferred loan origination fees	(83)		(88)

Loans, net	$1,234,573		$1,173,562

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2011 and December 31, 2010, the Company was servicing loans for participants aggregating $25.3 million and $22.5 million, respectively.
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
The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	September 30,	December 31,
(In thousands)	2011	2010
Residential real estate:
One-to four-family	$7,977	$10,685
Multi-family	1,871	2,120
Home equity lines of credit	392	667
Commercial real estate	3,284	4,769
Construction	1,670	2,361

Total mortgage loans on real estate	15,194	20,602

Other loans:
Commercial business loans	95	111
Consumer	4	5

	99	116

Outstanding principal balance	15,293	20,718
Nonaccretable discount	(3,180)	(4,216)

Carrying amount	$12,113	$16,502

An analysis of the allowance for loan losses and related information follows:

			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total
	For the Three Months Ended September 30, 2011
Beginning Balance	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861
Provision for loan loss	332	53	82	465	394	214	23	—	1,563
Charge-offs	—	—	—	(75)	(444)	—	(37)	—	(556)
Recoveries	47	—	3	3	200	—	9	—	262

Ending Balance	$1,627	$1,435	$260	$6,386	$1,599	$752	$71	$—	$12,130

	For the Nine Months Ended September 30, 2011
Beginning Balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision for loan loss	532	354	56	1,284	(258)	337	86	—	2,391
Charge-offs	(135)	—	(27)	(149)	(675)	(33)	(85)	—	(1,104)
Recoveries	100	43	4	13	490	—	38	—	688

Ending Balance	$1,627	$1,435	$260	$6,386	$1,599	$752	$71	$—	$12,130

	At September 30, 2011
Amount of allowance for loan losses for loans deemed to be impaired	$85	$—	$8	$257	$—	$107	$—	$—	$457
Amount of allowance for loan losses for loans not deemed to be impaired	1,542	1,435	252	6,129	1,599	645	71	—	11,673

	$1,627	$1,435	$260	$6,386	$1,599	$752	$71	$—	$12,130

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$3,890	$4,188	$124	$13,083	$32,039	$1,554	$—	$—	$54,878
Loans not deemed to be impaired	399,172	173,567	64,123	450,491	65,500	34,031	5,024	—	1,191,908

	$403,062	$177,755	$64,247	$463,574	$97,539	$35,585	$5,024	$—	$1,246,786

	At December 31, 2010
Amount of allowance for loan losses for loans deemed to be impaired	$37	$—	$8	$38	$18	$19	$—	$—	$120
Amount of allowance for loan losses for loans not deemed to be impaired	1,093	1,038	219	5,200	2,024	429	32	—	10,035

	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$10	$—	$—	$—	$—	$10

Loans deemed to be impaired	$4,200	$3,732	$125	$11,710	$17,611	$186	$—	$—	$37,564
Loans not deemed to be impaired	398,687	131,558	62,625	421,794	95,531	30,003	6,043	—	1,146,241

	$402,887	$135,290	$62,750	$433,504	$113,142	$30,189	$6,043	$—	$1,183,805

			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total
	For the Three Months Ended September 30, 2010
Beginning Balance	$2,328	$1,046	$129	$4,877	$2,388	$345	$152	$—	$11,265
Provision for loan loss	(408)	32	4	335	101	11	2	—	77
Charge-offs	157	—	—	(106)	(156)	—	(33)	—	(138)
Recoveries	(23)	—	—	—	291	—	11	—	279

Ending Balance	$2,054	$1,078	$133	$5,106	$2,624	$356	$132	$—	$11,483

	For the Nine Months Ended September 30, 2010
Beginning Balance	$1,730	$467	$128	$4,435	$1,859	$586	$37	$—	$9,242
Provision for loan loss	302	611	5	777	630	(230)	150	—	2,245
Charge-offs	(1)	—	—	(106)	(156)	—	(83)	—	(346)
Recoveries	23	—	—	—	291	—	28	—	342

Ending Balance	$2,054	$1,078	$133	$5,106	$2,624	$356	$132	$—	$11,483

	At September 30, 2010
Amount of allowance for loan losses for loans deemed to be impaired	$197	$71	$—	$394	$425	$84	$—	$—	$1,171
Amount of allowance for loan losses for loans not deemed to be impaired	1,857	1,007	133	4,712	2,199	272	132	—	10,312

	$2,054	$1,078	$133	$5,106	$2,624	$356	$132	$—	$11,483

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$196	$—	$—	$—	$—	$196

Loans deemed to be impaired	$4,391	$4,616	$100	$11,628	$17,393	$124	$—	$—	$38,252
Loans not deemed to be impaired	424,158	123,552	73,480	397,270	110,236	29,398	6,909	—	1,165,003

	$428,549	$128,168	$73,580	$408,898	$127,629	$29,522	$6,909	$—	$1,203,255

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
The following table provides information about delinquencies in the Company’s loan portfolio at the dates indicated.

	September 30, 2011				December 31, 2010
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or Greater	Total	Days	Days	or Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real estate loans:
Residential real estate:
One-to four-family	$6,033	$1,038	$5,641	$12,712	$4,434	$799	$7,400	$12,633
Multi-family	665	2,300	—	2,965	2,630	—	860	3,490
Home equity lines of credit	1,499	325	886	2,710	1,129	322	1,769	3,220
Commercial real estate	1,256	1,380	2,298	4,934	1,265	534	2,735	4,534
Construction	—	49	12,703	12,752	—	—	6,969	6,969

Total real estate loans	9,453	5,092	21,528	36,073	9,458	1,655	19,733	30,846

Commercial business loans	42	338	636	1,016	15	48	385	448
Consumer	323	165	6	494	293	245	5	543

Total	$9,818	$5,595	$22,170	$37,583	$9,766	$1,948	$20,123	$31,837

Delinquent loans at September 30, 2011 and December 31, 2010 included $5.0 million and $6.8 million of loans acquired with evidence of credit deterioration.

The following table provides information with respect to the Company’s non-performing loans at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$13,385	$11,529
Multi-family	528	2,246
Home equity lines of credit	1,959	2,408
Commercial real estate	11,921	11,290
Construction	20,334	15,326

Total real estate loans	48,127	42,799

Commercial business loans	941	335
Consumer	—	—

Total non-accrual loans	$49,068	$43,134

Non-accrual loans at September 30, 2011 and December 31, 2010 included $6.6 million and $9.5 million of loans acquired with evidence of credit deterioration.
The following tables provide information with respect to the Company’s impaired loans at the dates and for the periods indicated.

	September 30, 2011			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
						Interest			Interest
		Unpaid		Average	Interest	Income	Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$2,732	$3,056	$—	$2,738	$42	$37	$2,619	$127	$119
Multi-family	4,188	4,216	—	4,175	39	78	3,437	222	254
Home equity lines of credit	100	100	—	100	2	—	100	5	4
Commercial real estate	7,938	8,302	—	6,545	213	188	4,020	374	336
Construction	32,039	33,512	—	26,477	798	618	21,748	1,474	975
Commercial business loans	548	573	—	543	10	6	290	30	18
Consumer	—	—	—	—	—	—	—	—	—

Total	47,545	49,759	—	40,578	1,104	927	32,214	2,232	1,706

Impaired loans with a valuation allowance:
One-to four-family	1,158	1,207	85	1,159	16	10	1,052	47	32
Multi-family	—	—	—	—	—	—	—	—	—
Home equity lines of credit	24	24	8	24	—	—	24	1	1
Commercial real estate	5,145	5,145	257	5,168	84	49	5,208	243	142
Construction	—	—	—	—	—	—	—	—	—
Commercial business loans	1,006	1,006	107	503	54	44	251	54	44
Consumer	—	—	—	—	—	—	—	—	—

Total	7,333	7,382	457	6,854	154	103	6,535	345	219

Total impaired loans	$54,878	$57,141	$457	$47,432	$1,258	$1,030	$38,749	$2,577	$1,925

	December 31, 2010			Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
						Interest			Interest
		Unpaid		Average	Interest	Income	Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$3,255	$3,255	$—	$2,575	$36	$37	$2,948	$110	$101
Multi-family	3,732	3,732	—	3,040	139	130	3,875	236	214
Home equity lines of credit	100	100	—	100	—	2	109	5	8
Commercial real estate	6,494	6,578	—	2,616	22	26	1,689	31	34
Construction	17,422	18,285	—	15,731	251	115	15,200	723	441
Commercial business loans	167	167	—	9	—	—	6	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total	31,170	32,117	—	24,071	448	310	23,827	1,105	798

Impaired loans with a valuation allowance:
One-to four-family	945	945	37	1,654	18	19	1,524	57	57
Multi-family	—	—	—	838	13	1	842	39	17
Home equity lines of credit	25	25	8	—	—	—	—	—	—
Commercial real estate	5,216	5,216	38	7,115	84	82	5,071	239	166
Construction	189	189	18	1,091	18	—	996	54	7
Commercial business loans	19	19	19	106	—	—	68	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total	6,394	6,394	120	10,804	133	102	8,501	389	247

Total impaired loans	$37,564	$38,511	$120	$34,875	$581	$412	$32,328	$1,494	$1,045

The following table provides information on loans modified as TDRs during the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,
	2011				2010
	Number of	Pre-Modification	Post-Modification	Coupon	Number of	Pre-Modification	Post-Modification	Coupon
(Dollars In thousands)	Loans	Balance	Balance	Rate	Loans	Balance	Balance	Rate
Real estate loans:
One-to four-family	3	$666	$666	4.8%	2	$386	$386	5.6%

Total	3	$666	$666	4.8%	2	$386	$386	5.6%

	For the Nine Months Ended September 30,
	2011				2010
	Number of	Pre-Modification	Post-Modification	Coupon	Number of	Pre-Modification	Post-Modification	Coupon
(Dollars In thousands)	Loans	Balance	Balance	Rate	Loans	Balance	Balance	Rate
Real estate loans:
One-to four-family	5	$1,242	$1,242	4.9%	5	$1,036	$1,036	5.6%
Multi-family	1	3,450	3,450	6.9	—	—	—	—
Commercial real estate	—	—	—	—	1	4,797	4,797	6.3
Construction	2	3,847	3,847	5.7	—	—	—	—

Total	8	$8,539	$8,539	6.1%	6	$5,833	$5,833	6.1%

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Adjusted interest rates	$666	$386	$6,542	$5,458
Combination of rate and maturity	—	—	1,997	375

Total	$666	$386	$8,539	$5,833

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.
The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
	2011		2010
	Number of	Recorded	Number of	Recorded
(Dollars In thousands)	Loans	Investment	Loans	Investment
Real estate loans:
One-to four-family	1	$223	2	$589

Total	1	$223	2	$589

Losses on loans modified as TDRs, if any, are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Loans modified as TDRs with payment defaults are considered in the general component of the allowance for loan losses for each of the Company’s loan portfolio segments. The Company’s historical loss experience factors include charge-offs on loans modified as TDRs, if any, as adjusted for additional qualitative factors such as levels/trends in delinquent and non-performing loans.
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

The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	September 30, 2011
	Multi-family
	residential	Commercial		Commercial
(In thousands)	real estate	real estate	Construction	business
Loans rated 1 - 4	$167,789	$450,854	$71,926	$34,832
Loans rated 5	9,966	12,720	25,613	753
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$177,755	$463,574	$97,539	$35,585

	December 31, 2010
	Multi-family
	residential	Commercial		Commercial
(In thousands)	real estate	real estate	Construction	business
Loans rated 1 - 4	$132,176	$425,010	$93,092	$29,872
Loans rated 5	3,114	8,494	20,050	317
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$135,290	$433,504	$113,142	$30,189

7. COMMITMENTS
At September 30, 2011 and December 31, 2010, we had total loan commitments outstanding, as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Unadvanced portion of existing loans:
Construction	$83,653	$64,722
Home equity line of credit	38,578	39,791
Other lines and letters of credit	7,375	7,095
Commitments to originate:
One-to four-family	13,196	15,362
Commercial real estate	62,220	65,187
Construction	36,262	12,625
Other loans	3,955	2,783

Total loan commitments outstanding	$245,239	$207,565

Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. The Bank provided participating checking accounts with overdraft account protection covering $14.2 million of balances as of September 30, 2011. We also have a seven year contract with our core data processing provider with an outstanding commitment of $14.0 million as of September 30, 2011, with total annual payments of $2.2 million. The Bank is also developing plans to open new branches on leased property in Cambridge, Massachusetts and Danvers, Massachusetts later in 2011.
Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2011 totaled $423.2 million, or 62.2% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered.

8. DERIVATIVE INSTRUMENTS
The Company’s derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized in the consolidated balance sheets at fair value, with changes in fair value recorded in non-interest income, if material.
Derivative Loan Commitments
Residential loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with notional amounts of $29.3 million and $8.9 million were outstanding at September 30, 2011 and December 31, 2010, respectively. The fair value of such commitments was an asset of $653,000 at September 30, 2011 and was immaterial at December 31, 2010.
Forward Loan Sale Commitments
To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with notional amounts of $35.2 million and $21.0 million were outstanding at September 30, 2011 and December 31, 2010, respectively. The fair value of such commitments was a liability of $251,000 at September 30, 2011 and was immaterial at December 31, 2010.
The following table presents the fair values of derivative instruments in the balance sheet.

	September 30, 2011
	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Location	Value	Location	Value
Derivative loan commitments	Other assets	$653	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	251

Total		$653		$251

The following table presents information pertaining to the Company’s derivative instruments.

		Three and Nine Months Ended
		September 30, 2011
(In thousands)	Location of Gain/(Loss)	Amount of Gain/(Loss)
Derivative loan commitments	Gain on sales of loans, net	$653
Forward loan sale commitments	Gain on sales of loans, net	$(251)

Total		$402

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
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
Assets
Total assets increased $108.8 million, or 5.9%, to $1.945 billion at September 30, 2011 from $1.836 billion at December 31, 2010. Cash and cash equivalents increased $73.7 million, or 47.4% to $229.2 million at September 30, 2011 from $155.5 million at December 31, 2010. Securities available for sale decreased $21.5 million, or 6.0%, to $339.1 million at September 30, 2011 from $360.6 million at December 31, 2010. Net loans increased $61.0 million, or 5.2%, to $1.235 billion at September 30, 2011 from $1.174 billion at December 31, 2010.
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
Delinquencies
Total past due loans increased $5.7 million, or 18.0%, to $37.6 million at September 30, 2011 from $31.8 million at December 31, 2010, reflecting an increase of $2.0 million in loans 90 days or more past due and an increase of $3.7 million in loans 30 to 89 days past due. Delinquent loans at September 30, 2011 included $21.8 million of loans acquired in the Mt. Washington merger, including $7.4 million that were 30 to 59 days past due, $5.1 million that were 60 to 89 days past due and $9.2 million that were 90 days or more past due. At September 30, 2011, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.
Non-performing Assets
Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2011, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
Non-performing loans increased to $49.1 million, or 3.94% of total loans outstanding at September 30, 2011, from $43.1 million, or 3.64% of total loans outstanding at December 31, 2010 primarily due to increases of $5.0 million in non-accrual construction loans and $1.9 million in non-accrual one-to four-family loans, partially offset by decreases of $1.7 million in non-accrual multi-family loans and $449,000 in non-accrual home equity lines of credit. Foreclosed real estate decreased $396,000, or 9.7%, to $3.7 million at September 30, 2011 from $4.1 million at December 31, 2010. Non-performing assets increased to $52.8 million, or 2.71% of total assets, at September 30, 2011, from $47.2 million, or 2.57% of total assets, at December 31, 2010. Non-performing assets at September 30, 2011 included $18.2 million of assets acquired in the Mt. Washington merger, comprised of $16.0 million of non-performing loans and $2.2 million of foreclosed real estate. Interest income that would have been recorded for the nine months ended September 30, 2011 had nonaccruing loans been current according to their original terms amounted to $1.2 million.
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
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2011 and considered any probable loss in determining the allowance for loan losses.
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
The following table summarizes the Company’s TDRs at the dates indicated.

	September 30,	December 31,
(In thousands)	2011	2010
TDRs on accrual status:
One-to four-family	$860	$1,289
Multi-family	3,427	—

	4,287	1,289

TDRs on non-accrual status:
One-to four-family	1,634	288
Commercial real estate	4,690	4,797
Construction	7,105	3,487

	13,429	8,572

Total TDRs	$17,716	$9,861

The increase in multi-family TDRs during the first nine months of 2011 was due to a $3.5 million loan which was originated to consolidate five loans of an existing six-loan relationship. Of this amount, $375,000 was utilized to pay delinquent real estate taxes and other fees. The restructure and consolidation of this relationship reflected a slight increase in the monthly payment amount based on the combined monthly payment of the loans prior to consolidation and a slight increase in the interest rate to 6.875% (previous blended rate was 6.60%). The interest rate is equal to the Five Year Federal Home Loan Bank Advance Rate plus 275 basis points and the loan term is 30 years. No charge offs have been incurred on this loan.
The increase in construction TDRs was due to three loans originated during the first nine months of 2011. One loan was originated for $1.9 million to consolidated a two loan relationship. The restructure and consolidation of this relationship reflects a six month interest only balloon note with a fixed interest rate of 6% (a reduction of 50 basis points from the original loan). The Bank incurred charge offs totaling $194,000 on this loan during the first nine months of 2011. In addition, a two loan relationship originated with an interest rate fixed at 5.5% (a reduction of 100 basis points from the original loan). No charge offs have been incurred on this loan.
The increase in one-to four-family TDRs was due to five residential loan modifications completed during the first nine months of 2011. Modifications of one-to four-family TDRs consist of either rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.

Potential Problem Loans
Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at September 30, 2011 other than those already classified as non-performing, impaired or troubled debt restructurings.
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
The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	September 30, 2011			December 31, 2010
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
Residential real estate:
One-to four-family	$1,627	13.5%	32.2%	$1,130	11.1%	34.0%
Multi-family	1,435	11.8	14.3	1,038	10.2	11.4
Home equity lines of credit	260	2.1	5.2	227	2.2	5.3
Commercial real estate	6,386	52.6	37.2	5,238	51.7	36.6
Construction	1,599	13.2	7.8	2,042	20.1	9.6

Total real estate loans	11,307	93.2	96.7	9,675	95.3	96.9

Commercial business loans	752	6.2	2.9	448	4.4	2.6
Consumer	71	0.6	0.4	32	0.3	0.5

Total loans	$12,130	100.0%	100.0%	$10,155	100.0%	100.0%

Allowance to non-accrual loans	24.72%			23.54%
Allowance to total loans outstanding	0.97%			0.86%
Net charge-offs to average loans outstanding (annualized)	0.05%			0.19%
The Company’s provision for loan losses was $1.6 million for the quarter ended September 30, 2011 compared to $77,000 for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the provision for loan losses was $2.4 million compared to $2.2 million for the nine months ended September 30, 2010. These changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. In addition, the increase in the provision for loan losses for the quarter ended September 30, 2011 reflects increases in net charge-offs and specific reserves recorded for impaired loans. The allowance for loan losses was $12.1 million or 0.97% of total loans outstanding at September 30, 2011, compared to $10.2 million or 0.86% of total loans outstanding at December 31, 2010. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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
Deposits
Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. At September 30, 2011, core deposits were 56.6% of total deposits. Deposits increased $111.0 million, or 7.6%, to $1.566 billion at September 30, 2011 from $1.455 million at December 31, 2010, primarily as a result of growth of $128.2 million in core deposits. The growth for the nine months ended September 30, 2011 also reflects $37.4 million of new deposits in the three branches opened during the first half of 2011.
The following table summarizes the period end balance and the composition of deposits:

	September 30, 2011		December 31, 2010
		Percent of		Percent of
(Dollars in thousands)	Balance	Total Deposits	Balance	Total Deposits
Demand deposits	$134,537	8.7%	$111,423	7.7%
NOW deposits	142,435	9.1	134,677	9.3
Money market deposits	401,653	25.6	323,619	22.2
Regular and other deposits	207,473	13.2	188,178	12.9
Certificates of deposit	680,075	43.4	697,318	47.9

Total	$1,566,173	100.0%	$1,455,215	100.0%

Borrowings
We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings decreased $15.5 million, or 10.4%, to $133.2 million at September 30, 2011 from $148.7 million at December 31, 2010, reflecting $21.0 million of reductions in Federal Home Loan Bank advances partially offset by a $5.5 million increase in short-term borrowings. At September 30, 2011 and December 31, 2010, FHLB advances totaled $115.7 million and $136.7 million, respectively, with a weighted average rate of 2.60% and 2.63% at the end of each periods. At September 30, 2011 and December 31, 2010, federal funds purchased totaled $17.5 million and $12.0 million, respectively, with a weighted average rate of 0.20% at the end of each of the periods. At September 30, 2011, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity
Total stockholders’ equity increased $1.8 million, or 0.8%, to $217.4 million at September 30, 2011, from $215.6 million at December 31, 2010. The increase for the nine months ended September 30, 2011 was due primarily to $10.0 million in net income, partially offset by a $4.8 million increase in treasury stock resulting from the Company’s repurchase of 360,801 shares and a $4.6 million decrease in accumulated other comprehensive income reflecting a decrease in fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 11.18% at September 30, 2011, compared to 11.74% at December 31, 2010. Book value per share increased to $9.82 at September 30, 2011 from $9.59 at December 31, 2010. Tangible book value per share increased to $9.21 at September 30, 2011 from $8.98 at December 31, 2010. Market price per share decreased $0.88, or 7.5%, to $10.91 at September 30, 2011 from $11.79 at December 31, 2010. At September 30, 2011, the Company and the Bank continued to exceed all regulatory capital requirements.
Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
Net Income
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
The Company recorded net income of $2.6 million, or $0.12 per diluted share, for the quarter ended September 30, 2011 compared to $3.0 million, or $0.13 per diluted share, for the quarter ended September 30, 2010. Income before income tax expense decreased $576,000 to $4.0 million, the net result of a decrease in net interest income of $1.8 million and an increase in the provision for loan loss of $1.5 million, partially offset by an increase non-interest income of $286,000 and a decrease in non-interest expense of $2.4 million.
For the nine months ended September 30, 2011, net income was $10.0 million, or $0.46 per diluted share compared to $9.1 million, or $0.41 per diluted share, for the nine months ended September 30, 2010. Income before income tax expense increased $1.6 million to $15.7 million, the net result of an increase in non-interest income of $4.7 million and a decrease in non-interest expense of $366,000, partially offset by a decrease in net interest income of $3.3 million and an increase in the provision for loan loss of $146,000.
Return on average equity decreased to 4.78% for the quarter ended September 30, 2011 and increased to 6.08% for the nine months ended September 30, 2011, compared to 5.64% and 5.83% for the respective periods of 2010. Return on average assets decreased to 0.54% for the quarter ended September 30, 2011 and 0.70% for the nine months ended September 30, 2011, compared to 0.68% and 0.71% for the respective periods of 2010.
Net Interest Income
Net interest income decreased $1.8 million, or 11.0%, to $14.2 million for the quarter ended September 30, 2011 from $16.0 million for the quarter ended September 30, 2010. The net interest rate spread and net interest margin were 2.98% and 3.15%, respectively, for the quarter ended September 30, 2011 compared to 3.75% and 3.93%, respectively, for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, net interest income decreased $3.3 million, or 7.2%, to $42.7 million from $46.0 million for the nine months ended September 30, 2010. The net interest rate spread and net interest margin were 3.08% and 3.25%, respectively, for the nine months ended September 30, 2011 compared to 3.72% and 3.90%, respectively, for the nine months ended September 30, 2010. The decreases in net interest income were due primarily to deposit growth that was in excess of loan growth along with declines in yields on loans and securities for the third quarter and nine months ended September 30, 2011 compared to the same periods in 2010.
The Company’s yield on loans declined by 51 basis points to 5.27%, which was partially offset by the increase in the average balance of the loan portfolio of $37.8 million, or 3.2%, to $1.239 billion for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the yield on loans declined by 32 basis points to 5.43%, which was partially offset by the increase in the average balance of the loan portfolio of $33.6 million, or 2.9%, to $1.209 billion compared to the nine months ended September 30, 2010.

The average balance of the Company’s interest-bearing deposits increased $168.3 million, or 13.4%, to $1.427 billion, which was partially offset by a decline in the cost of interest-bearing deposits of 14 basis points to 1.23% for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the average balance of interest-bearing deposits increased $161.7 million, or 13.1%, to $1.394 billion, which was partially offset by a decline in the cost of interest-bearing deposits of nine basis points to 1.31% compared to the nine months ended September 30, 2010.
The Company’s yield on interest-earning assets declined by 92 basis points to 4.30% for the quarter ended September 30, 2011 compared to 5.22% for the quarter ended September 30, 2010, while the cost of interest-bearing liabilities declined 15 basis points to 1.32% for the quarter ended September 30, 2011 compared to 1.47% for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the yield on interest-earning assets declined by 75 basis points to 4.47% compared to 5.22% for the nine months ended September 30, 2010, while the cost of interest-bearing liabilities declined by 11 basis points to 1.39% compared to 1.50% for the nine months ended September 30, 2010.
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

	For the Three Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,238,787	$16,458	5.27%	$1,200,946	$17,491	5.78%
Securities and certificates of deposits	351,591	2,875	3.24	349,691	3,701	4.20
Other interest-earning assets	201,536	104	0.20	62,513	36	0.23

Total interest-earning assets	1,791,914	19,437	4.30	1,613,150	21,228	5.22

Noninterest-earning assets	140,873			130,999

Total assets	$1,932,787			$1,744,149

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$135,989	149	0.43	$116,282	129	0.44
Money market deposits	383,240	884	0.92	309,486	837	1.07
Regular and other deposits	205,681	257	0.50	184,920	254	0.54
Certificates of deposit	701,655	3,136	1.77	647,554	3,135	1.92

Total interest-bearing deposits	1,426,565	4,426	1.23	1,258,242	4,355	1.37
Borrowings	136,211	778	2.27	151,071	879	2.31

Total interest-bearing liabilities	1,562,776	5,204	1.32	1,409,313	5,234	1.47

Noninterest-bearing demand deposits	128,364			110,210
Other noninterest-bearing liabilities	21,575			13,916

Total liabilities	1,712,715			1,533,439
Total stockholders’ equity	220,072			210,710

Total liabilities and stockholders’ equity	$1,932,787			$1,744,149

Net interest-earning assets	$229,138			$203,837

Net interest income		$14,233			$15,994

Interest rate spread (2)			2.98%			3.75%
Net interest margin (3)			3.15%			3.93%
Average interest-earning assets to average interest-bearing liabilities		114.66%			114.46%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,554,929	$4,426	1.13%	$1,368,452	$4,355	1.26%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,691,140	$5,204	1.22%	$1,519,523	$5,234	1.37%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

	For the Nine Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest-earning assets:
Loans (1)	$1,208,880	$49,068	5.43%	$1,175,322	$50,530	5.75%
Securities and certificates of deposits	372,858	9,428	3.38	347,711	10,998	4.23
Other interest-earning assets	178,020	306	0.23	55,549	84	0.20

Total interest-earning assets	1,759,758	58,802	4.47	1,578,582	61,612	5.22

Noninterest-earning assets	139,008			134,497

Total assets	$1,898,766			$1,713,079

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$131,510	438	0.45	$112,462	394	0.47
Money market deposits	361,188	2,623	0.97	305,669	2,617	1.14
Regular and other deposits	199,331	794	0.53	183,406	756	0.55
Certificates of deposit	702,357	9,760	1.86	631,157	9,097	1.93

Total interest-bearing deposits	1,394,386	13,615	1.31	1,232,694	12,864	1.40
Borrowings	146,866	2,458	2.24	154,384	2,704	2.34

Total interest-bearing liabilities	1,541,252	16,073	1.39	1,387,078	15,568	1.50

Noninterest-bearing demand deposits	120,362			102,880
Other noninterest-bearing liabilities	17,598			15,665

Total liabilities	1,679,212			1,505,623
Total stockholders’ equity	219,554			207,456

Total liabilities and stockholders’ equity	$1,898,766			$1,713,079

Net interest-earning assets	$218,506			$191,504

Net interest income		$42,729			$46,044

Interest rate spread (2)			3.08%			3.72%
Net interest margin (3)			3.25%			3.90%
Average interest-earning assets to average interest-bearing liabilities		114.18%			113.81%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,514,748	$13,615	1.20%	$1,335,574	$12,864	1.29%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,661,614	$16,073	1.29%	$1,489,958	$15,568	1.40%

(1)	Loans on non-accrual status are included in average balances.

(2)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 Compared to 2010			2011 Compared to 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$538	$(1,571)	$(1,033)	$1,415	$(2,877)	$(1,462)
Securities and certificates of deposits	20	(846)	(826)	753	(2,323)	(1,570)
Other interest-earning assets	72	(4)	68	209	13	222

Total	630	(2,421)	(1,791)	2,377	(5,187)	(2,810)

Interest Expense:
Deposits	481	(410)	71	1,563	(812)	751
Borrowings	(85)	(16)	(101)	(129)	(117)	(246)

Total	396	(426)	(30)	1,434	(929)	505

Change in net interest income	$234	$(1,995)	$(1,761)	$943	$(4,258)	$(3,315)

Provision for Loan Losses
The Company’s provision for loan losses was $1.6 million for the quarter ended September 30, 2011 compared to $77,000 for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the provision for loan losses was $2.4 million compared to $2.2 million for the nine months ended September 30, 2010. These changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. In addition, the increase in the provision for loan losses were primarily due to increases in net charge-offs and specific reserves recorded for impaired loans for the third quarter and nine months ended September 30, 2011 compared to the same periods in 2010. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”
Non-Interest Income
Non-interest income increased $286,000, or 8.6%, to $3.6 million for the quarter ended September 30, 2011 from $3.3 million for the quarter ended September 30, 2010, primarily due to increases of $564,000 in gain on sales of loans, net, and $169,000 in equity income from the Company’s Hampshire First Bank affiliate, partially offset by decreases of $154,000 in customer service fees and $318,000 in gain on sales of securities, net. For the nine months ended September 30, 2011, non-interest income increased $4.7 million, or 57.8%, to $12.7 million from $8.0 million for the nine months ended September 30, 2010, primarily due to increases of $3.5 million in gain on sales of securities, net, $405,000 gain on sales of loans, net, and $811,000 in equity income from Hampshire First Bank.
Gain on sales of securities, net, of $4.3 million for the nine months ended September 30, 2011 included $2.0 million from sales of corporate bonds, $1.4 million from sales of marketable equity securities and $907,000 from sales of collateralized debt obligations acquired as part of the Mt. Washington merger.

Non-Interest Expense
Non-interest expense decreased $2.4 million, or 16.3%, to $12.3 million for the quarter ended September 30, 2011 from $14.6 million for the quarter ended September 30, 2010, primarily due to a $3.1 million charge during the quarter ended September 30, 2010 related to termination of the contract with Mt. Washington’s data processing services provider and a $367,000 decrease in deposit insurance due to a change in the FDIC premium assessment base beginning April 1, 2011, partially offset by an increase of $699,000 in salaries and employee benefits. For the nine months ended September 30, 2011, non-interest expense decreased $366,000, or 1.0%, to $37.4 million from $37.7 million for the nine months ended September 30, 2010, primarily due to the $3.1 million charge during the quarter ended September 30, 2010 related to termination of the contract with Mt. Washington’s data processing services provider, partially offset by increases of $2.2 million in salaries and employee benefits and $686,000 in occupancy and equipment expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were associated with the new branches opened this year and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 70.58% for the quarter ended September 30, 2011 compared to 62.45% for the quarter ended September 30, 2010, excluding the charge to terminate Mt. Washington’s data processing contract. For the nine months ended September 30, 2011, the efficiency ratio was 73.03% compared to 65.02% for the nine months ended September 30, 2010, excluding the charge to terminate Mt. Washington Co-operative Bank’s data processing contract.
During the second quarter of 2011, the Bank received regulatory approval to open new branches in Cambridge and Danvers, Massachusetts. The Danvers branch opened in a temporary location in October 2011, with opening of its permanent branch planned for December 2011. Opening of the Cambridge branch is also planned for December 2011. Along with the announced establishment in July 2011 of a new commercial and industrial lending division comprised of a veteran team of bankers, the Bank expanded its residential and commercial real estate lending division during the third quarter of 2011. As a result of this planned business expansion, the Company expects to incur increases in staffing, facilities and other overhead expenses.
Income Tax Provision
The Company recorded a provision for income taxes of $1.4 million for the quarter ended September 30, 2011, reflecting an effective tax rate of 34.5%, compared to $1.6 million, or 35.3%, for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the provision for income taxes was $5.7 million, reflecting an effective tax rate of 36.1%, compared to $5.0 million, or 35.7%, for the nine months ended September 30, 2010. The changes in the income tax provision were primarily due to the changes in pre-tax income.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $229.2 million. In addition, at September 30, 2011, we had $70.9 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On September 30, 2011, we had $115.7 million of advances outstanding.
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

Capital Management
Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements.
The following table details both the Company’s and Bank’s actual and minimum regulatory capital ratios.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011
Total Capital (to Risk Weighted Assets):
Company	$212,944	14.2%	$120,008	8.0%	N/A	N/A
Bank	173,190	11.8	117,782	8.0	$147,228	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	200,239	13.3	60,004	4.0	N/A	N/A
Bank	160,494	10.9	58,891	4.0	88,337	6.0

Tier 1 Capital (to Average Assets):
Company	200,239	10.5	76,412	4.0	N/A	N/A
Bank	160,494	8.5	75,183	4.0	93,979	5.0

December 31, 2010
Total Capital (to Risk Weighted Assets):
Company	$206,416	14.1%	$116,907	8.0%	N/A	N/A
Bank	162,779	11.4	114,514	8.0	$143,142	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	193,828	13.3	58,453	4.0	N/A	N/A
Bank	150,161	10.5	57,257	4.0	85,885	6.0

Tier 1 Capital (to Average Assets):
Company	193,828	10.8	71,892	4.0	N/A	N/A
Bank	150,161	8.5	70,637	4.0	88,296	5.0
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
In August 2011, the Company completed its third repurchase program, which consisted of 472,428 shares at an average price of $12.53 per share. In addition, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. As of September 30, 2011, the Company had repurchased 77,200 shares of its stock at an average price of $12.54 per share as included in treasury stock, or 8.5% of the shares authorized for repurchase under the Company’s fourth stock repurchase program. The Company has repurchased 1,481,128 shares since December 2008.
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
For the nine months ended September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
The following table reflects changes in estimated net interest income for the Bank at October 1, 2011 through September 30, 2012.

Increase (Decrease)
in Market Interest	Net Interest Income
Rates (Rate Shock)	Amount	Change	Percent
(Dollars in Thousands)
300	$53,367	$(4,622)	(7.97)%
Flat	57,989
-50	58,244	255	0.44

Item 4.	CONTROLS AND PROCEDURES
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
For information regarding our risk factors, see “Risk Factors,” in our 2010 Annual Report on Form 10-K, filed with the SEC on March 16, 2011, which is available through the SEC’s website at www.sec.gov. As of September 30, 2011, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a.)	— (b.) Not applicable.
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid Per Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs (1)	Programs
July 1 – 31, 2011	—	$—	—	34,419
August 1 – 31, 2011	101,062	$12.98	101,062	837,581
September 1 – 30, 2011	10,557	$11.95	10,557	827,024

Total	111,619	$12.89	111,619	827,024

(1)
In August 2011, the Company completed its third repurchase program, which consisted of 472,428 shares, and the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

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
101
The following financial statements for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Dated: November 9, 2011	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2011	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)