Form 10-K
period 2011-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2012-03-15
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-33898

Meridian Interstate Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4652200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Meridian Street, East Boston, Massachusetts	02128
(Address of Principal Executive Offices)	Zip Code

(617) 567-1500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2011 was approximately $108,807,381. As of March 1, 2012, there were 22,150,458 outstanding shares of the Registrant’s common stock, the majority of which are owned by the Registrant’s mutual holding company parent, Meridian Financial Services, Incorporated.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN INTERSTATE BANCORP, INC.

2011 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions we might make, the factors illustrated above or other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. In addition, please see “Item 1A. Risk Factors.” Except as may be required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Meridian Interstate Bancorp, Inc.

Meridian Interstate Bancorp, Inc. (the “Company”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank to be its holding company. Meridian Interstate Bancorp owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. In addition, Meridian Interstate Bancorp owns 43.1% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. and NBT Bank, N.A. pursuant to which Hampshire First Bank will be merged with and into NBT Bank, with NBT Bank as the surviving financial institution. For more information about this proposed transaction, see “Item 1—Business—Subsidiaries and Affiliates.” At December 31, 2011, Hampshire First Bank had assets of $273.6 million. At December 31, 2011, Meridian Interstate Bancorp had total assets of $1.974 billion, deposits of $1.604 billion and stockholders’ equity of $219.9 million.

Meridian Financial Services, Incorporated

Meridian Financial Services, Incorporated is the Company’s Massachusetts-chartered mutual holding company parent. As a mutual holding company, Meridian Financial Services is a non-stock company. Meridian Financial Services owns 59.4% of Meridian Interstate Bancorp’s common stock. So long as Meridian Financial Services exists, it will own a majority of the voting stock of Meridian Interstate Bancorp and, through its Board of Trustees, will be able to exercise voting control over most matters put to a vote of stockholders. Of the 12 directors of Meridian Interstate Bancorp, 10 are also members of the Board of Trustees of Meridian Financial Services, which is composed of 30 members. Meridian Financial Services does not currently intend to engage in any business activity other than those relating to owning a majority of the common stock of Meridian Interstate Bancorp.

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank that operates from 24 full-service locations and two loan centers in the greater Boston metropolitan area. East Boston Savings Bank operates eight of its full-service locations and a loan center under the name Mt. Washington Bank, a Division of East Boston Savings Bank. East Boston Savings Bank was originally founded in 1848. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Middlesex and Essex Counties, Massachusetts.

We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one-to four-family real estate, multi-family and commercial real estate, construction, commercial business and consumer loans which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests. We also offer non-deposit financial products through a third-party network arrangement. On January 4, 2010, East Boston Savings Bank completed its acquisition of Mt. Washington Co-operative Bank (“Mt. Washington”). Refer to Item 8 Financial Statements and Supplementary Data, Note 2 to the consolidated financial statements for information regarding the transaction.

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

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts east of Route 93, including Cape Cod, and portions of south-eastern New Hampshire and Maine. We conduct our operations through our 24 full service offices and two loan centers located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (four offices and one loan center), Middlesex (six offices) and Suffolk (14 offices and one loan center) Counties. The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. Based on data from the Federal Reserve Bank of Boston, the unemployment rates for Massachusetts and New Hampshire decreased to 6.8% and 5.1%, respectively, for December 2011 from 8.3% and 5.6%, respectively, from December 2010. Home prices in Massachusetts and New Hampshire rose at annual rates of 2.6% and 3.5%, respectively, in the third quarter of 2011 compared to declines of 2.0% and 5.4%, respectively, for the prior year period.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2011, East Boston Savings Bank had 0.79% of the deposit market share within the Boston-Cambridge-Quincy, Massachusetts – New Hampshire metropolitan statistical area.

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

Lending Activities

Commercial Real Estate Loans

At December 31, 2011, commercial real estate loans were $528.6 million, or 39.0%, respectively, of our total loan portfolio. The commercial real estate loan portfolio consisted of $68.7 million of fixed-rate loans and $459.9 million of adjustable-rate loans at December 31, 2011. We currently target new individual commercial real estate loan originations to small- and mid-size owner occupants and investors in our market area and can, by policy, originate loans to one borrower up to $20.0 million. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

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

At December 31, 2011, loan participations purchased totaled $65.3 million, including $21.5 million with Hampshire First Bank, in which the Company owns 43.1% of the outstanding common stock. The properties securing these loans are located primarily in eastern Massachusetts and southern New Hampshire. Our underwriting practices with respect to loan participations generally do not differ from loans that we originate.

One-to Four-Family Residential Loans

Our one-to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2011, one-to four-family residential loans were $417.9 million, or 30.9% of our total loan portfolio, consisting of $169.9 million and $248.0 million of fixed-rate and adjustable-rate loans, respectively. We generally offer fixed-rate loans with terms up to 30 years and adjustable-rate loans with terms up to 40 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 15 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to seven years. Management has the intent and ability to hold the remaining fixed-rate bi-weekly loans in the Company’s loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 4% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

While one-to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only one-to four-family residential real estate loans. Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer term (more than 15 year terms) fixed-rate one-to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term fixed-rate loans, bi-weekly amortization loans and adjustable-rate loans. We sell residential real estate loans in the secondary market, primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained.

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

In an effort to provide financing for first-time buyers, we offer five-year adjustable-rate and fixed-rate 30-year residential real estate loans through the Massachusetts Housing Finance Agency First Time Home Buyer Program. We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions.

We also offer loans secured by one-to four-family properties that are not owner-occupied. These loans consist primarily of bi-weekly fixed-rate loans with terms up to 30 years and adjustable-rate loans which adjust annually after an initial fixed period of three years or adjust every three years after an initial fixed period of five years. Non-owner-occupied one-to four-family residential loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination. At December 31, 2011, these loans totaled $52.8 million.

To a lesser extent we also originate land loans primarily to local contractors and developers for making improvements on approved one-to four-family building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2011, land loans totaled $1.6 million.

Multi-Family Real Estate Loans

At December 31, 2011, multi-family real estate loans were $176.7 million, or 13.0%, of our total loan portfolio. The multi-family loan portfolio consisted of $34.5 million of fixed-rate loans and $142.2 million of adjustable-rate loans at December 31, 2011. We currently target new individual multi-family real estate loan originations to small- and mid-size owners and investors in our market area and can, by policy, originate loans to one borrower up to $20.0 million. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. The maximum amount by which the interest rate may be increased or decreased is generally 2.5% per adjustment period. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated.

Construction Loans

At December 31, 2011, construction loans were $93.2 million, or 6.9% of our total loan portfolio. We expect to continue some level of construction lending, when appropriate, while maintaining a guarded, disciplined approach given the current decline in demand in the local real estate market. We remain focused on a strong credit culture and underwriting standards, as described below. In addition, we continue to carefully monitor the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

We primarily make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. We also originate adjustable loans to individuals and to builders to finance the construction of residential dwellings. Most of our construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

At December 31, 2011, we had $31.2 million in construction loans for one-to four-family residential properties that will convert to permanent loans. Also at that date, we had $62.0 million in construction loans on commercial and multi-family real estate consisting of mixed-use and non-residential loans.

Commercial Business Loans

We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. At December 31, 2011, commercial business loans were $71.5 million, or 5.3% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. In the third quarter of 2011, we significantly expanded our commercial business lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that is expected to enhance our presence in all of our market areas and add strength to our business platform.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily real estate, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.

Home Equity Lines of Credit

We offer home equity lines of credit, which are secured by owner-occupied one-to four-family residences. At December 31, 2011, the outstanding balance owed on home equity lines of credit amounted to $61.0 million, or 4.5% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The procedures for underwriting one-to four-family residential real estate loans apply equally to home equity loans.

Consumer Loans

We occasionally make automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2011, consumer loans were $5.2 million, or 0.4% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks

Adjustable-Rate Loans

While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential loans.

Commercial and Multi-Family Real Estate Loans

Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Land loans secured by improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment.

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

Commercial Business Loans

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Originations, Purchase and Sales

Loan originations come from a variety of sources. The primary sources of loan originations are current customers, walk-in traffic, our website, advertising and referrals from customers as well as our directors, trustees and corporators. We advertise in newspapers that are widely circulated throughout our market area and on local radio. We also participate in loans with others to supplement our origination efforts. We generally do not purchase whole loans.

We generally originate loans for our portfolio; however, we generally sell, prior to funding, to the secondary market all newly originated conforming fixed-rate, 16- to 30-year one-to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market, primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk. For the years ended December 31, 2011 and December 31, 2010, we originated $97.6 million and $173.8 million of loans, respectively, and sold $106.4 million and $138.7 million of loans, respectively. At December 31, 2011, we were servicing $127.4 million of loans for others.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans below $1.0 million require approval by members of senior management. Loans from $1.0 million up to $2.0 million require approval by management’s loan committee. Loans in excess of $2.0 million generally must be authorized by the Bank’s Executive Committee of the Board of Directors.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2011, our regulatory limit on loans-to-one borrower was $44.0 million. At that date, our largest lending relationship consisted of three loans totaling $28.0 million and was secured by commercial real estate. These loans were performing in accordance with their original repayment terms at December 31, 2011.

Loan Commitments

We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2011.

At December 31, 2011, our investment portfolio consisted primarily of corporate bonds, municipal bonds, investment-grade marketable equity securities, money market mutual fund investments, short-term obligations of government-sponsored enterprises and mortgage-backed securities.

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

Borrowings

We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2011, we had $78.7 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

In addition, at December 31, 2011 the Bank has federal funds purchased of $16.5 million, including $6.5 million from Hampshire First Bank. These purchases are currently a source of low-cost funds for the Bank, at a rate of 0.15% at December 31, 2011.

Financial Services

We offer customers a range of non-deposit products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We receive a portion of the commissions generated by our sales to our customers. We also offer customers long-term care insurance through a third-party insurance company which generates commissions for us. Our non-deposit products generated $198,000, $302,000 and $211,000 of non-interest income during the years ended December 31, 2011, 2010 and 2009, respectively.

Personnel

As of December 31, 2011, we had 337 full-time and 55 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is excellent.

Subsidiaries and Affiliates

In addition to East Boston Savings Bank, Meridian Interstate Bancorp has another wholly-owned subsidiary, Meridian Interstate Funding Corporation, a Massachusetts corporation established in 2008 to loan funds to the Company’s Employee Stock Ownership Plan (“ESOP”) to purchase stock in our initial public offering. At December 31, 2011, Meridian Interstate Funding Corporation had total assets of $9.6 million and total equity of $9.5 million.

Meridian Interstate Bancorp also owns 1,200,000 shares of common stock of Hampshire First Bank, or 43.1% of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. In connection with the organization of Hampshire First Bank, Meridian Interstate Bancorp also received non-voting warrants to purchase an additional 60,000 shares of capital stock of Hampshire First Bank (currently representing 2% of the outstanding shares of Hampshire First Bank). At December 31, 2011, our directors and executive officers also own approximately 1% in the aggregate of the capital stock of Hampshire First Bank and owned non-voting warrants to purchase in the aggregate less than 1% of the capital stock. None of our directors and executive officers has any agreements or contracts with each other or with Meridian Interstate Bancorp regarding voting their shares of Hampshire First Bank stock. We also have no additional agreements or contracts to purchase shares of voting securities of Hampshire First Bank. In addition, any future acquisition by Meridian Interstate Bancorp of the voting securities of Hampshire First Bank, either common stock or warrants, would require prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks.

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

On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBT”) and NBT Bank, N.A. Meridian Interstate Bancorp’s 1,200,000 shares of common stock of Hampshire First Bank had an equity investment basis of $10.51 per share as of December 31, 2011, and its 60,000 warrants have an exercise price of $10.00 per warrant. Pursuant to the Agreement and Plan of Merger, and subject to the conditions and other requirements set forth therein, 65% of the outstanding shares of Hampshire First Bank common stock will be converted into the right to receive 0.7019 of a share of NBT common stock for each share of Hampshire First Bank common stock. The remaining 35% of outstanding shares of Hampshire First Bank common stock will be exchanged for $15.00 in cash. The transaction was valued at $15.00 per Hampshire First Bank share based on NBT’s closing stock price of $21.37 on November 10, 2011. The exchange ratio shall remain fixed at 0.7019 to the extent the market value of a share of NBT common stock remains within 20% of $21.37, as measured during a period near the closing of the transaction. To the extent the market value of NBT common stock does not remain within the 20% collar, the exchange ratio will be adjusted accordingly to provide Hampshire First Bank stockholders with a minimum value of $12.00 per share and maximum value of $18.00 per share with respect to Hampshire First Bank stock exchanged for NBT common stock. Hampshire First Bank stockholders will have the right to elect to receive cash or NBT common stock as outlined above, subject to 65% of Hampshire First Bank common stock receiving NBT common stock in accordance with the proration and allocation procedures contained in the Agreement and Plan of Merger. In addition, pursuant to the Agreement and Plan of Merger, and subject to the conditions and other requirements set forth therein, each warrant will be cancelled in exchange for a cash payment equal to the difference between $15.00 and the exercise price of the warrant. Calculations of the Company’s gain from its investment in Hampshire First Bank can fluctuate based upon Hampshire First Bank’s earnings and other changes in Hampshire First Bank’s stockholders’ equity.

In connection with the execution of the Agreement and Plan of Merger, on November 16, 2011, the Company entered into a voting agreement with NBT, whereby the Company agreed to vote its shares of Hampshire First Bank in favor of the Agreement and Plan of Merger at any meeting of stockholders of Hampshire First Bank called to consider the Agreement and Plan of Merger. The voting agreement will terminate concurrently with any termination of the Agreement and Plan of Merger. The merger of Hampshire First Bank into NBT is currently expected to be completed in the second quarter of 2012.

Hampshire First Bank had provided us with a source of loans via loan participations. Hampshire First Bank’s loan portfolio consists primarily of multi-family and commercial real estate, commercial business and construction loans. At December 31, 2011, Hampshire First Bank had assets of $273.6 million, deposits of $225.6 million and equity of $29.2 million. Meridian Interstate Bancorp accounts for its investment in Hampshire First Bank by the equity method of accounting, under which Meridian Interstate Bancorp’s share of the net income or loss of Hampshire First Bank is recognized as income or loss in the Company’s consolidated financial statements. At December 31, 2011, Meridian Interstate Bancorp had a $12.6 million investment in Hampshire First Bank and recorded equity income of $1.1 million, $492,000 and $629,000, respectively, during the years ended December 31, 2011, 2010 and 2009, from this investment.

The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates, LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc. which is authorized for third-party investment sales and is currently inactive.

Regulation and Supervision

General

East Boston Savings Bank is currently a Massachusetts-charted stock savings bank, and is the wholly-owned subsidiary of Meridian Interstate Bancorp, a Massachusetts corporation and registered bank holding company, which is a 59.4% owned subsidiary of Meridian Financial Services, a Massachusetts mutual holding company and registered bank holding company. East Boston Savings Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. East Boston Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. East Boston Savings Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. East Boston Savings Bank is a member of the Federal Home Loan Bank of Boston. Meridian Interstate Bancorp and Meridian Financial Services are regulated as bank holding companies by the Federal Reserve Board and the Massachusetts Commissioner of Banks.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on East Boston Savings Bank and Meridian Interstate Bancorp, Inc. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. On July 21, 2011, the Consumer

Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as East Boston Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of tougher consolidated capital requirements on holding companies, requires the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposes regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for East Boston Savings Bank and Meridian Interstate Bancorp, Inc.

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

Regulatory Enforcement Authority

Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to East Boston Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2011, East Boston Savings Bank was classified as a “well capitalized” institution.

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

“Financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act. However, the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

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

Insurance of Deposit Accounts

East Boston Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in East Boston Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2  1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to .68 basis points of total assets less tangible capital.

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

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. East Boston Savings Banks’ latest FDIC CRA rating was “Satisfactory.”

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $71.0 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and the amounts greater than $71.0 million require a 10.0% reserve (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%). The first $11.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. East Boston Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

East Boston Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. East Boston Savings Bank was in compliance with this requirement with an investment in stock of the Federal Home Loan Bank of Boston (“FHLB-Boston”) at December 31, 2011 of $12.5 million. Based on redemption provisions of the FHLB-Boston, the stock has no quoted market value and is carried at cost. In 2008, due to sustained losses, the FHLB-Boston announced a moratorium on redemption of members’ excess stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB-Boston stock. As of December 31, 2011, no impairment has been recognized.

At its discretion, the FHLB-Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the FHLB-Boston suspended and did not pay dividends in 2009 and 2010. However, the FHLB-Boston resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB-Boston stock held by East Boston Savings Bank.

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

The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidate capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 were grandfathered for mutual holding companies. The Federal Reserve Board has not yet issued such regulations.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine and required the issuance of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Meridian Interstate Bancorp or Meridian Financial Services to pay dividends or otherwise engage in capital distributions.

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

Federal Income Taxation

General

Meridian Interstate Bancorp reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to Meridian Interstate Bancorp in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Meridian Interstate Bancorp. Meridian Interstate Bancorp’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2007. For its 2011 tax year, East Boston Savings Bank’s maximum federal income tax rate was 35%.

Bad Debt Reserves

For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2011, $9.8 million of East Boston Savings Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless East Boston Savings Bank makes a “non-dividend distribution” to Meridian Interstate Bancorp as described below.

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

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new law is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act required minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

A provision of the Dodd-Frank Act eliminated, as of July 21, 2011, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

Newly enacted financial reform legislation has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

We have been negatively affected by current market and economic conditions. A continuation or worsening of these conditions could adversely affect our operations, financial condition and earnings.

Recent economic conditions have resulted in continued uncertainty in the financial markets and continued expectations of slow improvement in general economic conditions. Unemployment remains at very high levels with improvement at a slow rate beginning in late 2011. Our lending business is tied, in large part, to the housing market and real estate markets in general. The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and could ultimately result in increased delinquencies on our residential, commercial, multi-family and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses, as well as adversely affect our liquidity and the willingness of certain counterparties and customers to do business with us. Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we are subject, including those described above

The Federal Deposit Insurance Corporation actions to recapitalize the Deposit Insurance Fund could hurt our profits.

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

In recent years, the Company has focused on shifting its asset mix from increases in the one-to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial business and construction loans. As of December 31, 2011, our commercial real estate, multi-family, commercial business and construction loans totaled $870.0 million, or 64.2% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one-to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one-to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A further decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent one-to four-family residential and consumer loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. A secondary market for most types of commercial real estate, multi-family, commercial business and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

The credit risk related to commercial real estate and multi-family loans is considered to be greater than the risk related to one-to four-family residential or consumer loans because the repayment of commercial real estate loans and multi-family typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

Further, if we foreclose on a commercial real estate and multi-family or construction loan, our holding period for the collateral may be longer than for one-to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The Company’s recent business acquisition could have an impact on our earnings and results of operations that may negatively impact the value of the Company’s stock.

The Company completed its acquisition of Mt. Washington on January 4, 2010 and successfully integrated Mt. Washington’s operations and converted Mt. Washington’s accounts to the Company’s data servicing during 2010. The acquisition materially increased the size and complexity of our operations. Although the acquisition did not have an adverse effect upon the Company’s operating results during 2010 an 2011, the acquired operations may not achieve levels of profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected. Such adverse effects on the Company’s earnings and results of operations may have a negative impact on the value of the Company’s stock.

Legislative or regulatory actions responding to financial and market weakness could affect us adversely. There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums may increase because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

A continued downturn in the local economy or a decline in local real estate values could hurt our profits.

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Boston metropolitan area. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers or secured by collateral located in Massachusetts. As a result of this concentration, the downturn in the local economy has resulted in an increase in non-performing loans, which can result in higher levels of loan loss provision expense. Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. A decline in real estate values in our market area may have caused some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss on defaulted loans which would negatively impact our net income. The Company experienced increased levels of non-performing loans and provision for loan losses in 2010 and 2011 as a result of a downturn in the local real estate market; refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Analysis of Non-performing and Classified Assets.”

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

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Market valuation levels of the securities portfolio have declined as of December 31, 2011 compared to December 31, 2010. A further decline in the market for the securities portfolio could result in further impairment charges on some issues. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Securities Portfolio.”

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Company recognized goodwill as an asset on the balance sheet in connection with its acquisition of Mt. Washington. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill and was not impaired during 2011, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of the Company’s methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies—Evaluation of Goodwill and Analysis for Impairment.”

The suspension of dividends by the Federal Home Loan Bank of Boston will negatively affect our earnings.

After suspending dividends in the fourth quarter of 2008, the Federal Home Loan Bank of Boston resumed payment of dividends in 2011 equal to an annual yield of 0.30%. We did not receive any such dividends in 2009 and 2010. The inconsistency in the Federal Home Loan Bank of Boston’s ability to pay dividends could reduce our earnings during such periods of nonpayment.

If our investment in stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired, our earnings and stockholders’ equity would decrease.

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2011 was $12.5 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock. Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The building of market share through de novo branching and expansion of our residential, commercial real estate and commercial business lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate and commercial business lending capacity. Since 2002, we have opened 11 de novo branches including the most recent branch opened in February 2012. In the third quarter of 2011, we significantly expanded our commercial business lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that is expected to enhance our presence in all of our market areas and add strength to our business platform. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our business expansion will be successful after establishment.

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

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. For more information about our market area and the competition we face, see “Item 1—Business—Market Area” and “Item 1— Business—Competition.”

The success of the Company is dependent on hiring and retaining certain key personnel.

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees. In July 2011, we hired a new Executive Vice President of Corporate Banking and a veteran team of bankers for the Company’s new corporate banking division.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

It is possible that significant amount of time and money may be spent to rectify the harm caused by a breach or hack. While we have general liability insurance and cyber liability insurance, there are limitations on coverage as well as dollar amount. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer loss.

We could incur losses from our equity investment in Hampshire First Bank, a de novo institution.

We own 43.1% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as income or loss in our consolidated financial statements. While Hampshire First Bank earned income during 2009, 2010 and 2011, it incurred operating losses during its initial years of operation and could record additional losses in the future. We cannot guarantee that these losses may not significantly affect our profitability.

On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. and NBT Bank, N.A. The merger of Hampshire First Bank into NBT is expected to be completed in the second quarter of 2012. For more information about this transaction, see “Item 1—Business—Subsidiaries and Affiliates.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2011, we conducted business through our 24 full service offices and two loan centers located in Boston, Danvers, East Boston, Revere, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Lynnfield, Peabody and Saugus, Massachusetts. In February 2012, we opened a full service office located in Cambridge, Massachusetts. We own 17 and lease nine of our offices. At December 31, 2011, the total net book value of our land, buildings, furniture, fixtures and equipment was $37.0 million.

	September 30,	September 30,	September 30,
	Size	Owned or	Lease
Location	(Square Feet)	Leased	Expiration Date
Offices:
Suffolk County:
10 Meridian Street, East Boston, MA 02128	6,900	Owned	Not Applicable
1 Bennington Street, East Boston, MA 02128	3,285	Owned	Not Applicable
856 Bennington Street, East Boston, MA 02128	6,900	Owned	Not Applicable
575 Broadway, Revere, MA 02151	4,400	Owned	Not Applicable
126 Squire Road, Revere, MA 02151	2,500	Owned	Not Applicable
430 West Broadway, South Boston, MA 02127	6,100	Owned	Not Applicable
455 West Broadway, South Boston, MA 02127	13,474	Owned	Not Applicable
708 East Broadway, South Boston, MA 02127	3,542	Owned	Not Applicable
501 Southampton Street, South Boston, MA 02127	3,100	Leased	01/31/2031
489 Gallivan Boulevard, Dorchester, MA 02124	3,000	Leased	08/31/2023
305 Talbot Avenue, Dorchester, MA 02124	4,478	Owned	Not Applicable
515 Centre Street, Jamaica Plain, MA 02130	3,061	Owned	Not Applicable
1985 Centre Street, West Roxbury, MA 02132	2,420	Leased	07/31/2030
15 Barlett Road, Winthrop, MA 02152	2,600	Owned	Not Applicable
1134 Washington Street, Boston, MA 02118	2,507	Leased	05/31/2021
Middelesex County:
1755 Revere Beach Parkway, Everett, MA 02149	8,800	Owned	Not Applicable
410 Riverside Avenue, Medford, MA 02155	3,200	Leased	06/01/2018
108 Main Street, Melrose, MA 02176	6,052	Owned	Not Applicable
381 Main Street, Wakefield, MA 01880	2,200	Leased	03/01/2013
10 Elm Street, Danvers, MA 01923	7,200	Leased	05/31/2016
2172 Massachusetts Avenue, Cambridge, MA 02140	2,268	Leased	04/30/2016
Essex County:
335 Broadway, Lynn, MA 01904	6,000	Owned	Not Applicable
220 Broadway, Suite 401, Lynnfield, MA 01940	1,760	Owned	Not Applicable
67 Prospect Street, Peabody, MA 01960	108,000	Owned	Not Applicable
320 Central Street, Saugus, MA 01906	14,860	Owned	Not Applicable
317 Main Street, Saugus, MA 01906	3,870	Leased	01/31/2012
8 Essex Center Drive, Peabody, MA 01960	4,250	Leased	11/30/2018

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIEs

Market Information and Holders

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB”. The approximate number of shareholders of record of Meridian Interstate Bancorp, Inc.’s common stock as of March 1, 2012 was 973. Certain shares of Meridian Interstate Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2011 and 2010 the intra-day high and low sales prices per share of common stock as reported by Nasdaq. No cash dividends were declared in either year. On March 1, 2012, the closing market price of the Company’s common stock was $13.10.

	September 30,	September 30,	September 30,
			Dividends
2011	High	Low	Declared
Fourth quarter	$13.68	$10.76	$—
Third quarter	13.95	10.68	—
Second quarter	14.30	12.02	—
First quarter	14.05	11.82	—

	September 30,	September 30,	September 30,
			Dividends
2010	High	Low	Declared
Fourth quarter	$11.86	$10.25	$—
Third quarter	11.30	9.85	—
Second quarter	12.30	10.00	—
First quarter	10.70	8.75	—

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

If Meridian Interstate Bancorp pays dividends to its stockholders, it will be required to pay dividends to Meridian Financial Services. The Federal Reserve Board’s current policy prohibits the waiver of dividends by mutual holding companies with subsidiary bank holding companies. In addition, Massachusetts banking regulations prohibit Meridian Financial Services from waiving dividends declared and paid by Meridian Interstate Bancorp unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of East Boston Savings Bank. Accordingly, we do not currently anticipate that Meridian Financial Services will be permitted to waive dividends paid by Meridian Interstate Bancorp.

Meridian Interstate Bancorp is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. In addition, Meridian Interstate Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Meridian Interstate Bancorp appears consistent with its capital needs, asset quality and overall financial condition. See “Regulation and Supervision—Holding Company Regulation.”

Dividends from Meridian Interstate Bancorp may depend, in part, upon receipt of dividends from East Boston Savings Bank because Meridian Interstate Bancorp will have no source of income other than dividends from East Boston Savings Bank and earnings from investment of net proceeds from the offering retained by Meridian Interstate Bancorp. Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from East Boston Savings Bank to Meridian Interstate Bancorp. For example, East Boston Savings Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See “Regulation and Supervision—State Bank Regulation—Dividends” and “Federal Bank Regulation—Prompt Corrective Regulatory Action.”

Any payment of dividends by East Boston Savings Bank to Meridian Interstate Bancorp that would be deemed to be drawn out of East Boston Savings Bank’s bad debt reserves would require East Boston Savings Bank to pay federal income taxes at the then-current income tax rate on the amount deemed distributed. See “Federal and State Taxation—Federal Income Taxation” and Note 10, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data within this report. Meridian Interstate Bancorp does not contemplate any distribution by East Boston Savings Bank that would result in this type of tax liability.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2011, represents stock-based compensation plans approved by stockholders. There are no plans that have not been approved by stockholders. Additional information is presented in Note 12, Employee Benefits, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12(d) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	September 30,	September 30,	September 30,	September 30,
				(d)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011	—	$—	—	827,024
November 1 – 30, 2011	17,149	12.37	17,149	809,875
December 1 – 31, 2011	14,713	12.64	14,713	795,162

Total	31,862	$12.49	31,862	795,162

(1)

On August 9, 2011, the Company announced the completion of its third repurchase program, which consisted of 472,428 shares, and that the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Period Ending
Index	01/22/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11
Meridian Interstate Bancorp, Inc.	100.00	97.20	92.50	74.50	87.00	109.00	117.90	136.90	124.50
SNL Bank and Thrift	100.00	77.44	63.90	54.93	63.04	62.32	70.38	65.12	54.73
NASDAQ Composite	100.00	100.44	69.43	81.22	100.93	94.25	119.24	125.22	118.29

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
Financial Condition Data
Total assets	$1,974,380	$1,835,830	$1,211,386	$1,065,352	$1,003,226
Securities available for sale	335,230	360,602	293,367	252,529	267,058
Loans, net	1,341,301	1,173,562	813,300	704,104	568,104
Deposits	1,604,488	1,459,729	922,475	796,852	774,446
Borrowings	131,450	148,683	75,410	65,486	36,527
Total stockholders’ equity	219,944	215,611	200,415	189,840	115,684

Operating Data
Interest and dividend income	$78,812	$82,059	$56,667	$52,897	$49,175
Interest expense	20,972	21,040	20,392	27,044	28,096

Net interest income	57,840	61,019	36,275	25,853	21,079
Provision for loan losses	3,663	3,181	4,082	5,638	465

Net interest income, after provision for loan losses	54,177	57,838	32,193	20,215	20,614
Non-interest income	15,388	11,721	5,295	8,373	4,652
Non-interest expenses	50,994	48,804	31,566	31,966	22,620

Income (loss) before income taxes	18,571	20,755	5,922	(3,378)	2,646
Provision (benefit) for income taxes	6,601	7,381	2,159	(1,270)	380

Net income (loss)	$11,970	$13,374	$3,763	$(2,108)	$2,266

Key Performance Ratios
Return (loss) on average assets	0.63%	0.77%	0.32%	(0.20)%	0.25%
Return (loss) on average equity	5.45	6.38	1.94	(1.09)	2.01
Interest rate spread (1)	3.06	3.62	2.95	2.01	1.97
Net interest margin (2)	3.24	3.80	3.34	2.61	2.47
Non-interest expense to average assets	2.66	2.81	2.71	2.99	2.47
Efficiency ratio (3)	74.16	65.00	74.88	107.29	88.94
Average interest-earning assets to average interest-bearing liabilities	114.97	114.06	120.76	122.16	115.31

Capital Ratios
Average equity to average assets	11.47%	12.05%	16.65%	18.17%	12.32%
Total capital to risk weighted assets (4)	11.36	11.37	14.17	15.26	12.97
Tier I capital to risk weighted assets (4)	10.41	10.49	13.17	14.50	11.93
Tier I capital to average assets (4)	8.52	8.50	11.20	12.82	10.21

Asset Quality Ratios
Allowance for loan losses/total loans	0.96%	0.86%	1.12%	0.97%	0.63%
Allowance for loan losses/non-performing loans	24.31	23.54	42.59	48.57	73.00
Net charge-offs/average loans outstanding	0.06	0.19	0.23	0.38	0.03
Non-performing loans/total loans	3.97	3.64	2.63	2.00	0.87
Non-performing assets/total assets	2.91	2.57	2.03	1.58	0.55

Per Share Data
Basic earnings per share	$0.55	$0.61	$0.17	N/A	N/A
Diluted earnings per share	0.55	0.61	0.17	N/A	N/A
Book value per share	9.93	9.59	9.07	8.34	N/A
Tangible book value per share	9.31	8.98	9.07	8.34	N/A
Market value per share	12.45	11.79	8.70	9.25	N/A
Number of shares outstanding at end of period	22,149,409	22,480,877	22,098,565	22,750,000	N/A

Other data: Number of offices	23	19	13	12	11

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense excluding data processing contract termination costs, divided by the sum of net interest income and non-interest income excluding gains or losses on securities.

(4)	Ratios are for East Boston Savings Bank only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report.

Critical Accounting Policies

The Company’s summary of significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2011. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

The adequacy of the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill is subject to ongoing periodic review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value of the Company or the reporting unit unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares the book value of the Company or the reporting unit to the fair value of the Company, or to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

Income Taxes

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2011 and 2010. A valuation allowance of $441,000 was required as of December 31, 2009 due primarily to the limited future taxable income projected for federal and state tax purposes that can be utilized to offset a charitable contribution carryforward of $2.4 million, which will expire in 2013.

Operating Strategies

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategies of:

1.	Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin;

2.	Growing our franchise through the opening of additional branch offices, expanding lending capacity and the possible acquisition of existing financial service companies or their assets;

3.	Increasing core deposits through aggressive marketing and offering new deposit products; and

4.	Continuing to grow and diversify our sources of non-interest income.

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

We continually monitor the investment portfolio for credit risk, with a monthly formal review by the Company’s Executive Committee of any issuers that have heightened credit risk factors such as rating agency and analyst downgrades and declines in market valuation. In addition, the Executive Committee reviews new investments for credit-worthiness before purchase. The Company generally purchases marketable equity securities in lots over time, while debt securities are purchased individually. We intend to replace maturing investments in 2012 as determined to be appropriate in accordance with our risk management policies and our funding needs. The Company also invests in money market mutual fund accounts which it utilizes as an alternative to investing excess cash in federal funds.

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

In order to improve our risk management, we utilize a Risk Management Officer to oversee the bank-wide risk management process. These responsibilities include the implementation of an overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following areas: interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory. This position provides counsel to members of our senior management team on all issues that affect our risk positions.

Expanding our franchise through the opening of additional branch offices, additions to lending capacity and the possible acquisition of existing financial service companies or their assets

We are always looking to expand our franchise in the greater Boston metropolitan area. Since 2002, we have opened 11 de novo branches, the most recent in February 2012. In the third quarter of 2011, we significantly expanded our commercial business lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that is expected to enhance our presence in all of our market areas and add strength to our business platform. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those currently served by East Boston Savings Bank, as opportunities present themselves in favorable locations. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached.

On January 4, 2010, the Company completed its acquisition of Mt. Washington Co-operative Bank (“Mt. Washington”). The combination of Mt. Washington and East Boston Savings Bank resulted in a community bank with 19 full service branch offices located throughout the Boston metropolitan area. The transaction increased the Company’s deposits from $922.5 million to $1.3 billion as of January 4, 2010. We hope to continue to increase our franchise by pursuing expansion through the acquisition of existing financial service companies or their assets, although we currently have no specific plans or agreements regarding any acquisitions.

In addition to branching, lending expansion and acquisitions, we are focusing on upgrading existing facilities in an effort to better serve our customers. The new facilities and the renovations to our existing facilities are expected to be funded by cash generated by our business. Consequently, we do not currently expect to borrow funds specifically for these expansion projects.

We also diversified our market area through our acquisition in 2006 of 40% of the capital stock of Hampshire First Bank, a de novo New Hampshire chartered bank headquartered in Manchester, New Hampshire. We account for our investment in Hampshire First Bank by the equity method of accounting under which our share of the net income or loss of Hampshire First Bank is recognized as a component of non-interest income in our consolidated financial statements. During the years ended December 31, 2011 and 2010, Meridian Interstate Bancorp recorded equity income of $1.1 million and $492,000, respectively, on this investment.

On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. and NBT Bank, N.A. The merger of Hampshire First Bank into NBT is expected to be completed in the second quarter of 2012, with a gain on sale to be recognized by the Company based on the terms of the Agreement and Plan of Merger and the price of NBT stock on the merger date. For more information about this transaction, see “Item 1—Business—Subsidiaries and Affiliates.”

Increasing core deposits through aggressive marketing and the offering of new deposit products

Retail deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 59.7% of our total deposits at December 31, 2011. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. We generated income from customer service fees of $5.9 million, $5.8 million and $3.2 million in 2011, 2010 and 2009, respectively. We offer reverse mortgages, which generated $161,000, $135,000 and $43,000 of loan fee income in 2011, 2010 and 2009, respectively. We also offer non-deposit investment products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care. Our non-deposit financial products generated $198,000, $302,000 and $211,000 of non-interest income during the years ended December 31, 2011, 2010 and 2009, respectively.

Balance Sheet Analysis

Assets

The Company’s total assets increased $138.6 million, or 7.5%, to $1.974 billion at December 31, 2011 from $1.836 billion at December 31, 2010. Cash and cash equivalents increased $1.2 million, or 0.8%, to $156.7 million at December 31, 2011 from $155.5 million at December 31, 2010. Securities available for sale decreased $25.4 million, or 7.0%, to $335.2 million at December 31, 2011 from $360.6 million at December 31, 2010. Net loans increased $167.7 million, or 14.3%, to $1.341 billion at December 31, 2011 from $1.174 billion at December 31, 2010.

Loans

At December 31, 2011, net loans were $1.341 billion, or 67.9% of total assets. During the year ended December 31, 2011, total loans increased $170.6 million, or 14.4%.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential real estate:
One-to four-family	$417,889	30.9%	$402,887	34.0%	$276,122	33.5%	$274,716	38.6%	$224,109	39.1%
Multi-family	176,668	13.0	135,290	11.4	53,402	6.5	31,212	4.4	26,855	4.7
Home equity lines of credit	60,989	4.5	62,750	5.3	29,979	3.6	28,253	4.0	21,541	3.8
Commercial real estate	528,585	39.0	433,504	36.6	350,648	42.6	269,454	37.7	177,233	30.9
Construction	93,158	6.9	113,142	9.6	94,102	11.4	91,652	12.9	109,635	19.1

Total real estate loans	1,277,289	94.3	1,147,573	96.9	804,253	97.6	695,287	97.6	559,373	97.6

Commercial business loans	71,544	5.3	30,189	2.6	18,029	2.2	15,355	2.2	11,859	2.1
Consumer	5,195	0.4	6,043	0.5	1,205	0.2	1,379	0.2	1,576	0.3

Total loans	1,354,028	100.0%	1,183,805	100.0%	823,487	100.0%	712,021	100.0%	572,808	100.0%

Allowance for loan losses	(13,053)		(10,155)		(9,242)		(6,912)		(3,637)
Net deferred loan origination costs (fees)	326		(88)		(945)		(1,005)		(1,067)

Loans, net	$1,341,301		$1,173,562		$813,300		$704,104		$568,104

Loan Maturity

The following tables set forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
		Commercial
(In thousands)	Real Estate	Business	Consumer	Total
Amounts due in:
One year or less	$213,499	$12,044	$480	$226,023
More than one to five years	683,294	27,421	4,668	715,383
More than five to ten years	159,082	28,583	44	187,709
More than ten years	221,414	3,496	3	224,913

Total	$1,277,289	$71,544	$5,195	$1,354,028

Interest rate terms on amounts due after one year:
Fixed-rate loans	$261,993	$14,689	$4,734	$281,416
Adjustable-rate loans	801,794	44,805	9	846,608

Total	$1,063,787	$59,494	$4,743	$1,128,024

At December 31, 2011, our loan portfolio consisted of $351.1 million of fixed-rate loans and $1.003 billion of adjustable-rate loans.

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

Delinquencies

Total past due loans increased $16.8 million, or 52.8%, to $48.7 million at December 31, 2011 from $31.8 million at December 31, 2010, reflecting an increase of $7.6 million in loans 90 days or more past due and an increase of $9.2 million in loans 30 to 89 days past due. Delinquent loans at December 31, 2011 included $21.7 million of loans acquired in the Mt. Washington merger, including $8.1 million that were 30 to 59 days past due, $2.5 million that were 60 to 89 days past due and $11.1 million that were 90 days or more past due. At December 31, 2011, non-accrual loans exceeded loans 90 days or more past due by $25.9 million primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2011, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four family	$15,795	$11,529	$4,098	$3,962	$2,059
Multi-family	1,605	2,246	850	—	—
Home equity lines of credit	1,765	2,408	—	—	98
Commercial real estate	11,588	11,290	7,388	883	1,561
Construction	22,434	15,326	9,224	9,387	1,218

Total real estate loans	53,187	42,799	21,560	14,232	4,936
Commercial business loans	508	335	—	—	45
Consumer	—	—	138	—	1

Total non-accrual loans	53,695	43,134	21,698	14,232	4,982
Foreclosed assets	3,853	4,080	2,869	2,604	560

Total nonperforming assets	$57,548	$47,214	$24,567	$16,836	$5,542

Non-performing loans to total loans	3.97%	3.64%	2.63%	2.00%	0.87%
Non-performing loans to total assets	2.72%	2.35%	1.79%	1.34%	0.50%
Non-performing assets to total assets	2.91%	2.57%	2.03%	1.58%	0.55%

Non-performing loans increased to $53.7 million, or 3.97% of total loans outstanding at December 31, 2011, from $43.1 million, or 3.64% of total loans outstanding at December 31, 2010 primarily due to increases of $7.1 million in non-accrual construction loans and $4.3 million in non-accrual one-to four-family loans, partially offset by decreases of $643,000 in non-accrual home equity lines of credit and $641,000 in non-accrual multi-family loans. Foreclosed real estate decreased $227,000, or 5.6%, to $3.9 million at December 31, 2011 from $4.1 million at December 31, 2010. Non-performing assets increased to $57.5 million, or 2.91% of total assets, at December 31, 2011, from $47.2 million, or 2.57% of total assets, at December 31, 2010. Non-performing assets at December 31, 2011 included $19.7 million of assets acquired in the Mt. Washington merger, comprised of $17.4 million of non-performing loans and $2.3 million of foreclosed real estate. Interest income that would have been recorded for the year ended December 31, 2011 had nonaccruing loans been current according to their original terms amounted to $1.8 million.

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

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated.

	September 30,	September 30,	September 30,
	At December 31,
(In thousands)	2011	2010	2009
TDRs on accrual status:
One-to four-family	$1,269	$1,289	$189

Total TDRs on accrual status	1,269	1,289	189

TDRs on non-accrual status:
One-to four-family	2,052	288	1,148
Commercial real estate	4,663	4,797	—
Construction	7,715	3,487	591

Total TDRs on non-accrual status	14,430	8,572	1,739

Total TDRs	$15,699	$9,861	$1,928

The increase in construction TDRs was due to three loans restructured during the year ended December 31, 2011. One loan was originated for $1.9 million to consolidate a two loan relationship. The restructure and consolidation of this relationship reflects a six month interest only balloon note with a fixed interest rate of 6% (a reduction of 50 basis points from the original loan). The Bank incurred charge offs totaling $194,000 on this loan at the time of origination. In addition, two loans were originated with an interest rate fixed at 5.5% (a reduction of 100 basis points from the original loans). No charge offs have been incurred on these loans.

The increase in one-to four-family TDRs was due to ten residential loan modifications completed for the year ended December 31, 2011. Modifications of one-to four-family TDRs consist of either rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at December 31, 2011 other than those already classified as non-performing, impaired or troubled debt restructurings.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Beginning Balance	$10,155	$9,242	$6,912	$3,637	$3,362
Provision for loan losses	3,663	3,181	4,082	5,638	465
Charge offs:
Real estate	1,334	2,719	1,938	2,265	207
Commercial business	72	93	—	98	—
Consumer	96	199	87	3	63

Total charge-offs	1,502	3,011	2,025	2,366	270
Recoveries:
Real estate	690	646	250	—	16
Commercial business	—	8	—	—	—
Consumer	47	89	23	3	64

Total recoveries	737	743	273	3	80

Net charge-offs	(765)	(2,268)	(1,752)	(2,363)	(190)

Ending Balance	$13,053	$10,155	$9,242	$6,912	$3,637

Allowance to non-accrual loans	24.31%	23.54%	42.59%	48.57%	73.00%
Allowance to total loans outstanding	0.96%	0.86%	1.12%	0.97%	0.63%
Net charge-offs to average loans outstanding	0.06%	0.19%	0.23%	0.38%	0.03%

The Company’s provision for loan losses was $3.7 million for the year ended December 31, 2011 compared to $3.2 million for the year ended December 31, 2010. This increase was based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $13.1 million or 0.96% of total loans outstanding at December 31, 2011, compared to $10.2 million, or 0.86% of total loans outstanding at December 31, 2010. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	At December 31,
	2011			2010			2009
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total		to Total	of Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
Residential real estate:
One-to four-family	$1,861	14.3%	30.9%	$1,130	11.1%	34.0%	$1,730	18.7%	33.5%
Multi-family	1,361	10.4	13.0	1,038	10.2	11.4	467	5.1	6.5
Home equity lines of credit	245	1.9	4.5	227	2.2	5.3	128	1.4	3.6
Commercial real estate	6,980	53.4	39.0	5,238	51.7	36.6	4,435	48.0	42.6
Construction	1,430	11.0	6.9	2,042	20.1	9.6	1,859	20.1	11.4

Total real estate loans	11,877	91.0	94.3	9,675	95.3	96.9	8,619	93.3	97.6
Commercial business loans	1,061	8.1	5.3	448	4.4	2.6	586	6.3	2.2
Consumer	115	0.9	0.4	32	0.3	0.5	37	0.4	0.2

Total loans	$13,053	100.0%	100.0%	$10,155	100.0%	100.0%	$9,242	100.0%	100.0%

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

The Company had impaired loans totaling $58.9 million and $37.6 million as of December 31, 2011 and 2010, respectively. At December 31, 2011, impaired loans totaling $9.1 million had a valuation allowance of $490,000. Impaired loans totaling $6.4 million had a valuation allowance of $120,000 at December 31, 2010. The Company’s average investment in impaired loans was $49.7 million and $33.6 million for the years ended December 31, 2011 and 2010, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2011 and considered any probable loss in determining the allowance for loan losses.

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

Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell, are less than the Company’s carrying values.

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

Securities Portfolio

At December 31, 2011, the securities portfolio was $335.2 million, or 17.0% of total assets. At that date, 49.4% of the securities portfolio, or $165.7 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $75.2 million, and $74.1 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 3 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in the Company’s corporate bond portfolio. The portfolio also includes debt securities issued by government-sponsored enterprises, municipal bonds, mortgage backed securities issued by government-sponsored enterprises and private companies and marketable equity securities. Included in marketable equity securities are money market mutual funds and common stocks. The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Debt securities:
Corporate bonds	$163,746	$165,704	$214,625	$222,038	$212,279	$220,007
Government-sponsored enterprises	82,898	83,195	36,062	35,900	—	—
Municipal bonds	7,401	7,574	6,583	6,493	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	25,296	26,664	33,625	34,542	23,659	23,778
Private label	7,322	7,055	9,737	10,334	—	—
Other debt securities	—	—	641	641	—	—

Total debt securities	286,663	290,192	301,273	309,948	235,938	243,785

Marketable equity securities:
Common stocks	31,820	36,007	31,344	36,765	26,698	28,878
Money market mutual funds	9,049	9,031	13,904	13,889	20,704	20,704

Total marketable equity securities	40,869	45,038	45,248	50,654	47,402	49,582

Total	$327,532	$335,230	$346,521	$360,602	$283,340	$293,367

At December 31, 2011, we had no investments in a single company or entity, other than Government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2011.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Debt securities:
Corporate bonds	$39,571	4.83%	$110,751	3.24%	$13,424	3.26%	$—	—%	$163,746	3.62%
Government-sponsored enterprises	83	2.78	17,145	1.72	64,170	2.21	1,500	2	82,898	2.10
Municipal bonds	—	—	4,935	2.64	2,466	3.57	—	—	7,401	2.95
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	6	12.47	20	9.34	25,270	4.43	25,296	4.43
Private label	—	—	—	—	397	5.00	6,925	5.60	7,322	5.57

Total debt securities	$39,654	4.83%	$132,837	3.02%	$80,477	2.44%	$33,695	4.55%	$286,663	3.29%

The available-for-sale securities portfolio decreased $25.4 million, or 7.0% to $335.2 million at December 31, 2011 from $360.6 million at December 31, 2010. Money market mutual funds included in the marketable equity securities portfolio totaled $9.0 million and $13.9 million at December 31, 2011 and 2010, respectively.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2011, unrealized losses in our debt portfolio ranged from 0% to 26.0%, and unrealized losses in our equity portfolio ranged from 0% to 39.3%.

As of December 31, 2011, the net unrealized gain on the total equity portfolio was $4.2 million. Two equity securities had fair value declines of 15.0% or more, with net unrealized losses of $296,000. The most significant market valuation decrease related to any one equity security within the portfolio at December 31, 2011 is $195,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

As of December 31, 2011, the net unrealized gain on the total debt securities portfolio was $3.5 million. Two residential mortgage-backed securities, issued by private label companies, had a market decline of 16.4% and 26.0% from amortized cost. The aggregate unrealized loss on these securities at December 31, 2011 was $134,000 and is presently considered to be temporary. Two corporate bonds, issued by commercial banks, had a market decline of 10.2% and 10.6% from amortized cost. The aggregate unrealized loss on these securities at December 31, 2011 was $505,000 and is presently considered to be temporary. The Company has no indication that the issuers will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bonds before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary. No other debt securities had a market decline greater than 10.0% of amortized cost.

Refer to Note 3 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding the Company’s assessment of other-than-temporary impairment.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. At December 31, 2011, core deposits were 59.8% of total deposits. Deposits increased $144.8 million, or 9.9%, to $1.604 billion at December 31, 2011, primarily as a result of growth of $195.6 million in core deposits. The net deposit growth also reflects $57.4 million of new deposits in the four branches opened during 2011.

The following table sets forth the average balances of deposits for the periods indicated.

	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Years Ended December 31,
	2011			2010			2009
			Percent			Percent			Percent
	Average	Average	of Total	Average	Average	of Total	Average	Average	of Total
(Dollars in thousands)	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
Demand deposits	$126,737	—%	9.1%	$106,549	—%	7.7%	$61,342	—%	6.9%
NOW deposits	134,557	0.46	9.6	117,584	0.46	9.3	37,838	0.34	4.2
Money market deposits	376,546	0.93	27.8	308,756	1.12	22.2	231,248	1.71	25.8
Regular and other deposits	205,664	0.49	13.3	184,287	0.55	12.9	127,621	0.80	14.3
Certificates of deposit	692,638	1.82	40.2	644,181	1.93	47.9	436,341	3.04	48.8

Total	$1,536,142	1.15%	100.0%	$1,361,357	1.28%	100.0%	$894,390	2.12%	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011.

September 30,
Certificates
(In thousands)	of Deposit
Maturity Period:
Three months or less	$66,830
Over three through six months	59,142
Over six through twelve months	49,732
Over twelve months	148,243

Total	$323,947

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. At December 31, 2011, total borrowings decreased $17.2 million, or 11.6%, to $131.5 million from $148.7 million at December 31, 2010, reflecting $21.8 million of reductions in Federal Home Loan Bank advances partially offset by a $4.5 million increase in short-term borrowings. At December 31, 2011 and 2010, FHLB advances totaled $114.9 million and $136.7 million, respectively, with a weighted average rate of 2.61% and 2.63%, respectively. At December 31, 2011 and 2010, federal funds purchased totaled $16.5 million and $12.0 million, respectively, with a weighted average rate of 0.15% and 0.20%, respectively. At December 31, 2011, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	September 30,	September 30,	September 30,
	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Balance outstanding at end of year	$131,450	$148,683	$75,410
Average amount outstanding during the year	$143,346	$154,123	$65,884
Weighted average interest rate during the year	2.26%	2.33%	3.04%
Maximum outstanding at any month end	$157,848	$163,336	$75,410
Weighted average interest rate at end of year	2.29%	2.43%	2.35%

Stockholders’ Equity

Total stockholders’ equity increased $4.3 million, or 2.0%, to $219.9 million at December 31, 2011, from $215.6 million at December 31, 2010. The increase for the year ended December 31, 2011 was due primarily to $12.0 million in net income, partially offset by a $5.2 million increase in treasury stock resulting from the Company’s repurchase of 392,663 shares and a $4.1 million decrease in accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 11.14% at December 31, 2011, compared to 11.74% at December 31, 2010. Book value per share increased to $9.93 at December 31, 2011 from $9.59 at December 31, 2010. Tangible book value per share increased to $9.31 at December 31, 2011 from $8.98 at December 31, 2010. Market price per share increased $0.66, or 5.6%, to $12.45 at December 31, 2011 from $11.79 at December 31, 2010. At December 31, 2011, the Company and the Bank continued to exceed all regulatory capital requirements.

Average Balance Sheets and Related Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances but are not deemed material. Loan fees are included in interest income on loans but are not material. None of the income reflected in the following table is tax-exempt income.

	Sep	Sep	Sep	Sep	Sep	Sep	Sep	Sep	Sep
	Years Ended December 31,
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Loans	$1,230,294	$66,157	5.38%	$1,184,816	$67,459	5.69%	$768,278	$45,050	5.86%
Securities and certificates of deposits	364,199	12,153	3.34	350,038	14,432	4.12	291,372	11,592	3.98
Other interest-earning assets	190,634	502	0.26	72,136	168	0.23	25,883	25	0.10

Total interest-earning assets	1,785,127	78,812	4.41	1,606,990	82,059	5.11	1,085,533	56,667	5.22

Noninterest-earning assets	128,955			131,756			78,776

Total assets	$1,914,082			$1,738,746			$1,164,309

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$134,557	613	0.46	$117,584	540	0.46	$37,838	128	0.34
Money market deposits	376,546	3,515	0.93	308,756	3,447	1.12	231,248	3,956	1.71
Regular and other deposits	205,664	1,003	0.49	184,287	1,011	0.55	127,621	1,026	0.80
Certificates of deposit	692,638	12,607	1.82	644,181	12,446	1.93	436,341	13,276	3.04

Total interest-bearing deposits	1,409,405	17,738	1.26	1,254,808	17,444	1.39	833,048	18,386	2.21
Borrowings	143,346	3,234	2.26	154,123	3,596	2.33	65,884	2,006	3.04

Total interest-bearing liabilities	1,552,751	20,972	1.35	1,408,931	21,040	1.49	898,932	20,392	2.27

Noninterest-bearing demand deposits	126,737			106,549			61,342
Other noninterest-bearing liabilities	15,138			13,798			10,149

Total liabilities	1,694,626			1,529,278			970,423
Total stockholders’ equity	219,456			209,468			193,886

Total liabilities and stockholders’ equity	$1,914,082			$1,738,746			$1,164,309

Net interest-earning assets	$232,376			$198,059			$186,601

Net interest income		$57,840			$61,019			$36,275

Interest rate spread			3.06%			3.62%			2.95%
Net interest margin			3.24%			3.80%			3.34%
Average interest-earning assets to average interest-bearing liabilities		114.97%			114.06%			120.76%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,536,142	$17,738	1.15%	$1,361,357	$17,444	1.28%	$894,390	$18,386	2.06%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,679,488	$20,972	1.25%	$1,515,480	$21,040	1.39%	$960,274	$20,392	2.12%

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

	Years Ended December 31,			Years Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$2,531	$(3,833)	$(1,302)	$23,752	$(1,343)	$22,409
Securities and certificates of deposits	564	(2,843)	(2,279)	2,406	434	2,840
Other interest-earning assets	309	25	334	80	63	143

Total	3,404	(6,651)	(3,247)	26,238	(846)	25,392

Interest Expense:
Deposits	1,779	(1,485)	294	6,840	(7,782)	(942)
Borrowings	(246)	(116)	(362)	2,152	(562)	1,590

Total	1,533	(1,601)	(68)	8,992	(8,344)	648

Change in net interest income	$1,871	$(5,050)	$(3,179)	$17,246	$7,498	$24,744

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

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

Net income was $12.0 million, or $0.55 per share (basic and diluted) for the year ended December 31, 2011 compared to net income of $13.4 million, or $0.61 per share (basic and diluted), for the year ended December 31, 2010. Income before income tax expense decreased $2.2 million to $18.6 million, the net result of a decrease in net interest income of $3.2 million and an increase in non-interest expense of $2.2 million, partially offset by an increase in non-interest income of $3.7 million.

The Company’s return on average assets and stockholders’ equity was 0.63% and 5.45%, respectively, for the year ended December 31, 2011 as compared to 0.77% and 6.38% for the year ended December 31, 2010.

For the year ended December 31, 2010, net income was $13.4 million, or $0.61 per share (basic and diluted) compared to net income of $3.8 million, or $0.17 per share (basic and diluted), for the year ended December 31, 2009. Income before income tax expense increased $14.8 million to $20.8 million, the net result of increases in net interest income of $24.7 million and non-interest income of $6.4 million, partially offset by an increase in non-interest expense of $17.2 million. The year ended December 31, 2010 reflects combined results following the acquisition of Mt. Washington Co-operative Bank on January 4, 2010.

During the year ended December 31, 2010, the Company recorded a pre-tax charge of $2.7 million for costs related to termination of the contract with Mt. Washington’s data processing services provider in October 2010. The after-tax impact of this charge was a reduction to net income of $1.6 million, or $0.07 per share (basic and diluted), for the year ended December 31, 2010.

For the year ended December 31, 2010, the Company’s return on average assets and stockholders’ equity increased to 0.77% and 6.38%, respectively, compared to 0.32% and 1.94% for the year ended December 31, 2009.

Net Income

Net income information is as follows:

	Years Ended December 31,			Change 2011/2010		Change 2010/2009
(Dollars in thousands)	2011	2010	2009	Amount	Percent	Amount	Percent
Net interest income	$57,840	$61,019	$36,275	$(3,179)	(5.2)%	$24,744	68.2%
Provision for loan losses	3,663	3,181	4,082	482	15.2	(901)	(22.1)
Non-interest income	15,388	11,721	5,295	3,667	31.3	6,426	121.4
Non-interest expenses	50,994	48,804	31,566	2,190	4.5	17,238	54.6
Net income	11,970	13,374	3,763	(1,404)	(10.5)	9,611	255.4

Return on average assets	0.63%	0.77%	0.32%	(0.14)	(18.2)%	0.45	140.6%
Return on average equity	5.45%	6.38%	1.94%	(0.93)	(14.6)%	4.44	228.9%

Net Interest Income

Net interest income decreased $3.2 million, or 5.2%, to $57.8 million for the year ended December 31, 2011 from $61.0 million for the year ended December 31, 2010. The net interest rate spread and net interest margin were 3.06% and 3.24%, respectively, for the year ended December 31, 2011 compared to 3.62% and 3.80%, respectively, for the year ended December 31, 2010. The decrease in net interest income was due primarily to declines in yields on loans and securities for the year ended December 31, 2011 compared to 2010.

The Company’s yield on loans declined 31 basis points to 5.38%, which was partially offset by an increase in the average balance of the loan portfolio of $45.5 million, or 3.8%, to $1.230 billion for the year ended December 31, 2011 compared to the year ended December 31, 2010. For the year ended December 31, 2011, the average balance of total deposits increased $174.8 million, or 12.8%, to $1.536 billion, which was partially offset by a decline in the cost of total deposits of 13 basis points to 1.15% compared to the year ended December 31, 2010. The Company’s yield on interest-earning assets declined 70 basis points to 4.41% for the year ended December 31, 2011 compared to 5.11% for the year ended December 31, 2010, while the cost of funds declined 14 basis points to 1.25% for the year ended December 31, 2011 compared to 1.39% for the year ended December 31, 2010.

For the year ended December 31, 2010, net interest income increased $24.7 million, or 68.2%, to $61.0 million from $36.3 million for the year ended December 31, 2009. The net interest rate spread and net interest margin were 3.62% and 3.80%, respectively, for the year ended December 31, 2010 compared to 2.95% and 3.34%, respectively, for the year ended December 31, 2009. The increase in net interest income was due primarily to the Mt. Washington merger and organic loan growth, along with declines in interest costs of deposits and borrowings.

The average balance of the Company’s loan portfolio, which is principally comprised of real estate loans, increased $416.5 million, or 54.2%, to $1.185 billion for 2010, which was partially offset by the decline in the yield on loans of 17 basis points to 5.69% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The Company’s total cost of deposits declined 78 basis points to 1.28%, which was partially offset by the increase in the average balance of total deposits of $467.0 million, or 52.2%, to $1.361 billion for the year ended December 31, 2010 compared to the year ended December 31, 2009. The Company’s yield on interest-earning assets decreased 11 basis points to 5.11% for the year ended December 31, 2010 compared to 5.22% for the year ended December 31, 2009, while the cost of funds declined 73 basis points to 1.39% for the year ended December 31, 2010 compared to 2.12% for the year ended December 31, 2009.

Provision for Loan Losses

The Company’s provision for loan losses was $3.7 million for the year ended December 31, 2011 compared to $3.2 million for the year ended December 31, 2010. The increase in the provision for loan losses was based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $13.1 million or 0.96% of total loans outstanding at December 31, 2011, compared to $10.2 million or 0.86% of total loans outstanding at December 31, 2010. An analysis of the changes in the allowance for loan losses is presented under “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”

For the year ended December 31, 2010, the provision for loan losses was $3.2 million compared to $4.1 million for the year ended December 31, 2009. The allowance for loan losses was $10.2 million, or 0.86% of total loans outstanding as of December 31, 2010, compared with $9.2 million, or 1.12% of total loans as of December 31, 2009. The decrease in the ratio of the allowance for loan losses to total loans outstanding was primarily due to $345.3 million of loans acquired in the Mt. Washington merger at fair value and the application of current accounting guidance that precludes the combination of allowance for loan loss amounts associated with such loans acquired.

Non-Interest Income

	Years Ended December 31,			Change 2011/2010		Change 2010/2009
(Dollars in thousands)	2011	2010	2009	Amount	Percent	Amount	Percent
Customer service fees	$5,867	$5,823	$3,219	$44	0.8%	$2,604	80.9%
Loan fees	584	636	584	(52)	(8.2)	52	8.9
Mortgage banking gains, net	2,125	1,811	560	314	17.3	1,251	223.4
Other-than-temporary impairment losses on securities	—	—	(429)	—	—	429	100.0
Gain (loss) on sales of securities, net	4,464	1,790	(158)	2,674	149.4	1,948	1,232.9
Income from bank-owned life insurance	1,221	1,169	890	52	4.4	279	31.3
Equity income on investment in affiliate bank	1,110	492	629	618	125.6	(137)	(21.8)
Other income	17	—	—	17	—	—	—

Total non-interest income	$15,388	$11,721	$5,295	$3,667	31.3%	$6,426	121.4%

Non-interest income increased $3.7 million, or 31.3%, to $15.4 million for the year ended December 31, 2011 from $11.7 million for the year ended December 31, 2010 primarily due to increases of $2.7 million in gain on sales of securities, net, $314,000 in mortgage banking gains, net, and $618,000 in equity income from Hampshire First Bank. As announced in November 2011, Hampshire First Bank, which is approximately 43% owned by the Company, entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. and NBT Bank, N.A. The merger is currently expected to be completed early in the second quarter of 2012.

For the year ended December 31, 2010, non-interest income increased $6.4 million, or 121.4%, to $11.7 million from $5.3 million for the year ended December 31, 2009, primarily due to increases of $2.6 million in customer service fees, $1.9 million in gain on sales of securities, net, $1.3 million in mortgage banking gains, net, and $429,000 of other-than-temporary impairment losses recorded in the prior year. The increases in customer service fees were primarily due to service charges on deposit relationships acquired in the Mt. Washington merger and additional growth in deposits. The increases in gain on sales of securities reflected sales totaling $4.7 million during the quarter ended December 31, 2010 of certain securities acquired in the Mt. Washington merger for a net gain of $953,000 and sales totaling $6.6 million during the year ended December 31, 2010 of other securities for a net gain of $485,000. The increases in gain on sales of loans reflected higher gains on sales of loans originated for sale during the year ended December 31, 2010 and gains totaling $352,000 on sales of fixed-rate bi-weekly mortgage loans during the first quarter of 2010.

Non-Interest Expense

	Years Ended December 31,			Change 2011/2010		Change 2010/2009
(Dollars in thousands)	2011	2010	2009	Amount	Percent	Amount	Percent
Salaries and employee benefits	$29,474	$25,716	$18,726	$3,758	14.6%	$6,990	37.3%
Occupancy and equipment	7,831	5,646	3,056	2,185	38.7	2,590	84.8
Data processing	2,909	3,200	1,752	(291)	(9.1)	1,448	82.6
Data processing contract termination cost	—	2,689	—	(2,689)	(100.0)	2,689	—
Marketing and advertising	2,450	1,968	1,241	482	24.5	727	58.6
Professional services	2,685	2,443	1,997	242	9.9	446	22.3
Foreclosed real estate expense	328	488	373	(160)	(32.8)	115	30.8
Deposit insurance	1,893	2,250	1,879	(357)	(15.9)	371	19.7
Other general and administrative	3,424	4,404	2,542	(980)	(22.3)	1,862	73.2

Total non-interest expenses	$50,994	$48,804	$31,566	$2,190	4.5%	$17,238	54.6%

Non-interest expense increased $2.2 million, or 4.5%, to $51.0 million for the year ended December 31, 2011 from $48.8 million for the year ended December 31, 2010, primarily due to increases of $3.8 million in salaries and employee benefits, $2.2 million in occupancy and equipment expenses, $482,000 in marketing and advertising, and $242,000 in professional services, partially offset by decreases of $980,000 in other general and administrative expenses, $357,000 in deposit insurance, $291,000 in recurring data processing costs, $160,000 in foreclosed real estate costs and a $2.7 million charge during the year ended December 31, 2010 related to termination of the contract with Mt. Washington Co-operative Bank’s data processing services provider. The increases in salaries and employee benefits, and occupancy and equipment were primarily associated with the new branches opened this year and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 74.16% for the year ended December 31, 2011 compared to 65.00% for the year ended December 31, 2010, excluding the charge to terminate Mt. Washington Co-operative Bank’s data processing contract.

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

During the year ended December 31, 2010, the Company agreed to revised contract terms with its current data processing services provider that included provisions for the conversion of Mt. Washington’s accounts from their data processing services provider as completed in October 2010. As a result of these revised contract terms and the termination of Mt. Washington’s prior data processing services contract, the Company expects to realize significant data processing cost savings in subsequent periods.

Income Tax Provision

The Company recorded a provision for income taxes of $6.6 million for the year ended December 31, 2011, reflecting an effective tax rate of 35.5%, compared to $7.4 million, or 35.6%, for the year ended December 31, 2010. For the year ended December 31, 2009, the Company recorded a provision for income taxes of $2.2 million, reflecting an effective tax rate of 36.5%. The changes in the income tax provision for both of these years were primarily due to the changes in pre-tax income.

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

The Company’s Risk Management Committee, comprised of members of senior management, oversees the risk management process on behalf of the Company’s Board of Directors, with responsibility for the overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following risk areas: interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory. The activities of the Risk Management Committee are reported to the Audit Committee of the Board of Directors on a quarterly basis, or more often as necessary. The Risk Management Committee provides counsel to members of our management team on all issues that affect our risk positions. In addition, the Risk Management Committee is responsible for the following:

•	Develops, implements and maintains a risk management program for the entire Bank to withstand regulatory scrutiny and provides operational safety and efficiency;

•	Recommends policy to the Board of Directors;

•	Participates in developing long-term strategic risk objectives for the Company;

•	Coordinates and reviews risk assessments and provides recommendations on risk controls, testing and mitigation strategies;

•	Reviews and provides recommendations and approvals for all proposed business initiatives; and

•	Keeps abreast of risk management and regulatory trends and mitigation strategies.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at January 1, 2012 through December 31, 2012.

	September 30,	September 30,	September 30,
Increase (Decrease)	Net Interest Income
in Market Interest Rates	Amount	Change	Percent
(Dollars in Thousands)
300	$56,224	$(6,752)	(10.72)%
Flat	62,976
-50	63,205	229	0.36

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $156.7 million. In addition, at December 31, 2011, we had $78.7 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2011, we had $114.9 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2011 and 2010, we had total loan commitments outstanding, as follows:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
Unadvanced portion of existing loans:
Construction	$83,493	$64,722
Home equity line of credit	38,085	39,791
Other lines and letters of credit	33,603	21,212
Commitments to originate:
One-to four-family	6,417	15,362
Commercial real estate	70,544	65,187
Construction	66,481	12,625
Commercial business loans	71,491	—
Other loans	4,725	2,783

Total loan commitments outstanding	$374,839	$221,682

Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements.

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $13.4 million as of December 31, 2011, with total annual payments of $2.2 million.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2011 totaled $371.9 million, or 57.5% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
			More than	More than
		Up to One	One Year to	Three Years	More Than
(In thousands)	Total	Year	Three Years	to Five Years	Five Years
Contractual obligations:
Long-term debt obligations	$114,923	$42,693	$48,730	$23,500	$—
Operating lease obligations	7,601	792	1,479	1,388	3,942
Other long-term obligations (1)	13,410	2,235	4,470	4,470	2,235

Total	$135,934	$45,720	$54,679	$29,358	$6,177

(1)	Consists entirely of expenses related to obligations under a data processing agreement.

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

Capital Management

Both Meridian Interstate Bancorp and East Boston Savings Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, both Meridian Interstate Bancorp and East Boston Savings Bank exceeded all of their respective regulatory capital requirements. East Boston Saving Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements,” “Regulatory Capital Compliance” and Note 14 Stockholders’ Equity “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

We may use capital management tools such as cash dividends and common share repurchases. Pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of Meridian Interstate Bancorp, Meridian Interstate Bancorp has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases. Meridian Interstate Bancorp is also subject to the Federal Reserve Board’s notice provisions for stock repurchases.

In August 2011, the Company completed its third repurchase program, which consisted of 472,428 shares, and the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. As of December 31, 2011, the Company had repurchased 109,062 shares of its stock at an average price of $12.53 per share, or 12.1% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,512,990 shares since December 2008.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles in the United States of America are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 11 Other Commitments and Contingencies in Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

For the year ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Date: March 15, 2012	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer

Date: March 15, 2012	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Meridian Interstate Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Interstate Bancorp, Inc., (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Meridian Interstate Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Meridian Interstate Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Interstate Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Meridian Interstate Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Wolf & Company. P.C.

Boston, Massachusetts

March 15, 2012

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
(Dollars in thousands)	2011	2010
ASSETS

Cash and due from banks	$156,622	$155,430
Federal funds sold	63	63

Total cash and cash equivalents	156,685	155,493

Certificates of deposit—affiliate bank	2,500	—
Securities available for sale, at fair value	335,230	360,602
Federal Home Loan Bank stock, at cost	12,538	12,538
Loans held for sale	4,192	13,013

Loans	1,354,354	1,183,717
Less allowance for loan losses	(13,053)	(10,155)

Loans, net	1,341,301	1,173,562

Bank-owned life insurance	35,050	33,829
Foreclosed real estate, net	3,853	4,080
Investment in affiliate bank	12,607	11,497
Premises and equipment, net	36,991	34,425
Accrued interest receivable	7,282	7,543
Prepaid deposit insurance	1,257	3,026
Deferred tax asset, net	7,434	5,441
Goodwill	13,687	13,687
Other assets	3,773	7,094

Total assets	$1,974,380	$1,835,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non interest-bearing	$145,274	$111,423
Interest-bearing	1,459,214	1,348,306

Total deposits	1,604,488	1,459,729

Short-term borrowings—affiliate bank	6,471	1,949
Short-term borrowings—other	10,056	10,037
Long-term debt	114,923	136,697
Accrued expenses and other liabilities	18,498	11,807

Total liabilities	1,754,436	1,620,219

Commitments and contingencies (Notes 5, 7 and 11)
Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	97,669	97,005
Retained earnings	134,533	122,563
Accumulated other comprehensive income	3,985	8,038
Treasury stock, at cost, 584,881 and 192,218 shares at December 31, 2011 and 2010, respectively	(7,317)	(2,121)
Unearned compensation—ESOP, 662,400 and 703,800 shares at December 31, 2011 and 2010, respectively	(6,624)	(7,038)
Unearned compensation—restricted shares, 265,710 and 326,905 at December 31, 2011 and 2010, respectively	(2,302)	(2,836)

Total stockholders’ equity	219,944	215,611

Total liabilities and stockholders’ equity	$1,974,380	$1,835,830

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$66,157	$67,459	$45,050
Interest on debt securities	11,086	13,467	10,432
Dividends on equity securities	1,033	923	1,071
Interest on certificates of deposit	34	42	89
Interest on other interest-earning assets	422	168	25
Other interest and dividend income	80	—	—

Total interest and dividend income	78,812	82,059	56,667

Interest expense:
Interest on deposits	17,738	17,444	18,386
Interest on short-term borrowings	39	63	61
Interest on long-term debt	3,195	3,533	1,945

Total interest expense	20,972	21,040	20,392

Net interest income	57,840	61,019	36,275
Provision for loan losses	3,663	3,181	4,082

Net interest income, after provision for loan losses	54,177	57,838	32,193

Non-interest income:
Customer service fees	5,867	5,823	3,219
Loan fees	584	636	584
Mortgage banking gains, net	2,125	1,811	560
Other-than-temporary impairment losses on equity securities	—	—	(429)
Gain (loss) on sales of securities, net	4,464	1,790	(158)
Income from bank-owned life insurance	1,221	1,169	890
Equity income on investment in affiliate bank	1,110	492	629
Other income	17	—	—

Total non-interest income	15,388	11,721	5,295

Non-interest expenses:
Salaries and employee benefits	29,474	25,716	18,726
Occupancy and equipment	7,831	5,646	3,056
Data processing	2,909	3,200	1,752
Data processing contract termination cost	—	2,689	—
Marketing and advertising	2,450	1,968	1,241
Professional services	2,685	2,443	1,997
Foreclosed real estate	328	488	373
Deposit insurance	1,893	2,250	1,879
Other general and administrative	3,424	4,404	2,542

Total non-interest expenses	50,994	48,804	31,566

Income before income taxes	18,571	20,755	5,922
Provision for income taxes	6,601	7,381	2,159

Net income	$11,970	$13,374	$3,763

Income per share:
Basic	$0.55	$0.61	$0.17
Diluted	$0.55	$0.61	$0.17

Weighted average shares:
Basic	21,805,143	22,072,047	21,820,860
Diluted	21,931,863	22,081,005	21,820,860

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Shares of No Par Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
Balance at December 31, 2008	22,750,000	$100,684	$105,426	$(6,205)	$—	$(7,866)	$(2,199)	$189,840

Comprehensive income :
Net income	—	—	3,763	—	—	—	—	3,763
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	11,826	—	—	—	11,826
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	(38)	—	—	—	(38)

Total comprehensive income								15,551

Purchase of treasury stock	(517,500)	—	—	—	(4,535)	—	—	(4,535)
ESOP shares earned (41,400 shares)	—	(59)	—	—	—	414	—	355
Purchase of 164,000 shares for restricted stock awards	(164,000)	—	—	—	—	—	(1,468)	(1,468)
Share-based compensation expense	30,065	347	—	—	—	—	325	672

Balance at December 31, 2009	22,098,565	100,972	109,189	5,583	(4,535)	(7,452)	(3,342)	200,415

Comprehensive income :
Net income	—	—	13,374	—	—	—	—	13,374
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	2,333	—	—	—	2,333
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	122	—	—	—	122

Total comprehensive income								15,829

Purchase of treasury stock	(188,827)	—	—	—	(2,091)	—	—	(2,091)
ESOP shares earned (41,400 shares)	—	26	—	—	—	414	—	440
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—
Share-based compensation expense	57,030	512	—	—	—	—	506	1,018

Balance at December 31, 2010	22,480,877	97,005	122,563	8,038	(2,121)	(7,038)	(2,836)	215,611

Comprehensive income :
Net income	—	—	11,970	—	—	—	—	11,970
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(3,872)	—	—	—	(3,872)
Change in defined benefit plan prior service costs and actuarial losses, net of reclassification adjustments and tax effects	—	—	—	(181)	—	—	—	(181)

Total comprehensive income								7,917

Purchase of treasury stock	(392,663)	—	—	—	(5,196)	—	—	(5,196)
ESOP shares earned (41,400 shares)	—	118	—	—	—	414	—	532
Share-based compensation expense	61,195	546	—	—	—	—	534	1,080

Balance at December 31, 2011	22,149,409	$97,669	$134,533	$3,985	$(7,317)	$(6,624)	$(2,302)	$219,944

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$11,970	$13,374	$3,763
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(1,821)	(3,594)	—
Earned ESOP shares	532	440	355
Provision for loan losses	3,663	3,181	4,082
Amortization (accretion) of net deferred loan origination fees/costs	266	84	(60)
Net amortization of securities available for sale	672	1,103	1,226
Depreciation and amortization expense	2,300	2,472	1,287
(Gain) loss on sales of securities, net	(4,464)	(1,790)	158
Other-than-temporary impairment losses on equity securities	—	—	429
Gain on sales of loans held in portfolio, net	—	(352)	—
(Gain) loss and provision for foreclosed real estate	11	(117)	188
Deferred income tax provision	611	1,149	671
Income from bank-owned life insurance	(1,221)	(1,169)	(890)
Equity income on investment in affiliate bank	(1,110)	(492)	(629)
Share-based compensation expense	1,080	1,018	672
Net changes in:
Loans held for sale	8,821	(7,139)	(955)
Accrued interest receivable	261	61	(195)
Prepaid deposit insurance	1,769	2,088	(5,114)
Other assets	3,321	(985)	2
Accrued expenses and other liabilities	6,417	(184)	(141)

Net cash provided by operating activities	33,078	9,148	4,849

Cash flows from investing activities:
Cash provided by business combination	—	14,422	—
Maturities of certificates of deposit	—	3,100	7,000
Purchases of certificates of deposit	(2,500)	—	(3,000)
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	164,415	68,645	49,198
Proceeds from redemption of mutual funds	4,855	8,131	31,789
Proceeds from sales	43,417	12,278	9,203
Purchases	(189,578)	(105,380)	(113,137)
Loans originated, net of principal payments received	(174,094)	(55,819)	(114,303)
Proceeds from sales of fixed-rate loans held in portfolio	—	34,488	—
Purchases of premises and equipment	(4,783)	(2,977)	(1,772)
Purchase of Federal Home Loan Bank stock	—	—	(302)
Capitalized costs on foreclosed real estate	(58)	(369)	(1,613)
Proceeds from sales of foreclosed real estate	2,226	3,989	2,245

Net cash used in investing activities	(156,100)	(19,492)	(134,692)

(continued)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from financing activities:
Net increase in deposits	145,344	153,911	125,623
Net change in borrowings with maturities less than three months	4,541	(13,224)	17,399
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	25,475	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(20,475)	(18,200)	(7,475)
Purchase of stock for restricted stock awards	—	—	(1,468)
Purchase of treasury stock	(5,196)	(2,091)	(4,535)

Net cash provided by financing activities	124,214	145,871	129,544

Net change in cash and cash equivalents	1,192	135,527	(299)

Cash and cash equivalents at beginning of year	155,493	19,966	20,265

Cash and cash equivalents at end of year	$156,685	$155,493	$19,966

Supplemental cash flow information:
Interest paid on deposits	$18,424	$18,926	$18,714
Interest paid on borrowings	4,591	5,030	2,031
Income taxes paid, net of refunds	2,868	7,004	635
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,952	2,967	1,085
In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements:
Fair value of assets acquired, net of cash acquired	—	450,576	—
Fair value of liabilities assumed	—	464,998	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”), a 59.4%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company. The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”). The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive; and Meridian Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also holds a 43.1% share in Hampshire First Bank, and is accounting for this investment by the equity method of accounting, under which the Company’s share of the net income or loss of the affiliate is recognized as income or loss in the Company’s consolidated statement of income. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBT”) and NBT Bank, N.A. The merger of Hampshire First Bank into NBT is expected to be completed in the second quarter of 2012, with a gain on sale to be recognized by the Company based on the terms of the Agreement and Plan of Merger and the price of NBT stock on the merger date.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Note 3 includes the types of securities in which the Company invests and Note 4 includes the types of lending in which the Company engages. The Company believes that it does not have any significant concentration in any one industry or customer. Within the securities portfolio, the Company has a significant amount of corporate debt and marketable equity securities issued by companies in the financial services sector. Given the current market conditions, this sector continues to have an enhanced level of credit risk. As of December 31, 2011, the fair value of corporate debt and marketable equity securities in the financial services sector amounted to $74.1 million and $4.6 million, respectively. See Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Bank may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2011, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $127.3 million.

Certificates of Deposit

Certificates of deposits are purchased from FDIC-insured depository institutions, have an original maturity of greater than ninety days and are carried at cost. At December 31, 2011 and 2010, the Company’s balance in certificate of deposits was $2.5 million and $0, respectively. Certificate of deposits at December 31, 2011 were all with an affiliate bank, and exceeded the FDIC insurance limit of $250,000 at December 31, 2011.

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Securities Available for Sale

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component in other comprehensive income/loss, net of tax effects. Purchase premiums and discounts are recognized in interest income using the effective interest method over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2011 and 2010, no impairment has been recognized.

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

A substantial portion of the loan portfolio is represented by mortgage loans throughout eastern Massachusetts. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net deferred loan origination costs or fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the terms of the loans.

Loans that were acquired in connection with the Mt. Washington Co-operative Bank acquisition (see Note 2) were recorded at fair value with no carryover of the related allowance for loan losses. The fair value of the acquired loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for loan losses. Subsequent improvement in expected cash flows results in the reversal of a corresponding amount of the nonaccretable discount which is reclassified as accretable discount that is recognized into interest income over the remaining life of the loan.

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

The adequacy of the allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general, allocated and unallocated components, as further described below.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-performing loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate loans—The Company primarily originates loans with a loan-to-value ratio of 80% or less and does not grant subprime loans. The Company may also originate loans with loan-to-value ratios up to 95% (100% for first time home buyers only) with such value measured at origination; however, private mortgage insurance is generally required for loans with a loan-to-value ratio over 80%. All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate loans—Loans in this segment are primarily income-producing properties such as apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. These properties are generally located in the greater Boston metropolitan area and certain other areas in eastern Massachusetts, and in south-eastern New Hampshire and Maine. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans—Loans in this segment primarily include loans for construction of commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. The Company also originates loans to individuals and to builders to finance the construction of residential dwellings. Most of these construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value upon completion of the project. Management carefully monitors the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (concluded)

Commercial loans—Loans in this segment are made to businesses in the Company’s market area and are generally secured by real estate or other assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

Consumer loans—Loans in this segment may include automobile loans, loans secured by passbook or certificate accounts and overdraft loans and repayment is dependent on the credit quality of the individual borrower.

Allocated Component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for multi-family residential, commercial real estate, construction and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Prior to 2010, management individually reviewed one-to four-family residential mortgage loans for impairment. However, the growth in the one-to four-family loan portfolio as a result of the merger with Mt. Washington Co-operative Bank on January 4, 2010 made it less practical to individually review this homogenous pool of mortgage loans. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures beginning in 2010, unless such loans are subject to a troubled debt restructuring agreement.

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

Bank-Owned Life Insurance

The Bank has purchased insurance policies on the lives of certain directors, executive officers and employees. Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Servicing

The Company services residential real estate loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. For sale of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. The Company uses an internal valuation model to estimate the fair value of servicing rights. This model is utilized to calculate the present value of projected future cash flows and requires estimates of numerous market assumptions, such as interest rates, prepayment assumptions, servicing costs, discount rates, and the payment performance of the underlying loans. The measurement of the fair value of servicing rights is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill is subject to ongoing periodic review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value of the Company or the reporting unit unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares the book value of the Company or the reporting unit to the fair value of the Company, or to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2011 or 2010 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2011, 2010 and 2009.

Income tax benefits related to stock compensation in excess of grant date fair value, less any proceeds on exercise, are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings Per Share

Basic earnings per share excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested stock awards are non-forfeitable, these unvested stock awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (concluded)

Basic and diluted earnings per share have been computed based on the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009

Net income available to common stockholders	$11,970	$13,374	$3,763

Average number of common shares outstanding	21,603,084	21,819,129	21,641,073
Effect of unvested stock awards	202,059	252,918	179,787

Basic weighted average shares outstanding	21,805,143	22,072,047	21,820,860
Effect of dilutive stock options	126,720	8,958	—

Diluted weighted average shares outstanding	21,931,863	22,081,005	21,820,860

Earnings per share:
Basic	$0.55	$0.61	$0.17
Diluted	$0.55	$0.61	$0.17

Options for 58,600, 309,340 and 853,440 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2011, 2010 and 2009.

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

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Unrealized holding gains (losses) on securities available for sale	$(1,919)	$5,844	$19,117
Reclassification adjustments for losses (gains) realized in income	(4,464)	(1,790)	587

Unrealized gains (losses)	(6,383)	4,054	19,704
Tax effect	2,511	(1,721)	(7,878)

Net-of-tax amount	(3,872)	2,333	11,826

Amortization of prior service cost—supplemental director retirement plan	28	28	28
Actuarial net losses arising during the year	(287)	(22)	—

	(259)	6	28
Tax effect	88	(19)	(11)

Net-of-tax amount	(171)	(13)	17

Amortization of prior service cost—long-term health care plan	18	88	108
Actuarial net losses arising during the year	(33)	115	(189)

	(15)	203	(81)
Tax effect	5	(68)	26

Net-of-tax amount	(10)	135	(55)

	$(4,053)	$2,455	$11,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (concluded)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
Net unrealized gain on securities available for sale	$7,698	$14,081
Tax effect	(3,126)	(5,637)

Net-of-tax amount	4,572	8,444

Unrecognized net actuarial loss pertaining to supplemental executive retirement plans	(356)	(69)
Unrecognized prior service cost pertaining to supplemental executive retirement plans	(118)	(146)

Total	(474)	(215)
Tax effect	161	73

Net-of-tax amount	(313)	(142)

Unrecognized net actuarial loss pertaining to long-term health care plan	(107)	(74)
Unrecognized prior service cost pertaining to long-term health care plan	(308)	(326)

Total	(415)	(400)
Tax effect	141	136

Net-of-tax amount	(274)	(264)

	$3,985	$8,038

Unrecognized prior service costs amounting to $28,000 and $18,000, included in accumulated other comprehensive income at December 31, 2011, are expected to be recognized as a component of net periodic retirement plan cost and long-term health care cost, respectively, for the year ending December 31, 2012. Additionally, actuarial losses amounting to $69,000, included in other comprehensive income at December 31, 2011, are expected to be recognized as a component of net periodic retirement plan cost for the year ended December 31, 2012.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required disclosures required in Notes 1 and 4.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of ASU 2011-02. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of ASU 2011-02. The adoption of ASU 2011-02 on July 1, 2011, resulted in additional disclosures—see Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Recent Accounting Pronouncements (concluded)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. ASU No. 2011-08 provides amended guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the amended guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted. The adoption of this guidance during the fourth quarter of 2011 did not have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITION (Concluded)

The following is a summary of the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition:

September 30,
Assets acquired and liabilities assumed	Amount
(In thousands)
Cash and cash equivalents	$14,422
Certificates of deposit	100
Securities available for sale, at fair value	45,491
Federal Home Loan Bank Stock, at cost	7,933
Loans held for sale	4,919
Loans, net	345,320
Bank-owned life insurance	8,939
Foreclosed real estate, net	1,747
Premises and equipment, net	10,618
Accrued interest receivable	1,373
Deferred tax asset, net	6,875
Goodwill	13,687
Other assets	3,574

Total assets acquired	$464,998

Deposits	$380,438
FHLB Borrowings	80,932
Accrued expenses and other liabilities	3,628

Total liabilities assumed	$464,998

The following is a summary of the unaudited pro forma financial results of operations as if the Company acquired Mt. Washington on January 1, 2009:

	September 30,	September 30,
	Years Ended December 31,
(In thousands, except per share amounts)	2010	2009

Net interest income	$61,176	$51,837
Net income	13,583	1,291
Net income per share—Basic	0.62	0.06
Net income per share—Diluted	0.62	0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	September 30,	September 30,	September 30,	September 30,
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Debt securities:
Corporate bonds:
Financial services	$75,235	$871	$(2,012)	$74,094
Industry and manufacturing	27,023	911	(11)	27,923
Consumer products and services	26,087	1,092	(15)	27,164
Technology	12,762	177	(22)	12,917
Healthcare	20,104	885	—	20,989
Other	2,535	82	—	2,617

Total corporate bonds	163,746	4,018	(2,060)	165,704
Government-sponsored enterprises	82,898	299	(2)	83,195
Municipal bonds	7,401	173	—	7,574
Residential mortgage-backed securities:
Government-sponsored enterprises	25,296	1,369	(1)	26,664
Private label	7,322	77	(344)	7,055

Total debt securities	286,663	5,936	(2,407)	290,192

Marketable equity securities:
Common stocks:
Financial services	4,808	304	(547)	4,565
Industry and manufacturing	5,215	862	(36)	6,041
Consumer products and services	13,553	1,812	(113)	15,252
Technology	2,479	687	(23)	3,143
Healthcare	2,461	432	—	2,893
Other	3,304	809	—	4,113

Total common stocks	31,820	4,906	(719)	36,007
Money market mutual funds	9,049	—	(18)	9,031

Total marketable equity securities	40,869	4,906	(737)	45,038

Total securities available for sale	$327,532	$10,842	$(3,144)	$335,230

December 31, 2010
Debt securities:
Corporate bonds:
Financial services	$79,896	$1,983	$(266)	$81,613
Industry and manufacturing	32,875	1,595	—	34,470
Consumer products and services	39,173	1,895	—	41,068
Technology	29,280	948	—	30,228
Healthcare	21,687	783	—	22,470
Other	11,714	475	—	12,189

Total corporate bonds	214,625	7,679	(266)	222,038
Government-sponsored enterprises	36,062	77	(239)	35,900
Municipal bonds	6,583	10	(100)	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	33,625	927	(10)	34,542
Private label	9,737	687	(90)	10,334
Other debt securities	641	—	—	641

Total debt securities	301,273	9,380	(705)	309,948

Marketable equity securities:
Common stocks:
Financial services	5,482	975	(104)	6,353
Industry and manufacturing	3,994	1,532	—	5,526
Consumer products and services	12,763	2,113	(29)	14,847
Technology	3,189	512	—	3,701
Healthcare	3,253	341	(21)	3,573
Other	2,663	123	(21)	2,765

Total common stocks	31,344	5,596	(175)	36,765
Money market mutual funds	13,904	—	(15)	13,889

Total marketable equity securities	45,248	5,596	(190)	50,654

Total securities available for sale	$346,521	$14,976	$(895)	$360,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES AVAILABLE FOR SALE (Continued)

At December 31, 2011 and 2010, securities with an amortized cost of $6.4 million and $7.6 million, respectively, were pledged as collateral at the Federal Reserve Bank discount window.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Corporate bonds:
Financial services	$7,000	$6,989	$54,811	$54,197	$13,424	$12,908	$75,235	$74,094
Industry and manufacturing	11,053	11,275	15,970	16,648	—	—	27,023	27,923
Consumer products and services	6,730	6,787	19,357	20,377	—	—	26,087	27,164
Technology	9,253	9,390	3,509	3,527	—	—	12,762	12,917
Healthcare	4,024	4,138	16,080	16,851	—	—	20,104	20,989
Other	1,511	1,535	1,024	1,082	—	—	2,535	2,617

Total corporate bonds	39,571	40,114	110,751	112,682	13,424	12,908	163,746	165,704
Government-sponsored enterprises	83	84	17,145	17,217	65,670	65,894	82,898	83,195
Municipal bonds	—	—	4,935	5,003	2,466	2,571	7,401	7,574
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	6	6	25,290	26,658	25,296	26,664
Private label	—	—	—	—	7,322	7,055	7,322	7,055

Total	$39,654	$40,198	$132,837	$134,908	$114,172	$115,086	$286,663	$290,192

For the years ended December 31, 2011, 2010 and 2009, proceeds from sales of securities available for sale amounted to $43.4 million, $12.3 million and $9.2 million, respectively. Gross gains of $5.0 million, $2.0 million and $1.3 million and gross losses of $486,000, $219,000 and $1.4 million, respectively, were realized on those sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES AVAILABLE FOR SALE (Continued)

Information pertaining to securities available for sale as of December 31, 2011 and 2010, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30,	September 30,	September 30,	September 30,
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value
December 31, 2011
Debt securities:
Corporate bonds:
Financial services	$1,937	$39,418	$75	$923
Industry and manufacturing	11	1,937	—	—
Consumer products and services	15	1,695	—	—
Technology	22	2,488	—	—

Total corporate bonds	1,985	45,538	75	923
Government-sponsored enterprises	2	998	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	1	212	—	—
Private label	231	5,736	113	322

Total debt securities	2,219	52,484	188	1,245

Marketable equity securities:
Common stocks:
Financial services	443	2,126	104	620
Industry and manufacturing	36	688	—	—
Consumer products and services	113	1,880	—	—
Technology	23	737	—	—

Total common stocks	615	5,431	104	620
Money market mutual funds	—	—	18	985

Total marketable equity securities	615	5,431	122	1,605

Total temporarily impaired securities	$2,834	$57,915	$310	$2,850

December 31, 2010
Debt securities:
Corporate bonds—financial services	$213	$18,533	$53	$5,947
Government-sponsored enterprises	239	25,254	—	—
Municipal bonds	100	4,983	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	10	271	—	—
Private label	90	1,933	—	—

Total debt securities	652	50,974	53	5,947

Marketable equity securities:
Common stocks:
Financial services	15	706	89	735
Consumer products and services	29	882	—	—
Healthcare	21	240	—	—
Other	21	728	—	—

Total common stocks	86	2,556	89	735
Money market mutual funds	15	968	—	—

Total marketable equity securities	101	3,524	89	735

Total temporarily impaired securities	$753	$54,498	$142	$6,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES AVAILABLE FOR SALE (Concluded)

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2011 and 2010. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of December 31, 2011, the net unrealized gain on the total debt securities portfolio was $3.5 million. At December 31, 2011, 43 debt securities had unrealized losses with aggregate depreciation of 4.3% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

As of December 31, 2011, the net unrealized gain on the total equity portfolio was $4.2 million. At December 31, 2011, 16 marketable equity securities have unrealized losses with aggregate depreciation of 9.5% from the Company’s cost basis. Two equity securities had fair value declines of 25.0% or more, with net unrealized losses of $296,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

4. LOANS

A summary of loans follows:

	September 30,	September 30,
	December 31,
(Dollars in thousands)	2011	2010
Real estate loans:
Residential real estate:
One-to four-family	$417,889	$402,887
Multi-family	176,668	135,290
Home equity lines of credit	60,989	62,750
Commercial real estate	528,585	433,504
Construction	93,158	113,142

Total real estate loans	1,277,289	1,147,573
Commercial business loans	71,544	30,189
Consumer	5,195	6,043

Total loans	1,354,028	1,183,805
Allowance for loan losses	(13,053)	(10,155)
Net deferred loan origination costs (fees)	326	(88)

Loans, net	$1,341,301	$1,173,562

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS (Continued)

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2011 and 2010, the Company was servicing loans for participants aggregating $25.6 million and $22.5 million, respectively.

As a result of the Mt. Washington acquisition in January 2010, the Company acquired loans at fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	September 30,	September 30,
	December 31,
(Dollars in thousands)	2011	2010
Real estate loans:
Residential real estate:
One-to four-family	$7,754	$10,685
Multi-family	1,862	2,120
Home equity lines of credit	624	667
Commercial real estate	3,265	4,769
Construction	1,588	2,361

Total real estate loans	15,093	20,602
Commercial business loans	90	111
Consumer	4	5

Outstanding principal balance	15,187	20,718
Discount	(3,167)	(4,216)

Carrying amount	$12,020	$16,502

A rollforward of accretable yield for the year ended December 31, 2011 follows:

September 30,
December 31,
(Dollars in thousands)	2011
Beginning Balance	$—
Reclassification from nonaccretable discount	1,188
Accretion	(7)
Disposals	—

Ending Balance	$1,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS (Continued)

An analysis of the allowance for loan losses and related information follows:

	At or For the Year Ended December 31, 2011
			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total
Beginning Balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision (credit) for loan losses	795	280	136	1,875	(240)	685	132	—	3,663
Charge-offs	(192)	—	(123)	(150)	(869)	(72)	(96)	—	(1,502)
Recoveries	128	43	5	17	497	—	47	—	737

Ending Balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053

Amount of allowance for loan losses for loans deemed to be impaired	$211	$44	$8	$220	$3	$4	$—	$—	$490
Amount of allowance for loan losses for loans not deemed to be impaired	1,650	1,317	237	6,760	1,427	1,057	115	—	12,563

	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$79	$44	$—	$—	$3	$—	$—	$—	$126

Loans deemed to be impaired	$5,352	$5,257	$124	$12,739	$34,265	$1,115	$—	$—	$58,852
Loans not deemed to be impaired	412,537	171,411	60,865	515,846	58,893	70,429	5,195	—	1,295,176

	$417,889	$176,668	$60,989	$528,585	$93,158	$71,544	$5,195	$—	$1,354,028

	At or For the Year Ended December 31, 2010
			Home
	One-to	Multi-	equity lines	Commercial		Commercial
(In thousands)	four-family	family	of credit	real estate	Construction	business	Consumer	Unallocated	Total
Beginning Balance	$1,730	$467	$128	$4,435	$1,859	$586	$37	$—	$9,242
Provision (credit) for loan losses	141	642	221	1,181	944	(53)	105	—	3,181
Charge-offs	(826)	(71)	(122)	(378)	(1,322)	(93)	(199)	—	(3,011)
Recoveries	85	—	—	—	561	8	89	—	743

Ending Balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155

Amount of allowance for loan losses for loans deemed to be impaired	$37	$—	$8	$38	$18	$19	$—	$—	$120
Amount of allowance for loan losses for loans not deemed to be impaired	1,093	1,038	219	5,200	2,024	429	32	—	10,035

	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$10	$—	$—	$—	$—	$10

Loans deemed to be impaired	$4,200	$3,732	$125	$11,710	$17,611	$186	$—	$—	$37,564
Loans not deemed to be impaired	398,687	131,558	62,625	421,794	95,531	30,003	6,043	—	1,146,241

	$402,887	$135,290	$62,750	$433,504	$113,142	$30,189	$6,043	$—	$1,183,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS (Continued)

Activity in the allowance for loan losses for the year ended December 31, 2009 follows:

September 30,
Year Ended
December 31,
(In thousands)	2009
Balance at beginning of year	$6,912
Provision for loan losses	4,082
Recoveries	273
Loans charged-off	(2,025)

Balance at end of year	$9,242

The following table provides information about delinquencies in the Company’s loan portfolio:

	December 31, 2011				December 31, 2010
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or Greater	Total	Days	Days	or Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
Real estate loans:
Residential real estate:
One-to four-family	$5,399	$2,652	$6,204	$14,255	$4,434	$799	$7,400	$12,633
Multi-family	2,350	659	436	3,445	2,630	—	860	3,490
Home equity lines of credit	1,695	552	892	3,139	1,129	322	1,769	3,220
Commercial real estate	3,834	—	3,181	7,015	1,265	534	2,735	4,534
Construction	475	2,511	16,316	19,302	—	—	6,969	6,969

Total real estate loans	13,753	6,374	27,029	47,156	9,458	1,655	19,733	30,846

Commercial business loans	51	5	726	782	15	48	385	448
Consumer	510	210	—	720	293	245	5	543

Total	$14,314	$6,589	$27,755	$48,658	$9,766	$1,948	$20,123	$31,837

At December 31, 2011 and 2010, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at December 31, 2011 and 2010 included $5.2 million and $6.8 million of loans acquired with evidence of credit deterioration.

The following table provides information with respect to the Company’s non-performing loans:

	September 30,	September 30,
	December 31,
(Dollars in thousands)	2011	2010
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$15,795	$11,529
Multi-family	1,605	2,246
Home equity lines of credit	1,765	2,408
Commercial real estate	11,588	11,290
Construction	22,434	15,326

Total real estate loans	53,187	42,799

Commercial business loans	508	335
Consumer	—	—

Total non-accrual loans	$53,695	$43,134

Non-accrual loans at December 31, 2011 and 2010 included $6.8 million and $9.5 million of loans acquired with evidence of credit deterioration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS (Continued)

The following tables provide information with respect to the Company’s impaired loans:

	At or For the Year Ended December 31, 2011
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$3,542	$4,044	$—	$3,588	$260	$230
Multi-family	4,821	4,849	—	4,259	391	390
Home equity lines of credit	100	100	—	100	7	7
Commercial real estate	7,624	7,988	—	7,194	632	522
Construction	33,110	34,193	—	25,670	2,472	1,750
Commercial business loans	514	617	—	449	77	69
Consumer	—	—	—	—	—	—

Total	49,711	51,791	—	41,260	3,839	2,968

Impaired loans with a valuation allowance:
One-to four-family	1,810	1,960	211	1,697	84	58
Multi-family	436	482	44	87	37	25
Home equity lines of credit	24	24	8	24	1	1
Commercial real estate	5,115	5,115	220	5,189	327	188
Construction	1,155	1,740	3	1,179	100	—
Commercial business loans	601	601	4	241	46	46
Consumer	—	—	—	—	—	—

Total	9,141	9,922	490	8,417	595	318

Total impaired loans	$58,852	$61,713	$490	$49,677	$4,434	$3,286

	At or For the Year Ended December 31, 2010
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$3,255	$3,255	$—	$3,745	$274	$227
Multi-family	3,732	3,732	—	3,286	364	337
Home equity lines of credit	100	100	—	107	11	11
Commercial real estate	6,494	6,578	—	3,836	457	403
Construction	17,422	18,285	—	16,504	1,330	997
Commercial business loans	167	167	—	89	11	9
Consumer	—	—	—	—	—	—

Total	31,170	32,117	—	27,567	2,447	1,984

Impaired loans with a valuation allowance:
One-to four-family	945	945	37	673	56	56
Multi-family	—	—	—	—	—	—
Home equity lines of credit	25	25	8	5	2	2
Commercial real estate	5,216	5,216	38	5,165	179	170
Construction	189	189	18	148	18	7
Commercial business loans	19	19	19	8	1	1
Consumer	—	—	—	—	—	—

Total	6,394	6,394	120	5,999	256	236

Total impaired loans	$37,564	$38,511	$120	$33,566	$2,703	$2,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS (Continued)

September 30,
Year Ended
December 31,
(In thousands)	2009
Average investment in impaired loans	$18,061

Interest income recognized on impaired loans	$1,362

Interest income recognized on a cash basis on impaired loans	$1,008

At December 31, 2011, additional funds of $3.0 million are committed to be advanced in connection with impaired construction loans.

The following is a summary of troubled debt restructurings:

	Year Ended December 31,
	2011			2010
	Number of	Pre-Modification	Post-Modification	Number of	Pre-Modification	Post-Modification
(Dollars In thousands)	Loans	Balance	Balance	Loans	Balance	Balance
Real estate loans:
One-to four-family	9	$2,185	$2,185	5	$1,036	$1,036
Commercial real estate	1	3,450	3,450	1	4,797	4,797
Construction	2	2,237	2,237	1	4,181	4,181

Total	12	$7,872	$7,872	7	$10,014	$10,014

The following provides information on how loans were modified as TDRs:

	September 30,	September 30,
	Year Ended December 31,
(In thousands)	2011	2010
Adjusted interest rates	$5,635	$5,458
Combination of rate and maturity	2,237	4,556

Total	$7,872	$10,014

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The following is a summary of TDRs that defaulted in the first twelve months after restructure:

	September 30,	September 30,
	Year Ended December 31,
	2011
	Number of	Recorded
(Dollars In thousands)	Loans	Investment
Real estate loans:
One-to four-family	3	$812
Construction	2	6,031

Total	5	$6,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS (Concluded)

Loans modified as TDRs with payment defaults are considered in the allocated component of the allowance for loan losses for each of the Company’s loan portfolio segments. The Company’s historical loss experience factors include charge-offs on loans modified as TDRs, if any, as adjusted for additional qualitative factors such as levels/trends in delinquent and non-performing loans.

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

The following tables provide information with respect to the Company’s risk rating:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(In thousands)	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
Loans rated 1 - 4	$165,754	$516,059	$62,992	$70,650
Loans rated 5	10,914	12,526	30,166	894
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$176,668	$528,585	$93,158	$71,544

	December 31, 2010
(In thousands)	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
Loans rated 1 - 4	$132,176	$425,010	$93,092	$29,872
Loans rated 5	3,114	8,494	20,050	317
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$135,290	$433,504	$113,142	$30,189

For one-to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SERVICING

Loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The Company generally earns a fee of 0.25% per annum based on the monthly outstanding balances of the loans serviced. Mortgage servicing rights amounted to $533,000 and $585,000 at December 31, 2011 and 2010, respectively and are included in other assets on the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others amounted to $127.4 million and $134.4 million at December 31, 2011 and 2010, respectively.

Included in loans serviced for others at December 31, 2011 and 2010 is $60.6 million and $57.1 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2011 and 2010, the maximum contingent liability associated with loans sold with recourse is $1.9 million and $2.9 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

6. FORECLOSED REAL ESTATE

At December 31, 2011, foreclosed assets consist of one townhouse construction development project, one commercial property and residential properties held for sale.

Foreclosed real estate is presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed real estate is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Balance at beginning of year	$413	$400	$475
Provision for losses	241	63	286
Charge-offs	(16)	(50)	(361)

Balance at end of year	$638	$413	$400

Expenses applicable to foreclosed real estate include the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Net gain on sales	$(230)	$(180)	$(98)
Provision for losses	241	63	286
Operating expenses, net of rental income	317	605	185

Total foreclosed real estate expenses	$328	$488	$373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	September 30,	September 30,	September 30,
			Estimated
	December 31,		Useful
(In thousands)	2011	2010	Lives
Land and land improvements	$7,731	$7,731	—
Buildings	31,809	29,819	40 years
Leasehold improvements	3,188	2,428	5-20 years
Equipment	13,002	10,962	3-7 years

	55,730	50,940

Less accumulated depreciation and amortization	(18,739)	(16,515)

	$36,991	$34,425

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $2.3 million, $2.5 million and $1.3 million respectively.

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2011, future minimum lease payments are as follows:

September 30,
Years Ending December 31,	Amount
(In thousands)
2012	$792
2013	750
2014	729
2015	731
2016	656
Thereafter	3,942

$7,600

Total rent expense for all operating leases amounted to $708,000, $441,000, and $156,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

8. DEPOSITS

A summary of deposit balances, by type, follows:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
Demand deposits	$145,274	$111,423
NOW deposits	153,651	134,677
Money market deposits	445,868	323,619
Regular and other deposits	213,266	192,692

Total non-certificate accounts	958,059	762,411

Term certificates less than $100,000	322,482	348,201
Term certificates $100,000 and greater	323,947	349,117

Total term certificates	646,429	697,318

Total deposits	$1,604,488	$1,459,729

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEPOSITS (concluded)

A summary of term certificates, by maturity, follows:

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	December 31, 2011		December 31, 2010
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
Within 1 year	$371,924	1.43%	$381,736	1.74%
Over 1 year to 2 years	110,827	1.76	184,705	1.78
Over 2 years to 3 years	89,221	2.09	48,140	2.51
Over 3 years to 4 years	43,904	2.88	35,987	2.91
Over 4 years to 5 years	27,265	2.37	43,553	2.89
Greater than 5 years	3,288	4.45	3,197	4.31

	$646,429	1.73%	$697,318	1.95%

9. BORROWINGS

At December 31, 2011, short-term borrowings consisted of federal funds purchased from our affiliate bank of $6.5 million, federal funds purchased from a non-affiliate institution of $10.1 million, both with a weighted average rate of 0.15%. At December 31, 2010, short-term borrowings consisted of federal funds purchased from our affiliate bank of $1.9 million, federal funds purchased from a non-affiliate institution of $10.0 million, both with a weighted average rate of 0.20%.

Long-term debt consists of FHLB advances as follows:

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	December 31, 2011		December 31, 2010
Maturing During the		Weighted		Weighted
Year Ending December 31,	Amount	Average Rate	Amount	Average Rate
2011	$—	—%	$20,538	2.99%
2012	42,693	2.27	43,523	2.20
2013	44,730	2.90	45,136	2.86
2014	4,000	2.37	4,000	2.37
2015	17,000	2.25	17,000	2.25
2016	6,500	3.99	6,500	3.99

	$114,923	2.61%	$136,697	2.63%

At December 31, 2011, advances amounting to $59.0 million are callable by the FHLB prior to maturity.

As of December 31, 2011, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of December 31, 2011 and 2010. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 60%—75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009

Current tax provision:
Federal	$4,805	$4,145	$1,333
State	1,185	2,087	155

Total current provision	5,990	6,232	1,488

Deferred tax provision (benefit):
Federal	500	1,857	597
State	111	(267)	133

Total deferred provision	611	1,590	730

Change in valuation reserve	—	(441)	(59)

Total deferred provision	611	1,149	671

Total tax provision	$6,601	$7,381	$2,159

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Statutory federal tax rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.5	6.4	3.6
Dividends received deduction	(1.4)	(1.0)	(3.3)
Bank-owned life insurance	(2.3)	(1.1)	(1.5)
Tax exempt income	(0.5)	(0.2)	—
Non-deductible acquisition expenses	—	0.2	2.6
Stock-based compensation	—	—	1.9
Change in valuation reserve	—	(2.2)	(1.0)
Other, net	0.2	(0.5)	0.2

Effective tax rates	35.5%	35.6%	36.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (Continued)

The components of the net deferred tax asset are as follows:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Federal	$9,050	$9,217
State	2,675	2,691

	11,725	11,908

Deferred tax liabilities:
Federal	(3,450)	(6,229)
State	(841)	(238)

	(4,291)	(6,467)

Net deferred tax asset	$7,434	$5,441

The tax effects of each item that give rise to deferred tax assets are as follows:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
Net unrealized gain on securities available for sale	$(3,126)	$(5,637)
Depreciation and amortization	(422)	(178)
Other-than-temporary impairment losses	175	171
Allowance for loan losses	5,332	4,307
Employee benefit and retirement plans	2,654	2,147
Charitable contribution carryforward	—	892
Acquisition accounting	2,930	3,557
Equity loss on investment in affiliate bank	—	398
Other, net	(109)	(216)

Net deferred tax asset	$7,434	$5,441

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2011 and 2010. A valuation allowance of $441,000 was required as of December 31, 2009 due primarily to the limited future taxable income projected for federal and state tax purposes that can be utilized to offset a charitable contribution carryforward of $2.4 million, which will expire in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (Concluded)

A summary of the change in the net deferred tax asset is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Balance at beginning of year	$5,441	$1,523	$10,057
Deferred tax provision	(611)	(1,149)	(671)
Deferred tax effects of:
Change in net unrealized gain (loss) on securities available for sale	2,511	(1,721)	(7,878)
Acquisition	—	6,875	—
Amortization of defined benefit plan net actuarial loss and prior service cost	93	(87)	15

Balance at end of year	$7,434	$5,441	$1,523

The federal income tax reserve for loan losses at the Company’s base year is $9.8 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to absorb only loan losses, a deferred tax liability of $4.0 million has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2008 are open. Mt. Washington’s income tax returns for the years ended June 30, 2008 and 2009 and the final return as of January 4, 2010 are also open to audit.

11. OTHER COMMITMENTS AND CONTINGENCIES AND DERIVATIVES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Loan Commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER COMMITMENTS AND CONTINGENCIES AND DERIVATIVES (continued)

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
Unadvanced portion of existing loans:
Construction	$83,493	$64,722
Home equity line of credit	38,085	39,791
Other lines and letters of credit	33,603	21,212
Commitments to originate:
One-to four-family	6,417	15,362
Commercial real estate	70,544	65,187
Construction	66,481	12,625
Commercial business loans	71,491	—
Other loans	4,725	2,783

Total loan commitments outstanding	$374,839	$221,682

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

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized if deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $23.3 million and $8.9 million were outstanding at December 31, 2011 and 2010, respectively. The fair value of such commitments was an asset of $536,000 at December 31, 2011 and was immaterial at December 31, 2010 and is included in other assets.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER COMMITMENTS AND CONTINGENCIES AND DERIVATIVES (continued)

that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $10.8 million and $21.0 million were outstanding at December 31, 2011 and 2010, respectively. The fair value of such commitments was a liability of $28,000 at December 31, 2011 and was immaterial at December 31, 2010 and is included in other liabilities.

The following table presents the fair values of derivative instruments in the balance sheet.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Location	Value	Location	Value
Derivative loan commitments	Other assets	$536	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	28

Total		$536		$28

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of income.

	September 30,	September 30,
		Year Ended
		December 31, 2011
(In thousands)	Location of Gain (Loss)	Amount of Gain (Loss)
Derivative loan commitments	Mortgage banking gains, net	$536
Forward loan sale commitments	Mortgage banking gains, net	(28)

Total		$508

During 2011, the Company recognized net mortgage banking gains of $2.1 million, consisting of $1.6 million in net gains on sale of loans and $508,000 in net derivative mortgage banking gains.

Other Commitments

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $13.4 million as of December 31, 2011, with total annual payments of $2.2 million.

Employment and Change in Control Agreements

The Company has entered into employment agreements with certain senior executives which provide for a minimum annual salary, subject to increase at the discretion of the Board of Directors, and other benefits. The agreements may be terminated for cause by the Company without further liability on the part of the Bank, or by the executives with prior written notice to the Board of Directors. The Company also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

Legal Claims

Various legal claims may arise from time to time in the normal course of business, but in the opinion of management, these claims are not expected to have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2011, 2010 and 2009, expense attributable to the plan amounted to $970,000, $920,000 and $556,000, respectively.

Supplemental Executive Retirement Benefits – Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2011 and 2010, the accrued liability for these agreements amounted to $2.7 million and $2.1 million, respectively.

The Company also has a Supplemental Executive Retirement Plan for certain directors which provide for a defined benefit obligation, based on the director’s final average compensation. The plan is unfunded for tax purposes. The Company expects to contribute $302,000 to the plan in 2012. Information pertaining to the activity in the plan is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	—	—	190
Benefits payments	—	—	(190)

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	828	674	762
Service cost	87	78	73
Interest cost	43	39	33
Benefit payments	—	—	(190)
Actuarial loss (gain)	287	37	(4)

Benefit obligation at end of year	1,245	828	674

Funded status	$(1,245)	$(828)	$(674)

Accrued benefit obligation	$(1,245)	$(828)	$(674)

Accumulated benefit obligation	$(1,153)	$(729)	$(575)

The components of net periodic benefit cost are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Service cost	$87	$78	$73
Interest cost	43	39	33
Recognition of prior service cost	28	28	28

	$158	$145	$134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFIT PLANS (Continued)

Supplemental Executive Retirement Benefits—Officers and Directors (continued)

The assumptions used to determine benefit obligations and net periodic benefit costs are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Discount rate	4.25%	5.25%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Retirement age	72	72	72

The expected future benefit payments for the directors’ plan are as follows:

September 30,
Year Ending December 31,	Amount
(In thousands)
2012	$302
2013	509
2014	—
2015	331
2016	—
2017-2021	601

Supplemental executive retirement benefit expense for officers and directors amounted to $791,000, $700,000 and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Separation Agreements

Consistent with the terms of their employment agreements, the Company entered into Separation Agreements with two executives upon their retirement during 2009, which provided for the payment of certain benefits. During 2009, the Company recorded a pre-tax charge of $1.8 million as a result of the Separation Agreements.

Long-Term Health Care Plan

The Company provides long-term health care policies for certain directors and executives. The plan is unfunded and has no assets. Information pertaining to activity in the plan is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	44	44	44
Benefits payments	(44)	(44)	(44)

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	737	694	729
Interest cost	33	37	42
Benefit payments	(44)	(44)	(44)
Actuarial loss (gain)	33	50	(33)

Benefit obligation at end of year	759	737	694

Funded status	$(759)	$(737)	$(694)

Accumulated benefit obligation	$(759)	$(737)	$(694)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFIT PLANS (Continued)

Long-Term Health Care Plan (concluded)

The components of net periodic benefit cost are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	33	37	42
Recognition of prior service cost	18	88	108

	$51	$125	$150

During 2010 and 2009, the Company incurred prior service costs for the retirement and termination of plan participants amounting to $66,000 and $82,000, respectively.

The assumptions used to determine benefit obligations and net periodic benefit costs are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Discount rate	4.67%	5.54%	6.00%
Rate of premium increases	4.00%	4.00%	4.00%

The expected future contributions and benefit payments for this plan are as follows:

September 30,
Year Ending December 31,	Amount
(In thousands)
2012	$49
2013	51
2014	53
2015	55
2016	58
2017-2021	304

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

As of December 31, 2009, the Company had repurchased 414,000 shares of the Company’s common stock at a cost of $3.7 million through a stock repurchase program to fund restricted awards under the plan. Pursuant to terms of the Equity Incentive Plan, the Board of Directors has granted stock options and restricted shares to employees and directors. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFIT PLANS (Continued)

Share-Based Compensation Plan (continued)

The Company utilized the simplified method of calculating the expected term of the options granted in 2009, 2010 and 2011 because limited historical data specific to the shares exists at the present time. The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method. The weighted-average assumptions used for options granted during the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	Weighted Average Assumptions
	2011	2010	2009
Expected term (years)	6.50	6.50	6.50
Expected dividend yield	0.62%	0.84%	0.90%
Expected volatility	29.84%	46.27%	36.21%
Expected forfeiture rate	—%	—%	7.23%
Risk-free interest rate	1.97%	3.02%	3.08%
Fair value of options granted	$4.07	$4.36	$3.38

The weighted average grant date fair value of options granted in 2011, 2010 and 2009 was $208,000, $190,000 and $1.1 million respectively.

A summary of options under the plan as of December 31, 2011, and activity during the year then ended, is presented below:

	September 30,	September 30,
		Weighted -
	Number of	Average
	Shares	Exercise Price
Options outstanding at beginning of year	889,450	$9.29
Options granted	51,100	12.99
Options exercised	—	—
Options forfeited	(6,950)	9.36

Options outstanding at end of year	933,600	$9.49

Options exercisable at end of year	453,600	$9.33

The following table summarizes information about options outstanding and options exercisable at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
		Weighted -			Weighted -
		Average	Weighted -		Average	Weighted -
		Remaining	Average		Remaining	Average
Range of	Number of	Contractual Life	Exercise	Number of	Contractual Life	Exercise
Exercise Prices	Shares	(in years)	Price	Shares	(in years)	Price
$8.50 - 9.00	314,500	7.71	8.90	127,000	7.71	8.90
$9.00 - 9.50	560,500	6.87	9.49	325,100	6.82	9.50
$10.50 - 11.00	2,500	8.57	10.75	500	8.57	10.75
$11.00 - 11.50	5,000	8.48	11.13	1,000	8.48	11.13
$12.00 - 12.50	22,100	9.90	12.23	N/A	N/A	N/A
$13.00 - 13.50	14,000	9.36	13.39	N/A	N/A	N/A
$13.50 - 14.00	15,000	9.53	13.73	N/A	N/A	N/A

	933,600	7.32		453,600	7.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFIT PLANS (Continued)

Share-Based Compensation Plan (continued)

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $2.8 million and $1.4 million for all outstanding and exercisable options, respectively at December 31, 2011, based on a closing stock price of $12.45. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2011 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares or treasury shares.

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2011:

	September 30,	September 30,
		Weighted -
	Number of	Average
	Shares	Exercise Price
Non-vested restricted stock at beginning of year	212,840	$9.23
Granted	27,100	13.01
Vested	(61,195)	9.25
Forfeited	(1,225)	9.30

Non-vested restricted stock at end of year	177,520	9.80

The total fair value of restricted shares vested in 2011 was $762,000.

For the years ended December 31, 2011, 2010 and 2009, compensation expense and the related tax benefit for the plan totaled $1.1 million and $288,000, $1.0 million and $277,000, and $672,000 and $183,000, respectively.

As of December 31, 2011, there was $2.9 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Ownership Plan

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

At December 31, 2011, the remaining principal balance on the ESOP debt is payable as follows:

September 30,
Year Ending December 31,	Amount
(In thousands)
2012	$272
2013	291
2014	310
2015	330
2016	351
Therafter	5,759

$7,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFIT PLANS (Concluded)

Employee Stock Ownership Plan (concluded)

Shares held by the ESOP include the following:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
Allocated	125	83
Committed to be allocated	41	41
Unallocated	662	704

	828	828

The fair value of the unallocated shares was $8.2 million and $8.3 million at December 31, 2011 and 2010, respectively. Total compensation expense recognized in connection with the ESOP for 2011, 2010 and 2009 was $532,000, $440,000 and $355,000, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these executives whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2011, 2010 and 2009 amounted to $241,000, $487,000 and $628,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2011, 2010 and 2009 amounted to $1.9 million, $1.8 million and $940,000, respectively.

13. RELATED PARTY TRANSACTIONS

Loans

The following summarizes the activity with respect to loans made to the Company’s officers and directors, and their affiliates.

	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010

Balance at beginning of year	$7,102	$6,268
Additions	1,449	3,022
Reductions	(1,823)	(2,188)

Balance at end of year	$6,728	$7,102

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RELATED PARTY TRANSACTIONS (Concluded)

Deposits

Deposits from related parties totaled $49.1 million and $35.1 million at December 31, 2011 and 2010, respectively. All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Other—Affiliate Bank

In connection with the Company’s investment in Hampshire First Bank (“HFB”), three out of ten of the directors of HFB also serve as directors of the Company, including one who serves as the Chairman of the Board of both entities. At December 31, 2011 and 2010, the Company has loan participations with HFB of $65.2 million and $56.9 million, respectively, of which the Company services $43.7 million and $34.9 million, respectively. The Company also has federal funds purchased from HFB of $6.5 million and $1.9 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company has $2.5 million in certificates of deposit with Hampshire First Bank.

14. STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ EQUITY (continued)

The Company’s and the Bank’s actual capital amounts and ratios follow:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total Capital (to Risk Weighted Assets):
Company	$217,156	13.7%	$127,244	8.0%	N/A	N/A
Bank	177,602	11.4	125,028	8.0	$156,285	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	202,219	12.7	63,622	4.0	N/A	N/A
Bank	162,661	10.4	62,514	4.0	93,771	6.0

Tier 1 Capital (to Average Assets):
Company	202,219	10.4	77,525	4.0	N/A	N/A
Bank	162,661	8.5	76,328	4.0	95,410	5.0

December 31, 2010
Total Capital (to Risk Weighted Assets):
Company	$206,416	14.1%	$116,907	8.0%	N/A	N/A
Bank	162,779	11.4	114,514	8.0	$143,142	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	193,828	13.3	58,453	4.0	N/A	N/A
Bank	150,161	10.5	57,257	4.0	85,885	6.0

Tier 1 Capital (to Average Assets):
Company	193,828	10.8	71,892	4.0	N/A	N/A
Bank	150,161	8.5	70,637	4.0	88,296	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ EQUITY (concluded)

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
(In thousands)	Consolidated	Bank	Consolidated	Bank
Total stockholders’ equity per financial statements	$219,944	$180,962	$215,611	$172,333
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(3,985)	(4,561)	(8,038)	(8,427)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(53)	(53)	(58)	(58)

Total Tier 1 capital	202,219	162,661	193,828	150,161

Adjustments to total capital:
Allowance for loan losses	13,053	13,053	10,155	10,155
45% of net unrealized gains on marketable equity securities	1,884	1,888	2,433	2,463

Total regulatory capital	$217,156	$177,602	$206,416	$162,779

Liquidation Account

At the time of the minority stock offering which was completed on January 22, 2008, the Company established a liquidation account in the amount of $114.2 million, which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering. The liquidation account is maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at East Boston Savings Bank after the offering. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date and amounted to $26.1 million at December 31, 2011. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2011, the Bank’s retained earnings available for the payment of dividends was $27.3 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $18.1 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchase Plan

As of December 31, 2011, the Company had repurchased 109,062 shares of its stock at an average price of $12.53 per share, or 12.1% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,512,990 shares since December 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. FAIR VALUES OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of assets and liabilities is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents—The carrying amounts of cash and short-term instruments approximate fair values, based on the short-term nature of the assets.

Certificates of deposit—Fair values of certificates of deposit are estimated using discounted cash flow analyses based on current market rates for similar types of deposits.

Securities available for sale—All fair value measurements are obtained from a third party pricing service and are not adjusted by management, except for other debt securities. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2). Other debt securities are measured at fair value utilizing pricing models, discounted cash flow methodologies, or similar techniques that require significant management judgment or estimation (Level 3). During 2011, other debt securities were sold.

Federal Home Loan Bank stock—The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans held for sale—The fair value is based on commitments in effect from investors or prevailing market prices.

Loans—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits—The fair values disclosed for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings—The fair value is estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest—The carrying amounts of accrued interest approximate fair value.

Forward loan sale commitments and derivative loan commitments—Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. FAIR VALUES OF ASSETS AND LIABILITIES (continued)

Off-balance sheet credit-related instruments—Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is considered immaterial.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Securities available for sale
Debt securities:
Corporate bonds	$—	$165,704	$—	$165,704
Government-sponsored enterprises	—	83,195	—	83,195
Municipal bonds	—	7,574	—	7,574
Residential mortgage-backed securities:
Government-sponsored enterprises	—	26,664	—	26,664
Private label	—	7,055	—	7,055

Total debt securities	—	290,192	—	290,192

Marketable equity securities:
Common stocks	36,007	—	—	36,007
Money market mutual funds	9,031	—	—	9,031

Total marketable equity securities	45,038	—	—	45,038

Total securities available for sale	45,038	290,192	—	335,230
Derivative loan commitments	—	—	536	536

Total assets	$45,038	$290,192	$536	$335,766

Liabilities
Forward loan sale commitments	$—	$—	$28	$28

Total liabilities	$—	$—	$28	$28

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Debt securities:
Corporate bonds	$—	$222,038	$—	$222,038
Government-sponsored enterprises	—	35,900	—	35,900
Municipal bonds	—	6,493	—	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	—	34,542	—	34,542
Private label	—	10,334	—	10,334
Other debt securities	—	—	641	641

Total debt securities	—	309,307	641	309,948

Marketable equity securities:
Common stocks	36,765	—	—	36,765
Money market mutual funds	13,889	—	—	13,889

Total marketable equity securities	50,654	—	—	50,654

Total securities available for sale	$50,654	$309,307	$641	$360,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. FAIR VALUES OF ASSETS AND LIABILITIES (continued)

For the year ended December 31, 2011, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	September 30,	September 30,
	Assets
(In thousands)	Securities available for sale	Derivative loan commitments and forward loan sale commitments, net
Balance as of December 31, 2010	$641	$—
Securities sold	(641)	—
Total realized and unrealized gains included net income	—	508

Balance as of December 31, 2011	$—	$508

Total realized gain on sales of Level 3 securities for the year ended December 31, 2011	$907	$—

Total unrealized gains relating to instruments still held at December 31, 2011	$—	$508

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

	September 30,	September 30,	September 30,	September 30,
				Year Ended
	December 31, 2011			December 31, 2011
				Total
(In thousands)	Level 1	Level 2	Level 3	Losses
Impaired loans	$—	$—	$4,571	$(448)
Foreclosed real esate	—	—	3,853	(241)

	$—	$—	$8,424	$(689)

	September 30,	September 30,	September 30,	September 30,
				Year Ended
	December 31, 2010			December 31, 2010
				Total
(In thousands)	Level 1	Level 2	Level 3	Losses
Impaired loans	$—	$—	$6,274	$(95)
Foreclosed real esate	—	—	4,080	(13)

	$—	$—	$10,354	$(108)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. FAIR VALUES OF ASSETS AND LIABILITIES (concluded)

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$156,685	$156,685	$155,493	$155,493
Certificates of deposit	2,500	2,516	—	—
Securities available for sale	335,230	335,230	360,602	360,602
Federal Home Loan Bank stock	12,538	12,538	12,538	12,538
Loans and loans held for sale, net	1,345,493	1,382,972	1,186,575	1,195,661
Accrued interest receivable	7,282	7,282	7,543	7,543
Derivative loan commitments	536	536	—	—

Financial liabilities:
Deposits	1,604,488	1,613,792	1,459,729	1,467,530
Borrowings	131,450	135,619	148,683	153,618
Accrued interest payable	972	972	1,131	1,131
Forward loan sale commitments	28	28	—	—

16. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Interstate Bancorp, Inc. is as follows:

	September 30,	September 30,
	December 31,
(In thousands)	2011	2010
BALANCE SHEETS
Assets
Cash and cash equivalents—subsidiary	$—	$2,578
Cash and cash equivalents—other	63	63

Total cash and cash equivalents	63	2,641
Certificates of deposit—affiliate bank	2,500	—
Securities available for sale, at fair value	12,414	17,937
Investment in subsidiaries	190,443	181,521
Investment in affiliate bank	12,607	11,497
Other assets	2,156	2,028

Total assets	$220,183	$215,624

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$239	$13
Stockholders’ equity	219,944	215,611

Total liabilities and stockholders' equity	$220,183	$215,624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
STATEMENTS OF INCOME
Income:
Interest and dividend income	$220	$216	$227
Equity income on investment in affliate bank	1,110	492	629
Bank-owned life insurance income	—	—	189

Total income	1,330	708	1,045
Operating expenses	800	568	736

Income before income taxes and equity in undistributed earnings of subsidiaries	530	140	309
Applicable income tax provision (benefit)	210	(194)	49

	320	334	260
Equity in undistributed earnings of subsidiaries	11,650	13,040	3,503

Net income	$11,970	$13,374	$3,763

	September 30,	September 30,	September 30,
	Years Ended December 31,
(In thousands)	2011	2010	2009
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$11,970	$13,374	$3,763
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(11,650)	(13,040)	(3,503)
Equity income on investment in affliate bank	(1,110)	(492)	(629)
Net amortization of securities available for sale	4	2	—
Income from bank-owned life insurance	—	—	(189)
Share-based compensation expense	294	301	171
Decrease (increase) in other assets	(125)	189	(538)
Increase (decrease) in other liabilities	226	(779)	428

Net cash used by operating activities	(391)	(445)	(497)

Cash flows from investing activities:
Purchase of certificates of deposit	(2,500)	—	(3,000)
Maturity of certificates of deposit	—	3,000	7,000
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	2,000	1,000	—
Proceeds from redemption of mutual funds	3,509	8,888	859
Purchases	—	(7,049)	(5,132)
Capital contribution to bank subsidiary	—	(15,000)	—
Loan to subsidiary	—	—	2,262
Transfer of bank-owned life insurance to bank subsidiary	—	4,333	—

Net cash provided (used) by investing activities	3,009	(4,828)	1,989

Cash flows from financing activities:
Treasury stock purchases	(5,196)	(2,091)	(4,535)

Net cash used by financing activities	(5,196)	(2,091)	(4,535)

Net decrease in cash and cash equivalents	(2,578)	(7,364)	(3,043)
Cash and cash equivalents at beginning of year	2,641	10,005	13,048

Cash and cash equivalents at end of year	$63	$2,641	$10,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
	Years Ended December 31,
	2011				2010
(Dollars in thousands, except	Fourth	Third	Second	First	Fourth	Third	Second	First
per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$19,738	$19,522	$19,541	$20,011	$20,447	$21,228	$20,499	$19,885
Interest expense	4,899	5,204	5,407	5,462	5,472	5,234	5,220	5,114

Net interest income	14,839	14,318	14,134	14,549	14,975	15,994	15,279	14,771
Provision for loan losses	1,272	1,563	486	342	936	77	794	1,374

Net interest income, after provision for loan losses	13,567	12,755	13,648	14,207	14,039	15,917	14,485	13,397
Non-interest income (1)	2,953	3,521	5,384	3,530	3,682	3,318	2,222	2,499
Non-interest expenses (2)	13,610	12,262	12,485	12,637	11,073	14,645	11,737	11,349

Income before income taxes	2,910	4,014	6,547	5,100	6,648	4,590	4,970	4,547
Provision for income taxes	946	1,384	2,382	1,889	2,347	1,619	1,728	1,687

Net income	$1,964	$2,630	$4,165	$3,211	$4,301	$2,971	$3,242	$2,860

Income per share:
Basic	$0.09	$0.12	$0.19	$0.15	$0.20	$0.13	$0.15	$0.13
Diluted	$0.09	$0.12	$0.19	$0.15	$0.20	$0.13	$0.15	$0.13

Weighted Average Shares:
Basic	21,668,365	21,721,219	21,852,665	21,982,714	21,998,757	22,033,643	22,124,539	22,133,155
Diluted	21,798,777	21,843,081	21,994,371	22,095,617	22,014,612	22,037,561	22,140,597	22,133,155

(1)	Non-interest income fluctuates each quarter primarily due to securities gains.

(2)

Non-interest expenses for the fourth quarter of 2011 include costs associated with the expansion of residential and commercial lending capacity and the opening of a new branch office. Non-interest expenses for the third quarter of 2010 include a data processing contract termination charge of $3.1 million.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 12, “Employee Benefit Plans” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

	September 30,	September 30,	September 30,
	(a)	(b)	(c)
Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
Plan Category	and Rights	and Rights	reflected in column (a))

Equity compensation plans approved by security holders	933,600	$9.49	101,400
Equity compensation plans not approved by security holders	—	—	—

Total	933,600	$9.49	101,400

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the 2012 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2012 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2011 and 2010

(C)	Consolidated Statements of Income—Years ended December 31, 2011, 2010 and 2009

(D)	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2011, 2010 and 2009

(E)	Consolidated Statements of Cash Flows—Years ended December 31, 2011, 2010 and 2009

(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	[Reserved]
10.9	[Reserved]
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL XBRL Taxonomy Extension Presentation Linkbase Document

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

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Date: March 15, 2012	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ Mark L. Abbate Mark L. Abbate	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Vincent D. Basile Vincent D. Basile	Director	March 15, 2012

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 15, 2012

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 15, 2012

/s/ Richard F. Fernandez Richard F. Fernandez	Director	March 15, 2012

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 15, 2012

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 15, 2012

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 15, 2012

Signatures	Title	Date

/s/ Edward L. Lynch Edward L. Lynch	Director	March 15, 2012

/s/ Edward J. Merritt Edward J. Merritt	Director	March 15, 2012

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 15, 2012

/s/ James G. Sartori James G. Sartori	Director	March 15, 2012