Form 10-Q
period 2012-03-31
MERIDIAN INTERSTATE BANCORP INC
filed 2012-05-10
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 3, 2012, the registrant had 22,140,028 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and due from banks	$162,586	$156,622
Federal funds sold	63	63

Total cash and cash equivalents	162,649	156,685
Certificates of deposit - affiliate bank	2,500	2,500
Securities available for sale, at fair value	323,510	335,230
Federal Home Loan Bank stock, at cost	12,064	12,538
Loans held for sale	2,267	4,192
Loans	1,425,324	1,354,354
Less allowance for loan losses	(14,097)	(13,053)

Loans, net	1,411,227	1,341,301
Bank-owned life insurance	35,351	35,050
Foreclosed real estate, net	3,023	3,853
Investment in affiliate bank	12,850	12,607
Premises and equipment, net	38,638	36,991
Accrued interest receivable	6,646	7,282
Prepaid deposit insurance	855	1,257
Deferred tax asset, net	6,014	7,434
Goodwill	13,687	13,687
Other assets	2,457	3,773

Total assets	$2,033,738	$1,974,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$162,780	$145,274
Interest-bearing	1,482,985	1,459,214

Total deposits	1,645,765	1,604,488
Short-term borrowings - affiliate bank	3,473	6,471
Short-term borrowings - other	10,060	10,056
Long-term debt	124,714	114,923
Accrued expenses and other liabilities	25,113	18,498

Total liabilities	1,809,125	1,754,436

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	97,844	97,669
Retained earnings	136,689	134,533
Accumulated other comprehensive income	6,199	3,985
Treasury stock, at cost, 594,208 and 584,881 shares at March 31, 2012 and December 31, 2011, respectively	(7,439)	(7,317)
Unearned compensation - ESOP, 652,050 and 662,400 shares at March 31, 2012 and December 31, 2011, respectively	(6,520)	(6,624)
Unearned compensation - restricted shares, 260,450 and 265,710 at March 31, 2012 and December 31, 2011, respectively	(2,160)	(2,302)

Total stockholders’ equity	224,613	219,944

Total liabilities and stockholders’ equity	$2,033,738	$1,974,380

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$17,988	$16,560
Interest on debt securities	2,198	3,105
Dividends on equity securities	361	244
Interest on certificates of deposit	9	8
Interest on other interest-earning assets	66	85
Other interest and dividend income	15	9

Total interest and dividend income	20,637	20,011

Interest expense:
Interest on deposits	4,003	4,573
Interest on short-term borrowings	5	10
Interest on long-term debt	778	879

Total interest expense	4,786	5,462

Net interest income	15,851	14,549
Provision for loan losses	1,264	342

Net interest income, after provision for loan losses	14,587	14,207

Non-interest income:
Customer service fees	1,579	1,298
Loan fees	62	116
Mortgage banking gains, net	625	436
Gain on sales of securities, net	1,083	867
Income from bank-owned life insurance	301	317
Equity income on investment in affiliate bank	243	485
Other income	—	11

Total non-interest income	3,893	3,530

Non-interest expenses:
Salaries and employee benefits	9,301	7,101
Occupancy and equipment	2,037	2,216
Data processing	832	809
Marketing and advertising	559	541
Professional services	833	630
Foreclosed real estate	183	37
Deposit insurance	431	625
Other general and administrative	1,090	678

Total non-interest expenses	15,266	12,637

Income before income taxes	3,214	5,100
Provision for income taxes	1,058	1,889

Net income	$2,156	$3,211

Income per share:
Basic	$0.10	$0.15
Diluted	$0.10	$0.15
Weighted average shares:
Basic	21,662,471	21,982,714
Diluted	21,826,307	22,095,617

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$2,156	$3,211

Other comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on securities available for sale	4,723	(146)
Reclassification adjustments for gain realized in income	(1,083)	(867)

Unrealized gain (loss)	3,640	(1,013)
Tax effect	(1,426)	417

Total other comprehensive income (loss)	2,214	(596)

Total comprehensive income	$4,370	$2,615

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Shares of No Par Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Three Months Ended March 31, 2011
Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611
Net income	—	—	3,211	—	—	—	—	3,211
Other comprehensive loss	—	—	—	(596)	—	—	—	(596)
Purchase of treasury stock	(23,336)	—	—	—	(304)	—	—	(304)
ESOP shares earned (10,350 shares)	—	29	—	—	—	104	—	133
Share-based compensation expense	5,260	131	—	—	—	—	130	261

Balance at March 31, 2011	22,462,801	$97,165	$125,774	$7,442	$(2,425)	$(6,934)	$(2,706)	$218,316

Three Months Ended March 31, 2012
Balance at December 31, 2011	22,149,409	$97,669	$134,533	$3,985	$(7,317)	$(6,624)	$(2,302)	$219,944
Net income	—	—	2,156	—	—	—	—	2,156
Other comprehensive income	—	—	—	2,214	—	—	—	2,214
Stock option exercise	1,000	(4)	—	—	12	—	—	8
Purchase of treasury stock	(10,327)	—	—	—	(134)	—	—	(134)
ESOP shares earned (10,350 shares)	—	32	—	—	—	104	—	136
Share-based compensation expense	5,260	147	—	—	—	—	142	289

Balance at March 31, 2012	22,145,342	$97,844	$136,689	$6,199	$(7,439)	$(6,520)	$(2,160)	$224,613

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$2,156	$3,211
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(193)	(574)
Earned ESOP shares	136	133
Provision for loan losses	1,264	342
Amortization (accretion) of net deferred loan origination fees/costs	(21)	181
Net amortization of securities available for sale	130	221
Depreciation and amortization expense	532	597
Gain on sales of securities, net	(1,083)	(867)
(Gain) loss and provision for foreclosed real estate	65	(118)
Deferred income tax provision (benefit)	(6)	66
Income from bank-owned life insurance	(301)	(317)
Equity income on investment in affiliate bank	(243)	(485)
Share-based compensation expense	289	261
Net changes in:
Loans held for sale	1,925	10,198
Accrued interest receivable	636	379
Prepaid deposit insurance	402	587
Other assets	1,316	2,192
Accrued expenses and other liabilities	6,615	9,509

Net cash provided by operating activities	13,619	25,516

Cash flows from investing activities:
Purchases of certificates of deposit	—	(2,508)
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	54,032	32,135
Redemption (purchase) of mutual funds, net	315	(10,435)
Proceeds from sales	7,810	3,901
Purchases	(45,774)	(60,245)
Redemption of Federal Home Loan Bank stock	474	—
Loans originated, net of principal payments received	(71,442)	(8,327)
Purchases of premises and equipment	(2,158)	(1,411)
Capitalized costs on foreclosed real estate	—	(13)
Proceeds from sales of foreclosed real estate	922	305

Net cash used in investing activities	(55,821)	(46,598)

(continued)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	41,286	43,642
Net change in borrowings with maturities less than three months	(2,994)	9,511
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	27,500	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(17,500)	—
Stock option exercise	8	—
Purchase of treasury stock	(134)	(304)

Net cash provided by financing activities	48,166	52,849

Net change in cash and cash equivalents	5,964	31,767
Cash and cash equivalents at beginning of period	156,685	155,493

Cash and cash equivalents at end of period	$162,649	$187,260

Supplemental cash flow information:
Interest paid on deposits	$4,063	$4,720
Interest paid on borrowings	1,029	1,235
Income taxes paid, net of refunds	286	40
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	157	1,060

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”), a 59.4%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company. The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”). The Company also holds approximately a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which is accounted for using the equity method. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBT”) and NBT Bank, N.A. The merger of Hampshire First Bank into NBT is expected to be completed in the second quarter of 2012, with a gain on sale to be recognized by the Company based on the terms of the Agreement and Plan of Merger and the price of NBT stock on the expected merger date.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 during the first quarter of 2012 resulted in additional disclosures – see Note 7.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-05 amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 during the first quarter of 2012 resulted in an additional financial statement – see Consolidated Statements of Comprehensive Income.

3. EARNINGS PER SHARE

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$2,156	$3,211

Average number of common shares outstanding	21,490,691	21,773,621
Effect of unvested stock awards	171,780	209,093

Basic weighted average shares outstanding	21,662,471	21,982,714
Effect of dilutive stock options	163,836	112,903

Diluted weighted average shares outstanding	21,826,307	22,095,617

Earnings per share:
Basic	$0.10	$0.15
Diluted	$0.10	$0.15

Options of 58,600 and 7,500 shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4. SECURITIES

The following table sets forth the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
Debt securities:
Corporate bonds:
Financial services	$81,160	$1,533	$(732)	$81,961
Industry and manufacturing	21,863	759	(3)	22,619
Consumer products and services	20,348	1,025	—	21,373
Technology	7,008	144	—	7,152
Healthcare	18,600	848	—	19,448
Other	2,528	80	—	2,608

Total corporate bonds	151,507	4,389	(735)	155,161
Government-sponsored enterprises	81,856	141	(239)	81,758
Municipal bonds	7,400	189	(1)	7,588
Residential mortgage-backed securities:
Government-sponsored enterprises	23,273	1,284	(1)	24,556
Private label	6,739	126	(148)	6,717

Total debt securities	270,775	6,129	(1,124)	275,780

Marketable equity securities:
Common stocks:
Financial services	4,868	968	(24)	5,812
Industry and manufacturing	6,881	1,530	(74)	8,337
Consumer products and services	12,089	1,961	(81)	13,969
Technology	2,069	949	(1)	3,017
Healthcare	2,581	454	—	3,035
Other	4,175	670	(3)	4,842

Total common stocks	32,663	6,532	(183)	39,012
Money market mutual funds	8,734	—	(16)	8,718

Total marketable equity securities	41,397	6,532	(199)	47,730

Total securities available for sale	$312,172	$12,661	$(1,323)	$323,510

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
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

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$6,994	$7,033	$64,666	$65,621	$9,500	$9,307	$81,160	$81,961
Industry and manufacturing	5,034	5,148	16,829	17,471	—	—	21,863	22,619
Consumer products and services	—	—	20,348	21,373	—	—	20,348	21,373
Technology	3,500	3,594	3,508	3,558	—	—	7,008	7,152
Healthcare	5,524	5,661	13,076	13,787	—	—	18,600	19,448
Other	1,506	1,518	1,022	1,090	—	—	2,528	2,608

Total corporate bonds	22,558	22,954	119,449	122,900	9,500	9,307	151,507	155,161
Government-sponsored enterprises	74	75	8,133	8,170	73,649	73,513	81,856	81,758
Municipal bonds	—	—	4,935	5,016	2,465	2,572	7,400	7,588
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	5	5	23,268	24,551	23,273	24,556
Private label	—	—	—	—	6,739	6,717	6,739	6,717

Total	$22,632	$23,029	$132,522	$136,091	$115,621	$116,660	$270,775	$275,780

For the three months ended March 31, 2012 and 2011, proceeds from sales of securities available for sale amounted to $7.8 million and $3.9 million, respectively. Gross gains of $1.1 million and $867,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of March 31, 2012 and December 31, 2011, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
Debt securities:
Corporate bonds:
Financial services	$640	$27,570	$92	$907
Industry and manufacturing	3	1,868	—	—

Total corporate bonds	643	29,438	92	907
Government-sponsored enterprises	239	40,745	—	—
Municipal bonds	1	999	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	1	193	—	—
Private label	54	2,832	94	320

Total debt securities	938	74,207	186	1,227

Marketable equity securities:
Common stocks:
Financial services	6	233	18	766
Industry and manufacturing	74	521	—	—
Consumer products and services	81	1,669	—	—
Technology	1	337	—	—
Other	3	204	—	—

Total common stocks	165	2,964	18	766
Money market mutual funds	—	—	16	992

Total marketable equity securities	165	2,964	34	1,758

Total temporarily impaired securities	$1,103	$77,171	$220	$2,985

December 31, 2011
Debt securities:
Corporate bonds:
Financial services	$1,937	$39,418	$75	$923
Industry and manufacturing	11	1,937	—	—
Consumer products and services	15	1,695	—	—
Technology	22	2,488	—	—

Total corporate bonds	1,985	45,538	75	923
Government-sponsored enterprises	2	998	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	1	212	—	—
Private label	231	5,736	113	322

Total debt securities	2,219	52,484	188	1,245

Marketable equity securities:
Common stocks:
Financial services	443	2,126	104	620
Industry and manufacturing	36	688	—	—
Consumer products and services	113	1,880	—	—
Technology	23	737	—	—

Total common stocks	615	5,431	104	620
Money market mutual funds	—	—	18	985

Total marketable equity securities	615	5,431	122	1,605

Total temporarily impaired securities	$2,834	$57,915	$310	$2,850

The Company determined no securities were other-than-temporarily impaired for the three months ended March 31, 2012. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of March 31, 2012, the net unrealized gain on the total debt securities portfolio was $5.0 million. At March 31, 2012, 54 debt securities had unrealized losses with aggregate depreciation of 1.5% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

As of March 31, 2012, the net unrealized gain on the total marketable equity portfolio was $6.3 million. At March 31, 2012, 11 marketable equity securities have unrealized losses with aggregate depreciation of 4.0% from the Company’s cost basis. One equity security had a market value decline of 25.0% or more, with net unrealized losses of $64,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

5. LOANS

The Company’s loan portfolio consists primarily of residential real estate, commercial real estate, construction, commercial and consumer segments. The residential real estate loans include classes for one-to four-family, multi-family and home equity lines of credit. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. A summary of loans follows:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$435,279	30.5%	$417,889	30.9%
Multi-family	187,655	13.2	176,668	13.0
Home equity lines of credit	59,341	4.2	60,989	4.5
Commercial real estate	537,842	37.7	528,585	39.0
Construction	121,393	8.5	93,158	6.9

Total real estate loans	1,341,510	94.1	1,277,289	94.3
Commercial business loans	78,129	5.5	71,544	5.3
Consumer	5,409	0.4	5,195	0.4

Total loans	1,425,048	100.0%	1,354,028	100.0%

Allowance for loan losses	(14,097)		(13,053)
Net deferred loan origination costs	276		326

Loans, net	$1,411,227		$1,341,301

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2012 and December 31, 2011, the Company was servicing loans for participants aggregating $27.1 million and $25.6 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	March 31, 2012	December 31, 2011
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$7,714	$7,754
Multi-family	1,781	1,862
Home equity lines of credit	571	624
Commercial real estate	1,664	3,265
Construction	1,588	1,588

Total real estate loans	13,318	15,093
Commercial business loans	84	90
Consumer	4	4

	88	94
Outstanding principal balance	13,406	15,187
Discount	(3,148)	(3,167)

Carrying amount	$10,258	$12,020

A rollforward of accretable yield follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$1,181	$—
Reclassification from nonaccretable discount	—	—
Accretion	(19)	—
Disposals	—	—

Ending balance	$1,162	$—

An analysis of the allowance for loan losses and related information follows:

	At or For the Three Months Ended March 31, 2012
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053
Provision (credit) for loan loss	420	150	(35)	(73)	730	66	6	—	1,264
Charge-offs	(199)	(72)	(52)	(9)	(80)	—	(59)	—	(471)
Recoveries	8	—	—	227	2	4	10	—	251

Ending balance	$2,090	$1,439	$158	$7,125	$2,082	$1,131	$72	$—	$14,097

Amount of allowance for loan losses for loans deemed to be impaired	$189	$—	$8	$224	$—	$5	$—	$—	$426
Amount of allowance for loan losses for loans not deemed to be impaired	1,901	1,439	150	6,901	2,082	1,126	72	—	13,671

	$2,090	$1,439	$158	$7,125	$2,082	$1,131	$72	$—	$14,097

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$79	$—	$—	$—	$—	$5	$—	$—	$84

Loans deemed to be impaired	$3,759	$6,969	$23	$11,363	$34,770	$1,091	$—	$—	$57,975
Loans not deemed to be impaired	431,520	180,686	59,318	526,479	86,623	77,038	5,409	—	1,367,073

	$435,279	$187,655	$59,341	$537,842	$121,393	$78,129	$5,409	$—	$1,425,048

	For the Three Months Ended March 31, 2011
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision (credit) for loan loss	50	233	(24)	812	(806)	63	14	—	342
Charge-offs	(104)	—	(27)	(74)	(194)	(19)	(30)	—	(448)
Recoveries	2	2	1	—	254	—	15	—	274

Ending balance	$1,078	$1,273	$177	$5,976	$1,296	$492	$31	$—	$10,323

	At December 31, 2011
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$211	$44	$8	$220	$3	$4	$—	$—	$490
Amount of allowance for loan losses for loans not deemed to be impaired	1,650	1,317	237	6,760	1,427	1,057	115	—	12,563

	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$79	$44	$—	$—	$3	$—	$—	$—	$126

Loans deemed to be impaired	$5,352	$5,257	$124	$12,739	$34,265	$1,115	$—	$—	$58,852
Loans not deemed to be impaired	412,537	171,411	60,865	515,846	58,893	70,429	5,195	—	1,295,176

	$417,889	$176,668	$60,989	$528,585	$93,158	$71,544	$5,195	$—	$1,354,028

The following table provides information about the Company’s past due and non-accrual loans at the dates indicated.

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$6,261	$1,834	$7,009	$15,104	$16,143
Multi-family	493	2,300	1,062	3,855	1,510
Home equity lines of credit	1,558	447	799	2,804	1,767
Commercial real estate	1,816	803	4,131	6,750	9,449
Construction	383	—	19,215	19,598	19,258

Total real estate loans	10,511	5,384	32,216	48,111	48,127
Commercial business loans	2	79	262	343	489
Consumer	237	257	—	494	—

Total	$10,750	$5,720	$32,478	$48,948	$48,616

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$5,399	$2,652	$6,204	$14,255	$15,795
Multi-family	2,350	659	436	3,445	1,605
Home equity lines of credit	1,695	552	892	3,139	1,765
Commercial real estate	3,834	—	3,641	7,475	11,588
Construction	475	2,511	16,316	19,302	22,434

Total real estate loans	13,753	6,374	27,489	47,616	53,187
Commercial business loans	51	5	266	322	508
Consumer	510	210	—	720	—

Total	$14,314	$6,589	$27,755	$48,658	$53,695

At March 31, 2012 and December 31, 2011, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at March 31, 2012 and December 31, 2011 included $3.7 million and $5.2 million of loans acquired with evidence of credit deterioration. At March 31, 2012 and December 31, 2011, non-accrual loans included $4.7 million and $6.8 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans at the dates and for the periods indicated.

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$1,528	$1,676	$—	$3,542	$4,044	$—
Multi-family	6,969	7,587	—	4,821	4,849	—
Home equity lines of credit	—	—	—	100	100	—
Commercial real estate	6,550	6,667	—	7,624	7,988	—
Construction	34,770	36,518	—	33,110	34,193	—
Commercial business loans	492	595	—	514	617	—

Total	50,309	53,043	—	49,711	51,791	—

Impaired loans with a valuation allowance:
One-to four-family	2,231	2,455	189	1,810	1,960	211
Multi-family	—	—	—	436	482	44
Home equity lines of credit	23	23	8	24	24	8
Commercial real estate	4,813	4,813	224	5,115	5,115	220
Construction	—	—	—	1,155	1,740	3
Commercial business loans	599	599	5	601	601	4

Total	7,666	7,890	426	9,141	9,922	490

Total impaired loans	$57,975	$60,933	$426	$58,852	$61,713	$490

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$1,634	$27	$22	$3,274	$59	$47
Multi-family	6,113	135	122	4,063	152	145
Home equity lines of credit	—	—	—	100	—	—
Commercial real estate	7,313	131	124	6,347	182	136
Construction	34,518	610	254	21,647	660	443
Commercial business loans	503	11	11	113	13	13

Total	50,081	914	533	35,544	1,066	784

Impaired loans with a valuation allowance:
One-to four-family	2,110	29	21	720	11	9
Home equity lines of credit	23	—	—	17	—	—
Commercial real estate	4,738	81	44	6,344	104	71
Construction	—	—	—	86	8	—
Commercial business loans	600	12	12	—	—	—

Total	7,471	122	77	7,167	123	80

Total impaired loans	$57,552	$1,036	$610	$42,711	$1,189	$864

At March 31, 2012, additional funds of $2.4 million are committed to be advanced in connection with impaired construction loans.

The following is a summary of troubled debt restructurings for the periods indicated.

	Three Months Ended March 31,
	2012			2011
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One-to four-family	2	$474	$474	1	$261	$261
Commercial real estate	—	—	—	1	3,450	3,450

Total	2	$474	$474	2	$3,711	$3,711

The following provides information on how loans were modified as TDRs for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Adjusted interest rates	$474	$3,711

Total	$474	$3,711

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

The following table is a summary of TDRs that defaulted in the first twelve months after restructure:

	Three Months Ended March 31,
	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One-to four-family	2	$435	2	$470

Total	2	$435	2	$470

Loans modified as TDRs with payment defaults are considered in the allocated component of the allowance for loan losses for each of the Company’s loan portfolio segments. The Company’s historical loss experience factors include charge-offs on loans modified as TDRs, if any, as adjusted for additional qualitative factors such as levels/trends in delinquent and non-performing loans.

The Company utilizes a nine grade internal loan rating system for multi-family residential, commercial real estate, construction and commercial loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all multi-family residential, commercial real estate, construction and commercial loans. The Company also engages an independent third-party to review a significant portion of loans within these segments on at least an annual basis. Management uses the results of these reviews as part of its annual review process. For one-to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit indicator.

The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	March 31, 2012
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$174,640	$526,576	$90,267	$77,160
Loans rated 5	13,015	11,266	31,126	969
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$187,655	$537,842	$121,393	$78,129

	December 31, 2011
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$165,754	$516,059	$62,992	$70,650
Loans rated 5	10,914	12,526	30,166	894
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$176,668	$528,585	$93,158	$71,544

6. COMMITMENTS AND DERIVATIVES

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Unadvanced portion of existing loans:
Construction	$121,944	$83,493
Home equity line of credit	39,978	38,085
Other lines and letters of credit	34,037	33,603
Commitments to originate:
One-to four-family	22,613	6,417
Commercial real estate	111,397	70,544
Construction	25,880	66,481
Commercial business loans	61,768	71,491
Other loans	8,743	4,725

Total loan commitments outstanding	$426,360	$374,839

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $36.7 million and $23.3 million were outstanding at March 31, 2012 and December 31, 2011, respectively. The fair value of such commitments was an asset of $322,000 and $536,000 at March 31, 2012 and December 31, 2011, respectively and is included in other assets.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. At March 31, 2012, forward loan sale commitments with a notional amount of $30.4 million were outstanding and had a fair value of $54,000 recorded as an asset and included in other assets. At December 31, 2011, forward loan sale commitments with a notional amount of $10.8 million were outstanding and had a fair value of $28,000 recorded as a liability and included in other liabilities.

The following table presents the fair values of derivative instruments in the balance sheet.

	March 31, 2012
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$322	N/A	$—
Forward loan sale commitments	Other assets	54	N/A	—

Total		$376		$—

	December 31, 2011
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$536	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	28

Total		$536		$28

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of income:

		Amount of Gain/(Loss)
		For the Three Months Ended March 31,
Derivative Instrument	Location of Gain/(Loss)	2012	2011
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(214)	$58
Forward loan sale commitments	Mortgage banking gains, net	82	28

Total		$(132)	$86

For the three months ended March 31, 2012, the Company recognized net mortgage banking gains of $625,000, consisting of $757,000 in net gains on sale of loans and $132,000 in net derivative mortgage banking losses.

7. FAIR VALUE OF ASSETS AND LIABILITIES

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

The Company groups its assets and liabilities measured or disclosed at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	March 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale
Debt securities:
Corporate bonds	$—	$155,161	$—	$155,161
Government-sponsored enterprises	—	81,758	—	81,758
Municipal bonds	—	7,588	—	7,588
Residential mortgage-backed securities:
Government-sponsored enterprises	—	24,556	—	24,556
Private label	—	6,717	—	6,717

Total debt securities	—	275,780	—	275,780

Marketable equity securities:
Common stocks	39,012	—	—	39,012
Money market mutual funds	8,718	—	—	8,718

Total marketable equity securities	47,730	—	—	47,730

Total securities available for sale	47,730	275,780	—	323,510
Derivative loan commitments	—	—	322	322
Forward loan sale commitments	—	—	54	54

Total assets	$47,730	$275,780	$376	$323,886

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
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

For the three months ended March 31, 2012 and 2011, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$508	$—
Total realized and unrealized gains (losses) included net income	(132)	86

Ending balance	$376	$86

Total realized gain relating to instruments still held at period end	$376	$86

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

	March 31, 2012			Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total Gain/(Loss)
	(In thousands)
Impaired loans	$—	$—	$7,240	$(80)
Foreclosed real estate	—	—	3,023	(102)

	$—	$—	$10,263	$(182)

	December 31, 2011			Three Months Ended March 31, 2011
	Level 1	Level 2	Level 3	Total Gain/(Loss)
	(In thousands)
Impaired loans	$—	$—	$4,571	$41
Foreclosed real estate	—	—	3,853	—

	$—	$—	$8,424	$41

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

	March 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$162,649	$162,649	$—	$—	$162,649
Certificates of deposit	2,500	—	2,512	—	2,512
Securities available for sale	323,510	47,730	275,780	—	323,510
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,413,494	—	—	1,447,313	1,447,313
Accrued interest receivable	6,646	—	—	6,646	6,646
Financial liabilities:
Deposits	1,645,765	—	—	1,654,977	1,654,977
Borrowings	138,247	—	141,717	—	141,717
Accrued interest payable	884	—	—	884	884
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	322	—	—	322	322
Forward loan sale commitments:
Assets	54	—	—	54	54

	December 31, 2011
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$156,685	$156,685	$—	$—	$156,685
Certificates of deposit	2,500	—	2,516	—	2,516
Securities available for sale	335,230	45,038	290,192	—	335,230
Federal Home Loan Bank stock	12,538	—	—	12,538	12,538
Loans and loans held for sale, net	1,345,493	—	—	1,382,972	1,382,972
Accrued interest receivable	7,282	—	—	7,282	7,282
Financial liabilities:
Deposits	1,604,488	—	—	1,613,792	1,613,792
Borrowings	131,450	—	135,619	—	135,619
Accrued interest payable	972	—	—	972	972
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	536	—	—	536	536
Forward loan sale commitments:
Liabilities	28	—	—	28	28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Meridian Interstate Bancorp, Inc. The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 15, 2012, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company’s summary of significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the valuation of goodwill and analysis for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets and foreclosed real estate as the Company’s critical accounting policies.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets

Total assets increased $59.4 million, or 3.0%, to $2.034 billion at March 31, 2012 from $1.974 billion at December 31, 2011. Cash and cash equivalents increased $6.0 million, or 3.8%, to $162.6 million at March 31, 2012 from $156.7 million at December 31, 2011. Securities available for sale decreased $11.7 million, or 3.5%, to $323.5 million at March 31, 2012 from $335.2 million at December 31, 2011. Net loans increased $69.9 million, or 5.2%, to $1.411 billion at March 31, 2012 from $1.341 billion at December 31, 2011.

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

Delinquencies

Total past due loans increased $290,000, or 0.6%, to $48.9 million at March 31, 2012 from $48.7 million at December 31, 2011, reflecting an increase of $4.7 million in loans 90 days or more past due, partially offset by a decrease of $4.4 million in loans 30 to 89 days past due. Delinquent loans at March 31, 2012 included $23.0 million of loans acquired in the Mt. Washington merger, including $7.8 million that were 30 to 59 days past due, $4.6 million that were 60 to 89 days past due and $10.6 million that were 90 days or more past due. At March 31, 2012, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2012, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$16,143	$15,795
Multi-family	1,510	1,605
Home equity lines of credit	1,767	1,765
Commercial real estate	9,449	11,588
Construction	19,258	22,434

Total real estate loans	48,127	53,187
Commercial business loans	489	508
Consumer	—	—

Total non-accrual loans	48,616	53,695
Foreclosed assets	3,023	3,853

Total non-performing assets	$51,639	$57,548

Non-performing loans to total loans	3.41%	3.97%
Non-performing loans to total assets	2.39%	2.72%
Non-performing assets to total assets	2.54%	2.91%

Non-performing loans declined $5.1 million to $48.6 million, or 3.41% of total loans outstanding at March 31, 2012, from $53.7 million, or 3.97% of total loans outstanding at December 31, 2011. Non-performing assets declined $5.9 million to $51.6 million, or 2.54% of total assets, at March 31, 2012, from $57.5 million, or 2.91% of total assets, at December 31, 2011. Non-performing assets at March 31, 2012 included $18.3 million of assets acquired in the Mt. Washington merger, comprised of $16.9 million of non-performing loans and $1.3 million of foreclosed real estate. In April 2012, a construction loan for $9.4 million and two commercial real estate loans totaling $1.1 million were restored to performing status, resulting in an additional reduction to non-performing loans of $10.5 million that will be reflected in the second quarter of 2012. Interest income that would have been recorded for the three months ended March 31, 2012 had nonaccruing loans been current according to their original terms amounted to $531,000.

Troubled Debt Restructurings

In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status. A loan is considered a troubled debt restructuring if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated.

	March 31, 2012	December 31, 2011
	(In thousands)
TDRs on accrual status:
One-to four-family	$2,066	$1,269
Commercial real estate	3,412	—
Construction	3,424	—

Total TDRs on accrual status	8,902	1,269

TDRs on non-accrual status:
One-to four-family	1,710	2,052
Commercial real estate	4,591	4,663
Construction	4,551	7,715

Total TDRs on non-accrual status	10,852	14,430

Total TDRs	$19,754	$15,699

The increase in one-to four-family TDRs on accrual was due to one residential loan modification and two one-to four-family TDRs that were returned to accrual status during the first quarter of 2012. Modifications of one-to four-family TDRs consist of either rate reductions, loan term extensions or provisions for interest-only payments for a specified period up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The increase in commercial real estate TDRs on accrual was due to one commercial real estate TDR which was returned to accrual status during the first quarter of 2012. The increase in construction TDRs was due to one construction TDR which was returned to accrual status during the first quarter of 2012. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions, such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at March 31, 2012 other than those already classified as non-performing, impaired or troubled debt restructurings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	March 31, 2012			December 31, 2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$2,090	14.9%	30.5%	$1,861	14.3%	30.9%
Multi-family	1,439	10.2	13.2	1,361	10.4	13.0
Home equity lines of credit	158	1.1	4.2	245	1.9	4.5
Commercial real estate	7,125	50.5	37.7	6,980	53.4	39.0
Construction	2,082	14.8	8.5	1,430	11.0	6.9

Total real estate loans	12,894	91.5	94.1	11,877	91.0	94.3
Commercial business loans	1,131	8.0	5.5	1,061	8.1	5.3
Consumer	72	0.5	0.4	115	0.9	0.4

Total loans	$14,097	100.0%	100.0%	$13,053	100.0%	100.0%

Allowance to non-accrual loans	29.00%			24.31%
Allowance to total loans outstanding	0.99%			0.96%
Net charge-offs to average loans outstanding (annualized)	0.06%			0.06%

The Company’s provision for loan losses was $1.3 million for the quarter ended March 31, 2012 compared to $342,000 for the quarter ended March 31, 2011. The increase was based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $14.1 million or 0.99% of total loans outstanding at March 31, 2012, compared to $13.1 million or 0.96% of total loans outstanding at December 31, 2011. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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

The Company had impaired loans totaling $58.0 million and $58.9 million as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, impaired loans totaling $7.7 million had a valuation allowance of $426,000. Impaired loans totaling $9.1 million had a valuation allowance of $490,000 at December 31, 2011. The Company’s average investment in impaired loans was $57.6 million and $42.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2012 and considered any probable loss in determining the allowance for loan losses.

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

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. At March 31, 2012, core deposits were 62.2% of total deposits. Deposits increased $41.3 million, or 2.6%, to $1.646 billion at March 31, 2012 from $1.604 billion at December 31, 2011, reflecting net growth in core deposits of $65.1 million or 6.8%, to $1.023 billion, partially offset by a decrease in certificates of deposit of $23.8 million, or 3.7%, to $622.6 million.

The following table summarizes the period end balance and the composition of deposits:

	March 31, 2012		December 31, 2011
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$162,780	9.9%	$145,274	9.1%
NOW deposits	148,259	9.0	153,651	9.6
Money market deposits	485,018	29.5	445,868	27.8
Regular and other deposits	227,109	13.8	213,266	13.3
Certificates of deposit	622,599	37.8	646,429	40.2

Total	$1,645,765	100.0%	$1,604,488	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $6.8 million, or 5.2%, to $138.2 million at March 31, 2012 from $131.5 million at December 31, 2011, reflecting a $9.8 million increase in Federal Home Loan Bank of Boston advances partially offset by a $3.0 million decrease in short-term borrowings. At March 31, 2012 and December 31, 2011, Federal Home Loan Bank of Boston advances totaled $124.7 million and $114.9 million, respectively, with a weighted average rate of 2.43% and 2.61%, respectively. At March 31, 2012 and December 31, 2011, federal funds purchased totaled $13.5 million and $16.5 million, respectively, with a weighted average rate of 0.15% at the end of each of the periods. At March 31, 2012, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity

Total stockholders’ equity increased $4.7 million, or 2.1%, to $224.6 million at March 31, 2012, from $219.9 million at December 31, 2011. The increase for the three months ended March 31, 2012 was due primarily to $2.2 million in net income and a $2.2 million increase in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 11.04% at March 31, 2012, compared to 11.14% at December 31, 2011. Book value per share increased to $10.14 at March 31, 2012 from $9.93 at December 31, 2011. Tangible book value per share increased to $9.52 at March 31, 2012 from $9.31 at December 31, 2011. Market price per share increased $0.68, or 5.5%, to $13.13 at March 31, 2012 from $12.45 at December 31, 2011. At March 31, 2012, the Company and the Bank continued to exceed all regulatory capital requirements.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Yield/ Cost (5)	Average Balance	Interest	Yield/ Cost (5)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,389,924	$17,988	5.21%	$1,194,169	$16,560	5.62%
Securities and certificates of deposits	323,699	2,568	3.19	372,946	3,357	3.65
Other interest-earning assets (2)	148,957	81	0.22	166,842	94	0.23

Total interest-earning assets	1,862,580	20,637	4.46	1,733,957	20,011	4.68

Noninterest-earning assets	131,498			124,499

Total assets	$1,994,078			$1,858,456

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$141,680	163	0.46	$129,029	148	0.47
Money market deposits	460,113	960	0.84	336,768	867	1.04
Regular and other deposits	218,401	209	0.38	195,548	260	0.54
Certificates of deposit	643,500	2,671	1.67	699,128	3,298	1.91

Total interest-bearing deposits	1,463,694	4,003	1.10	1,360,473	4,573	1.36
Borrowings	134,629	783	2.34	156,151	889	2.31

Total interest-bearing liabilities	1,598,323	4,786	1.20	1,516,624	5,462	1.46

Noninterest-bearing demand deposits	153,608			113,209
Other noninterest-bearing liabilities	16,949			10,519

Total liabilities	1,768,880			1,640,352
Total stockholders’ equity	225,198			218,104

Total liabilities and stockholders’ equity	$1,994,078			$1,858,456

Net interest-earning assets	$264,257			$217,333

Net interest income		$15,851			$14,549

Interest rate spread (3)			3.26%			3.22%
Net interest margin (4)			3.42%			3.40%
Average interest-earning assets to average interest-bearing liabilities		116.53%			114.33%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,617,302	$4,003	1.00%	$1,473,682	$4,573	1.26%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,751,931	$4,786	1.10%	$1,629,833	$5,462	1.36%

(1)	Loans on non-accrual status are included in average balances.
(2)	Includes Federal Home Loan Bank stock and associated dividends.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Annualized.

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

	Three Months Ended March 31, 2012 Compared to 2011 Increase (Decrease)
	Due to
	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	$2,692	$(1,264)	$1,428
Securities and certificates of deposits	(404)	(385)	(789)
Other interest-earning assets	(9)	(4)	(13)

Total	2,279	(1,653)	626
Interest Expense:
Deposits	87	(657)	(570)
Borrowings	(119)	13	(106)

Total	(32)	(644)	(676)

Change in net interest income	$2,311	$(1,009)	$1,302

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Income

Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from customer service fees, loan fees, bank-owned life insurance, mortgage banking gains and gains on sales of securities.

The Company recorded net income of $2.2 million, or $0.10 per share (basic and diluted), for the quarter ended March 31, 2012 compared to $3.2 million, or $0.15 per share (basic and diluted), for the quarter ended March 31, 2011. Income before income tax expense decreased $1.9 million to $3.2 million, the net result of increases in the provision for loan losses of $922,000 and non-interest expenses of $2.6 million, partially offset by increases in net interest income of $1.3 million and non-interest income of $363,000.

For the quarter ended March 31, 2012, return on average assets and return on average equity was 0.43% and 3.83%, respectively, as compared to 0.69% and 5.89%, respectively, for the quarter ended March 31, 2011.

Net Interest Income

Net interest income increased $1.3 million, or 8.9%, to $15.9 million for the quarter ended March 31, 2012 from $14.5 million for the quarter ended March 31, 2011. The net interest rate spread and net interest margin were 3.26% and 3.42%, respectively, for the quarter ended March 31, 2012, compared to 3.22% and 3.40%, respectively, for the quarter ended March 31, 2011. The increase in net interest income was due primarily to loan growth along with declines in the cost of total deposits and borrowings (“cost of funds”) for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

The average balance of the Company’s loan portfolio increased $195.8 million, or 16.4%, to $1.390 billion, which was partially offset by a decline in the yield on loans of 41 basis points to 5.21% for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The Company’s cost of total deposits declined 26 basis points to 1.00%, which was partially offset by an increase in the average balance of total deposits of $143.6 million, or 9.7%, to $1.617 billion for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The Company’s yield on interest-earning assets declined 22 basis points to 4.46% for the quarter ended March 31, 2012 compared to 4.68% for the quarter ended March 31, 2011, while the cost of funds declined 26 basis points to 1.10% for the quarter ended March 31, 2012 compared to 1.36% for the quarter ended March 31, 2011.

Provision for Loan Losses

The Company’s provision for loan losses was $1.3 million for the quarter ended March 31, 2012 compared to $342,000 for the quarter ended March 31, 2011. The increase in the provision for loan losses was based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $14.1 million, or 0.99%, of total loans outstanding at March 31, 2012, compared to $13.1 million or 0.96% of total loans outstanding at December 31, 2011. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $363,000, or 10.3%, to $3.9 million for the quarter ended March 31, 2012 from $3.5 million for the quarter ended March 31, 2011, primarily due to increases of $281,000 in customer service fees, $189,000 in mortgage banking gains, net, and $216,000 in gain on sales of securities, net, partially offset by a decrease of $242,000 in equity income from the Company’s Hampshire First Bank affiliate. As announced in November 2011, Hampshire First Bank, which is 43% owned by the Company, entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. and NBT Bank, N.A. The merger is expected to be completed in June 2012.

Non-Interest Expenses

Non-interest expenses increased $2.6 million, or 20.8%, to $15.3 million for the quarter ended March 31, 2012 from $12.6 million for the quarter ended March 31, 2011, primarily due to increases of $2.2 million in salaries and employee benefits, $203,000 in professional services, $146,000 in foreclosed real estate expense and $412,000 in other general and administrative expenses, partially offset by declines of $179,000 in occupancy and equipment expenses and $194,000 in deposit insurance premiums. The increases in salaries and employee benefits and other general and administrative expenses were primarily associated with the new branches opened and costs associated with the expansion of residential and commercial lending capacity in the past year. The Company’s efficiency ratio was 81.81% for the quarter ended March 31, 2012 compared to 73.42% for the quarter ended March 31, 2011.

Provision for Income Taxes

The Company recorded a provision for income taxes of $1.1 million for the quarter ended March 31, 2012, reflecting an effective tax rate of 32.9%, compared to $1.9 million, or 37.0%, for the quarter ended March 31, 2011. The change in the income tax provision was primarily due to the changes in pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $162.6 million. In addition, at March 31, 2012, we had $43.6 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On March 31, 2012, we had $124.7 million of advances outstanding.

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

Capital Management

Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, both the Company and the Bank exceeded all of their respective regulatory capital requirements.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2012
Total Capital (to Risk Weighted Assets):
Company	$221,558	13.5%	$131,485	8.0%	N/A	N/A
Bank	181,926	11.3	129,265	8.0	$161,582	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	204,652	12.5	65,743	4.0	N/A	N/A
Bank	164,995	10.2	64,633	4.0	96,949	6.0
Tier 1 Capital (to Average Assets):
Company	204,652	10.4	78,816	4.0	N/A	N/A
Bank	164,995	8.5	77,631	4.0	97,039	5.0

December 31, 2011
Total Capital (to Risk Weighted Assets):
Company	$217,156	13.7%	$127,244	8.0%	N/A	N/A
Bank	177,602	11.4	125,028	8.0	$156,285	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	202,219	12.7	63,622	4.0	N/A	N/A
Bank	162,661	10.4	62,514	4.0	93,771	6.0
Tier 1 Capital (to Average Assets):
Company	202,219	10.4	77,525	4.0	N/A	N/A
Bank	162,661	8.5	76,328	4.0	95,410	5.0

We may use capital management tools such as cash dividends and common share repurchases. Pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of the Company, the Company has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian Financial Services and (ii) that any repurchases of equity securities from stockholders other than Meridian Financial Services will be at the current market price for such stock repurchases. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases.

In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. As of March 31, 2012, the Company had repurchased 119,389 shares of its stock at an average price of $12.57 per share as included in treasury stock, or 13.2% of the shares authorized for repurchase under the Company’s fourth stock repurchase program. The Company has repurchased 1,523,317 shares since December 2008.

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

For the three months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at April 1, 2012 through March 31, 2013.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
	(Dollars in thousands)
300	$59,277	$(4,654)	(7.28)%
Flat	63,931
-50	64,130	199	0.31

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in our 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012, which is available through the SEC’s website at www.sec.gov. As of March 31, 2012, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	2,311	$13.00	2,311	792,851
February 1 – 29, 2012	300	$13.28	300	792,551
March 1 – 31, 2012	7,716	$12.98	7,716	784,835

Total	10,327	$12.99	10,327	784,835

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.*
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	[Reserved]
10.9	[Reserved]
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.
**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: May 10, 2012	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2012	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)