Form 10-Q
period 2012-06-30
MERIDIAN INTERSTATE BANCORP INC
filed 2012-08-09
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 2, 2012, the registrant had 22,075,378 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and due from banks	$124,512	$156,622
Federal funds sold	63	63

Total cash and cash equivalents	124,575	156,685

Certificates of deposit - affiliate bank	—	2,500
Securities available for sale, at fair value	298,710	335,230
Federal Home Loan Bank stock, at cost	12,064	12,538
Loans held for sale	11,502	4,192
Loans	1,554,077	1,354,354
Less allowance for loan losses	(16,271)	(13,053)

Loans, net	1,537,806	1,341,301
Bank-owned life insurance	35,646	35,050
Foreclosed real estate, net	3,012	3,853
Investment in affiliate bank	—	12,607
Premises and equipment, net	38,447	36,991
Accrued interest receivable	6,828	7,282
Prepaid deposit insurance	445	1,257
Deferred tax asset, net	6,519	7,434
Goodwill	13,687	13,687
Other assets	10,753	3,773

Total assets	$2,099,994	$1,974,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non interest-bearing	$172,661	$145,274
Interest-bearing Interest-bearing	1,527,976	1,459,214

Total deposits	1,700,637	1,604,488
Short-term borrowings - affiliate bank	—	6,471
Short-term borrowings - other	10,063	10,056
Long-term debt	144,551	114,923
Accrued expenses and other liabilities	15,976	18,498

Total liabilities	1,871,227	1,754,436

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	98,000	97,669
Retained earnings	142,136	134,533
Accumulated other comprehensive income	5,485	3,985
Treasury stock, at cost, 668,084 and 584,881 shares at June 30, 2012 and December 31, 2011, respectively	(8,419)	(7,317)
Unearned compensation - ESOP, 641,700 and 662,400 shares at June 30, 2012 and December 31, 2011, respectively	(6,417)	(6,624)
Unearned compensation - restricted shares, 258,590 and 265,710 at June 30, 2012 and December 31, 2011, respectively	(2,018)	(2,302)

Total stockholders’ equity	228,767	219,944

Total liabilities and stockholders’ equity	$2,099,994	$1,974,380

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$18,565	$16,237	$36,553	$32,797
Interest on debt securities	2,006	2,896	4,204	6,001
Dividends on equity securities	292	255	653	499
Interest on certificates of deposit	9	9	18	17
Interest on other interest-earning assets	63	117	129	202
Other interest and dividend income	33	27	48	36

Total interest and dividend income	20,968	19,541	41,605	39,552

Interest expense:
Interest on deposits	3,817	4,616	7,820	9,189
Interest on short-term borrowings	4	13	9	23
Interest on long-term debt	752	778	1,530	1,657

Total interest expense	4,573	5,407	9,359	10,869

Net interest income	16,395	14,134	32,246	28,683
Provision for loan losses	2,170	486	3,434	828

Net interest income, after provision for loan losses	14,225	13,648	28,812	27,855

Non-interest income:
Customer service fees	1,505	1,497	3,084	2,795
Loan fees	177	161	239	277
Mortgage banking gains, net	537	169	1,162	605
Gain on sales of securities, net	1,259	2,922	2,342	3,789
Income from bank-owned life insurance	295	298	596	615
Equity income on investment in affiliate bank	67	333	310	818
Gain on sale of investment in affiliate bank	4,819	—	4,819	—
Other income	1	4	1	15

Total non-interest income	8,660	5,384	12,553	8,914

Non-interest expenses:
Salaries and employee benefits	8,642	7,058	17,943	14,159
Occupancy and equipment	2,058	1,869	4,095	4,085
Data processing	857	651	1,689	1,460
Marketing and advertising	650	540	1,209	1,081
Professional services	870	811	1,703	1,441
Foreclosed real estate	103	63	286	100
Deposit insurance	440	633	871	1,258
Other general and administrative	1,179	860	2,269	1,538

Total non-interest expenses	14,799	12,485	30,065	25,122

Income before income taxes	8,086	6,547	11,300	11,647
Provision for income taxes	2,639	2,382	3,697	4,271

Net income	$5,447	$4,165	$7,603	$7,376

Income per share:
Basic	$0.25	$0.19	$0.35	$0.34
Diluted	$0.25	$0.19	$0.35	$0.33
Weighted average shares:
Basic	21,630,660	21,852,665	21,647,237	21,917,330
Diluted	21,808,507	21,994,371	21,818,079	22,044,635

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$5,447	$4,165	$7,603	$7,376

Other comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on securities available for sale	58	2,373	4,781	2,227
Reclassification adjustments for gain realized in income	(1,259)	(2,922)	(2,342)	(3,789)

Unrealized gain (loss)	(1,201)	(549)	2,439	(1,562)
Tax effect	487	175	(939)	592

Total other comprehensive income (loss)	(714)	(374)	1,500	(970)

Total comprehensive income	$4,733	$3,791	$9,103	$6,406

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Shares of Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)

Six Months Ended June 30, 2011
Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611
Net income	—	—	7,376	—	—	—	—	7,376
Other comprehensive loss	—	—	—	(970)	—	—	—	(970)
Purchase of treasury stock	(249,182)	—	—	—	(3,360)	—	—	(3,360)
ESOP shares earned (20,700 shares)	—	64	—	—	—	207	—	271
Share-based compensation expense	8,820	264	—	—	—	—	260	524

Balance at June 30, 2011	22,240,515	$97,333	$129,939	$7,068	$(5,481)	$(6,831)	$(2,576)	$219,452

Six Months Ended June 30, 2012
Balance at December 31, 2011	22,149,409	$97,669	$134,533	$3,985	$(7,317)	$(6,624)	$(2,302)	$219,944
Net income	—	—	7,603	—	—	—	—	7,603
Other comprehensive income	—	—	—	1,500	—	—	—	1,500
Stock option exercise	3,101	(30)	—	—	39	—	—	9
Purchase of treasury stock	(86,304)	—	—	—	(1,141)	—	—	(1,141)
ESOP shares earned (20,700 shares)	—	66	—	—	—	207	—	273
Share-based compensation expense	7,120	295	—	—	—	—	284	579

Balance at June 30, 2012	22,073,326	$98,000	$142,136	$5,485	$(8,419)	$(6,417)	$(2,018)	$228,767

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$7,603	$7,376
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of acquisition fair value adjustments	(306)	(1,019)
Earned ESOP shares	273	271
Provision for loan losses	3,434	828
Amortization (accretion) of net deferred loan origination fees/costs	(30)	250
Net amortization of securities available for sale	175	367
Depreciation and amortization expense	1,081	1,193
Gain on sales of securities, net	(2,342)	(3,789)
(Gain) loss and provision for foreclosed real estate, net	134	(109)
Deferred income tax provision (benefit)	(24)	119
Income from bank-owned life insurance	(596)	(615)
Equity income on investment in affiliate bank	(310)	(818)
Gain on sale of investment in affiliate bank	(4,819)	—
Share-based compensation expense	579	524
Net changes in:
Loans held for sale	(7,310)	9,677
Accrued interest receivable	454	369
Prepaid deposit insurance	812	1,183
Other assets	58	3,261
Accrued expenses and other liabilities	(2,522)	12,805

Net cash (used in) provided by operating activities	(3,656)	31,873

Cash flows from investing activities:
Purchases of certificates of deposit	—	(2,500)
Maturities of certificates of deposit	2,500	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	91,952	73,896
Redemption (purchase) of mutual funds, net	(5,587)	2,230
Proceeds from sales	16,379	31,313
Purchases	(57,427)	(96,595)
Proceeds from sale of investment in affiliate bank	6,600	—
Redemption of Federal Home Loan Bank stock	474	—
Loans originated, net of principal payments received	(200,482)	(36,103)
Purchases of premises and equipment	(2,496)	(2,265)
Capitalized costs on foreclosed real estate	—	(37)
Proceeds from sales of foreclosed real estate	1,061	405

Net cash used in investing activities	(147,026)	(29,656)

(continued)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	96,167	81,900
Net change in borrowings with maturities less than three months	(6,463)	10,525
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	62,500	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(32,500)	(20,000)
Stock option exercise	9	—
Purchase of treasury stock	(1,141)	(3,360)

Net cash provided by financing activities	118,572	69,065

Net change in cash and cash equivalents	(32,110)	71,282

Cash and cash equivalents at beginning of period	156,685	155,493

Cash and cash equivalents at end of period	$124,575	$226,775

Supplemental cash flow information:
Interest paid on deposits	$7,949	$9,524
Interest paid on borrowings	1,965	2,427
Income taxes paid, net of refunds	3,610	1,316
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	354	1,290
Receipt of common stock from sale of investment in affiliate bank	11,136	—
Net amounts due from broker on security transactions	7,038	—

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”), a 59.6%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company. The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”). The Company held a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which was accounted for using the equity method. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBT”) and NBT Bank, N.A. The merger of Hampshire First Bank into NBT was completed on June 8, 2012, with the Company recognizing a pre-tax gain of $4.8 million and receiving $6.6 million of cash and 547,481 NBTB shares totaling $11.1 million as proceeds from the sale.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012, and is available through the SEC’s website at www.sec.gov.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in ASU 2011-04 are to be applied prospectively. The Company adopted ASU 2011-04 during the first quarter of 2012 resulting in additional disclosures — see Note 7.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-05 amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The Company adopted ASU 2011-05 during the first quarter of 2012 resulting in an additional financial statement — see Consolidated Statements of Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350); Testing Indefinite — Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill. This amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that is “more likely than not” that the asset is impaired. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$5,447	$4,165	$7,603	$7,376

Average number of common shares outstanding	21,460,224	21,642,552	21,475,457	21,707,724
Effect of unvested stock awards	170,436	210,113	171,780	209,606

Basic weighted average shares outstanding	21,630,660	21,852,665	21,647,237	21,917,330
Effect of dilutive stock options	177,847	141,706	170,842	127,305

Diluted weighted average shares outstanding	21,808,507	21,994,371	21,818,079	22,044,635

Earnings per share:
Basic	$0.25	$0.19	$0.35	$0.34
Diluted	$0.25	$0.19	$0.35	$0.33

Options for the exercise of 71,100 and 21,500 shares for the three months ended June 30, 2012 and 2011, respectively, and options for the exercise of 64,850 and 14,500 shares for the six months ended June 30, 2012 and 2011, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4.	SECURITIES

The following table sets forth the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

June 30, 2012
Debt securities:
Corporate bonds:
Financial services	$80,097	$1,557	$(679)	$80,975
Industry and manufacturing	22,868	696	(16)	23,548
Consumer products and services	17,301	763	—	18,064
Technology	6,007	101	—	6,108
Healthcare	18,581	775	—	19,356
Other	2,521	70	—	2,591

Total corporate bonds	147,375	3,962	(695)	150,642
Government-sponsored enterprises	50,298	147	(2)	50,443
Municipal bonds	7,384	199	—	7,583
Residential mortgage-backed securities:
Government-sponsored enterprises	21,235	1,265	(1)	22,499
Private label	3,651	61	(78)	3,634

Total debt securities	229,943	5,634	(776)	234,801

Marketable equity securities:
Common stocks:
Financial services	15,299	933	(281)	15,951
Industry and manufacturing	7,719	1,323	(261)	8,781
Consumer products and services	11,910	1,364	(200)	13,074
Technology	2,129	795	(28)	2,896
Healthcare	2,761	633	—	3,394
Other	4,175	1,018	—	5,193

Total common stocks	43,993	6,066	(770)	49,289
Money market mutual funds	14,637	—	(17)	14,620

Total marketable equity securities	58,630	6,066	(787)	63,909

Total securities available for sale	$288,573	$11,700	$(1,563)	$298,710

December 31, 2011
Debt securities:
Corporate bonds:
Financial services	$75,235	$871	$(2,012)	$74,094
Industry and manufacturing	27,023	911	(11)	27,923
Consumer products and services	26,087	1,092	(15)	27,164
Technology	12,762	177	(22)	12,917
Healthcare	20,104	885	—	20,989
Other	2,535	82	—	2,617

Total corporate bonds	163,746	4,018	(2,060)	165,704
Government-sponsored enterprises	82,898	299	(2)	83,195
Municipal bonds	7,401	173	—	7,574
Residential mortgage-backed securities:
Government-sponsored enterprises	25,296	1,369	(1)	26,664
Private label	7,322	77	(344)	7,055

Total debt securities	286,663	5,936	(2,407)	290,192

Marketable equity securities:
Common stocks:
Financial services	4,808	304	(547)	4,565
Industry and manufacturing	5,215	862	(36)	6,041
Consumer products and services	13,553	1,812	(113)	15,252
Technology	2,479	687	(23)	3,143
Healthcare	2,461	432	—	2,893
Other	3,304	809	—	4,113

Total common stocks	31,820	4,906	(719)	36,007
Money market mutual funds	9,049	—	(18)	9,031

Total marketable equity securities	40,869	4,906	(737)	45,038

Total securities available for sale	$327,532	$10,842	$(3,144)	$335,230

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2012 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Corporate bonds:
Financial services	$3,995	$4,002	$68,517	$69,428	$7,585	$7,545	$80,097	$80,975
Industry and manufacturing	5,020	5,089	17,848	18,459	—	—	22,868	23,548
Consumer products and services	990	1,037	16,311	17,027	—	—	17,301	18,064
Technology	2,500	2,537	3,507	3,571	—	—	6,007	6,108
Healthcare	5,513	5,592	13,068	13,764	—	—	18,581	19,356
Other	1,500	1,500	1,021	1,091	—	—	2,521	2,591

Total corporate bonds	19,518	19,757	120,272	123,340	7,585	7,545	147,375	150,642
Government-sponsored enterprises	66	66	4,120	4,143	46,112	46,234	50,298	50,443
Municipal bonds	—	—	5,914	6,046	1,470	1,537	7,384	7,583
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	5	5	21,230	22,494	21,235	22,499
Private label	—	—	—	—	3,651	3,634	3,651	3,634

Total	$19,584	$19,823	$130,311	$133,534	$80,048	$81,444	$229,943	$234,801

For the three months ended June 30, 2012 and 2011, proceeds from sales of securities available for sale amounted to $8.6 million and $27.4 million, respectively. Gross gains of $1.4 million and $3.1 million and gross losses of $98,000 and $131,000, respectively, were realized on those sales. For the six months ended June 30, 2012 and 2011, proceeds from sales of securities available for sale amounted to $16.4 million and $31.3 million, respectively. Gross gains of $2.4 million and $3.9 million and gross losses of $98,000 and $131,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of June 30, 2012 and December 31, 2011, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
Debt securities:
Corporate bonds:
Financial services	$540	$23,789	$139	$2,805
Industry and manufacturing	16	1,975	—	—

Total corporate bonds	556	25,764	139	2,805
Government-sponsored enterprises	2	998	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	1	11	—	—
Private label	—	—	78	417

Total debt securities	559	26,773	217	3,222

Marketable equity securities:
Common stocks:
Financial services	240	1,751	41	1,042
Industry and manufacturing	261	1,339	—	—
Consumer products and services	200	2,747	—	—
Technology	28	370	—	—

Total common stocks	729	6,207	41	1,042
Money market mutual funds	—	—	17	996

Total marketable equity securities	729	6,207	58	2,038

Total temporarily impaired securities	$1,288	$32,980	$275	$5,260

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
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

The Company determined no securities were other-than-temporarily impaired for the six months ended June 30, 2012. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of June 30, 2012, the net unrealized gain on the total debt securities portfolio was $4.9 million. At June 30, 2012, 24 debt securities had unrealized losses with aggregate depreciation of 2.5% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

As of June 30, 2012, the net unrealized gain on the total marketable equity portfolio was $5.3 million. At June 30, 2012, 22 marketable equity securities have unrealized losses with aggregate depreciation of 8.7% from the Company’s cost basis. Two equity securities had a market value decline of 25.0% or more, with net unrealized losses of $190,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

5.	LOANS

The Company’s loan portfolio consists primarily of residential real estate, commercial real estate, construction, commercial business and consumer segments. The residential real estate loans include classes for one-to four-family, multi-family and home equity lines of credit. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. A summary of loans follows:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$441,251	28.4%	$417,889	30.9%
Multi-family	179,496	11.6	176,668	13.0
Home equity lines of credit	62,534	4.0	60,989	4.5
Commercial real estate	590,923	38.0	528,585	39.0
Construction	162,106	10.4	93,158	6.9

Total real estate loans	1,436,310	92.4	1,277,289	94.3
Commercial business loans	111,659	7.2	71,544	5.3
Consumer	5,776	0.4	5,195	0.4

Total loans	1,553,745	100.0%	1,354,028	100.0%

Allowance for loan losses	(16,271)		(13,053)
Net deferred loan origination costs	332		326

Loans, net	$1,537,806		$1,341,301

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2012 and December 31, 2011, the Company was servicing loans for participants aggregating $37.3 million and $25.6 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	June 30,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$7,668	$7,754
Multi-family	1,293	1,862
Home equity lines of credit	570	624
Commercial real estate	1,657	3,265
Construction	—	1,588

Total real estate loans	11,188	15,093
Commercial business loans	78	90
Consumer	4	4

	82	94

Outstanding principal balance	11,270	15,187
Discount	(2,606)	(3,167)

Carrying amount	$8,664	$12,020

A rollforward of accretable yield follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$1,162	$—	$1,181	$—
Reclassification from nonaccretable discount	—	—	—	—
Accretion	(18)	—	(37)	—
Disposals	—	—	—	—

Ending balance	$1,144	$—	$1,144	$—

An analysis of the allowance for loan losses and related information follows:

	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
	For the Three Months Ended June 30, 2012
Beginning balance	$2,090	$1,439	$158	$7,125	$2,082	$1,131	$72	$—	$14,097
Provision (credit) for loan loss	230	13	6	12	1,501	380	28	—	2,170
Charge-offs	(168)	—	—	—	(218)	—	(16)	—	(402)
Recoveries	170	—	—	—	229	—	7	—	406

Ending balance	$2,322	$1,452	$164	$7,137	$3,594	$1,511	$91	$—	$16,271

	For the Six Months Ended June 30, 2012
Beginning balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053
Provision (credit) for loan loss	650	163	(29)	(61)	2,231	446	34	—	3,434
Charge-offs	(367)	(72)	(52)	(9)	(298)	—	(75)	—	(873)
Recoveries	178	—	—	227	231	4	17	—	657

Ending balance	$2,322	$1,452	$164	$7,137	$3,594	$1,511	$91	$—	$16,271

	At June 30, 2012
Amount of allowance for loan losses for loans deemed to be impaired	$213	$48	$7	$6	$392	$4	$—	$—	$670
Amount of allowance for loan losses for loans not deemed to be impaired	2,109	1,404	157	7,131	3,202	1,507	91	—	15,601

	$2,322	$1,452	$164	$7,137	$3,594	$1,511	$91	$—	$16,271

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$96	$—	$—	$—	$—	$5	$—	$—	$101

Loans deemed to be impaired	$3,863	$5,669	$23	$10,614	$22,892	$1,138	$—	$—	$44,199
Loans not deemed to be impaired	437,388	173,827	62,511	580,309	139,214	110,521	5,776	—	1,509,546

	$441,251	$179,496	$62,534	$590,923	$162,106	$111,659	$5,776	$—	$1,553,745

	For the Three Months Ended June 30, 2011
Beginning balance	$1,078	$1,273	$177	$5,976	$1,296	$492	$31	$—	$10,323
Provision (credit) for loan loss	150	68	(2)	7	154	60	49	—	486
Charge-offs	(31)	—	—	—	(37)	(14)	(18)	—	(100)
Recoveries	51	41	—	10	36	—	14	—	152

Ending balance	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861

	For the Six Months Ended June 30, 2011
Beginning balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision (credit) for loan loss	200	301	(26)	819	(652)	123	63	—	828
Charge-offs	(135)	—	(27)	(74)	(231)	(33)	(48)	—	(548)
Recoveries	53	43	1	10	290	—	29	—	426

Ending balance	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861

	At June 30, 2011
Amount of allowance for loan losses for loans deemed to be impaired	$94	$—	$8	$69	$—	$—	$—	$—	$171
Amount of allowance for loan losses for loans not deemed to be impaired	1,154	1,382	167	5,924	1,449	538	76	—	10,690

	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$5	$—	$—	$—	$—	$5

Loans deemed to be impaired	$4,601	$4,191	$124	$10,995	$27,028	$616	$—	$—	$47,555
Loans not deemed to be impaired	389,058	172,134	61,964	445,398	63,563	32,725	5,613	—	1,170,455

	$393,659	$176,325	$62,088	$456,393	$90,591	$33,341	$5,613	$—	$1,218,010

	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	At December 31, 2011
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$211	$44	$8	$220	$3	$4	$—	$—	$490
Amount of allowance for loan losses for loans not deemed to be impaired	1,650	1,317	237	6,760	1,427	1,057	115	—	12,563

	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$79	$44	$—	$—	$3	$—	$—	$—	$126

Loans deemed to be impaired	$5,352	$5,257	$124	$12,739	$34,265	$1,115	$—	$—	$58,852
Loans not deemed to be impaired	412,537	171,411	60,865	515,846	58,893	70,429	5,195	—	1,295,176

	$417,889	$176,668	$60,989	$528,585	$93,158	$71,544	$5,195	$—	$1,354,028

The following table provides information about the Company’s past due and non-accrual loans at the dates indicated.

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$7,058	$2,381	$7,182	$16,621	$18,899
Multi-family	—	2,300	364	2,664	1,473
Home equity lines of credit	1,191	279	779	2,249	2,642
Commercial real estate	873	433	3,899	5,205	9,755
Construction	126	—	7,126	7,252	7,127

Total real estate loans	9,248	5,393	19,350	33,991	39,896
Commercial business loans	34	183	599	816	542
Consumer	524	113	—	637	—

Total	$9,806	$5,689	$19,949	$35,444	$40,438

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$5,399	$2,652	$6,204	$14,255	$15,795
Multi-family	2,350	659	436	3,445	1,605
Home equity lines of credit	1,695	552	892	3,139	1,765
Commercial real estate	3,834	—	3,641	7,475	11,588
Construction	475	2,511	16,316	19,302	22,434

Total real estate loans	13,753	6,374	27,489	47,616	53,187
Commercial business loans	51	5	266	322	508
Consumer	510	210	—	720	—

Total	$14,314	$6,589	$27,755	$48,658	$53,695

At June 30, 2012 and December 31, 2011, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at June 30, 2012 and December 31, 2011 included $3.5 million and $5.2 million of loans acquired with evidence of credit deterioration. At June 30, 2012 and December 31, 2011, non-accrual loans included $4.6 million and $6.8 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans at the dates and for the periods indicated.

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$1,999	$2,165	$—	$3,542	$4,044	$—
Multi-family	4,273	4,885	—	4,821	4,849	—
Home equity lines of credit	—	—	—	100	100	—
Commercial real estate	10,396	10,513	—	7,624	7,988	—
Construction	21,213	22,206	—	33,110	34,193	—
Commercial business loans	542	646	—	514	617	—

Total	38,423	40,415	—	49,711	51,791	—

Impaired loans with a valuation allowance:
One-to four-family	1,864	1,966	213	1,810	1,960	211
Multi-family	1,396	1,396	48	436	482	44
Home equity lines of credit	23	23	7	24	24	8
Commercial real estate	218	218	6	5,115	5,115	220
Construction	1,679	1,873	392	1,155	1,740	3
Commercial business loans	596	596	4	601	601	4

Total	5,776	6,072	670	9,141	9,922	490

Total impaired loans	$44,199	$46,487	$670	$58,852	$61,713	$490

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis

Impaired loans without a valuation allowance:
One-to four-family	$2,126	$35	$25	$2,458	$53	$48
Multi-family	4,921	114	109	4,278	110	88
Home equity lines of credit	—	—	—	100	2	2
Commercial real estate	10,768	182	77	6,483	60	38
Construction	26,955	380	294	24,733	432	172
Commercial business loans	517	12	6	298	10	8

Total	45,287	723	511	38,350	667	356

Impaired loans with a valuation allowance:
One-to four-family	1,867	25	24	1,452	24	18
Multi-family	1,398	29	29	—	—	—
Home equity lines of credit	23	—	—	17	—	—
Commercial real estate	220	4	4	4,744	109	71
Construction	1,876	61	—	—	—	—
Commercial business loans	598	11	11	—	—	—

Total	5,982	130	68	6,213	133	89

Total impaired loans	$51,269	$853	$579	$44,563	$800	$445

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis

Impaired loans without a valuation allowance:
One-to four-family	$2,180	$75	$55	$2,547	$79	$75
Multi-family	5,033	220	202	4,096	183	176
Home equity lines of credit	—	—	—	100	4	4
Commercial real estate	11,425	389	241	6,650	120	103
Construction	28,700	923	548	22,641	822	377
Commercial business loans	516	22	16	255	20	12

Total	47,854	1,629	1,062	36,289	1,228	747

Impaired loans with a valuation allowance:
One-to four-family	1,787	46	43	1,445	48	38
Multi-family	932	58	58	—	—	—
Home equity lines of credit	23	—	—	17	—	—
Commercial real estate	147	9	8	4,758	211	142
Construction	1,942	127	—	—	—	—
Commercial business loans	599	23	23	—	—	—

Total	5,430	263	132	6,220	259	180

Total impaired loans	$53,284	$1,892	$1,194	$42,509	$1,487	$927

At June 30, 2012, additional funds of $2.0 million are committed to be advanced in connection with impaired construction loans.

The following is a summary of troubled debt restructurings for the periods indicated.

	Three Months Ended June 30,
	2012			2011
	Number of Loans	Pre-Modification Balance	Post- Modification Balance	Number of Loans	Pre-Modification Balance	Post- Modification Balance
	(Dollars in thousands)
Real estate loans:
One-to four-family	1	$175	$175	1	$316	$316
Construction	—	—	—	2	2,237	2,237

Total	1	$175	$175	3	$2,553	$2,553

	Six Months Ended June 30,
	2012			2011
	Number of Loans	Pre-Modification Balance	Post- Modification Balance	Number of Loans	Pre-Modification Balance	Post- Modification Balance
	(Dollars in thousands)
Real estate loans:
One-to four-family	4	$851	$851	2	$576	$576
Commercial real estate	—	—	—	1	3,450	3,450
Construction	—	—	—	2	2,237	2,237

Total	4	$851	$851	5	$6,263	$6,263

The following provides information on how loans were modified as TDRs for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted interest rates	$175	$316	$851	$4,026
Combination of rate and maturity	—	2,237	—	2,237

Total	$175	$2,553	$851	$6,263

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

The following table is a summary of TDRs that defaulted in the first twelve months after restructure:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One-to four-family	—	$—	1	$342	2	$435	3	$812

Total	—	$—	1	$342	2	$435	3	$812

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all multi-family residential, commercial real estate, construction and commercial business loans. The Company also engages an independent third-party to review a significant portion of loans within these segments on at least an annual basis. Management uses the results of these reviews as part of its annual review process. For one-to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit indicator.

The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	June 30, 2012
	Multi- family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)

Loans rated 1 - 4A	$167,923	$580,667	$143,260	$110,641
Loans rated 5	11,573	10,256	18,846	1,018
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$179,496	$590,923	$162,106	$111,659

	December 31, 2011
	Multi- family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)

Loans rated 1 - 4A	$165,754	$516,059	$62,992	$70,650
Loans rated 5	10,914	12,526	30,166	894
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$176,668	$528,585	$93,158	$71,544

6.	COMMITMENTS AND DERIVATIVES

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Unadvanced portion of existing loans:
Construction	$129,112	$83,493
Home equity line of credit	38,491	38,085
Other lines and letters of credit	40,295	33,603
Commitments to originate:
One-to four-family	22,421	6,417
Commercial real estate	123,918	70,544
Construction	41,779	66,481
Commercial business loans	44,077	71,491
Other loans	1,129	4,725

Total loan commitments outstanding	$441,222	$374,839

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $55.5 million and $23.3 million were outstanding at June 30, 2012 and December 31, 2011, respectively. The fair value of such commitments was an asset of $776,000 and $536,000 at June 30, 2012 and December 31, 2011, respectively and is included in other assets.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $50.1 million and $10.8 million were outstanding at June 30, 2012 and December 31, 2011, respectively. The fair value of such commitments was a liability of $381,000 and $28,000 at June 30, 2012 and December 31, 2011, respectively and is included in other liabilities.

The following table presents the fair values of derivative instruments in the balance sheet.

	June 30, 2012
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$776	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	381

Total		$776		$381

	December 31, 2011
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$536	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	28

Total		$536		$28

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of income:

		Amount of Gain/(Loss)
		For the Three Months Ended June 30,
Derivative Instrument	Location of Gain/(Loss)	2012	2011
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$454	$(8)
Forward loan sale commitments	Mortgage banking gains, net	(435)	(48)

Total		$19	$(56)

		Amount of Gain/(Loss)
		For the Six Months Ended June 30,
Derivative Instrument	Location of Gain/(Loss)	2012	2011
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$240	$50
Forward loan sale commitments	Mortgage banking gains, net	(353)	(20)

Total		$(113)	$30

For the six months ended June 30, 2012, the Company recognized net mortgage banking gains of $1.2 million, consisting of $1.3 million in net gains on sale of loans and $113,000 in net derivative mortgage banking losses. For the six months ended June 30, 2011, the Company recognized net mortgage banking gains of $605,000, consisting of $575,000 in net gains on sale of loans and $30,000 in net derivative mortgage banking gains.

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

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale
Debt securities:
Corporate bonds	$—	$150,642	$—	$150,642
Government-sponsored enterprises	—	50,443	—	50,443
Municipal bonds	—	7,583	—	7,583
Residential mortgage-backed securities:
Government-sponsored enterprises	—	22,499	—	22,499
Private label	—	3,634	—	3,634

Total debt securities	—	234,801	—	234,801

Marketable equity securities:
Common stocks	49,289	—	—	49,289
Money market mutual funds	14,620	—	—	14,620

Total marketable equity securities	63,909	—	—	63,909

Total securities available for sale	63,909	234,801	—	298,710
Derivative loan commitments	—	—	776	776

Total assets	$63,909	$234,801	$776	$299,486

Liabilities
Forward loan sale commitments	$—	$—	$381	$381

Total liabilities	$—	$—	$381	$381

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
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

For the three and six months ended June 30, 2012 and 2011, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$376	$86	$508	$—
Total realized and unrealized gains (losses) included net income	19	(56)	(113)	30

Ending balance	$395	$30	$395	$30

Total realized gain relating to instruments still held at period end	$395	$30	$395	$30

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

	June 30, 2012			Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Total Gain/ (Loss)	Total Gain/ (Loss)
	(In thousands)
Impaired loans	$—	$—	$5,106	$(487)	$(500)
Foreclosed real estate	—	—	3,012	(69)	(171)

	$—	$—	$8,118	$(556)	$(671)

	December 31, 2011			Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	Level 1	Level 2	Level 3	Total Gain/ (Loss)	Total Gain/ (Loss)
	(In thousands)
Impaired loans	$—	$—	$4,571	$(125)	$(99)
Foreclosed real estate	—	—	3,853	—	—

	$—	$—	$8,424	$(125)	$(99)

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

	June 30, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$124,575	$124,575	$—	$—	$124,575
Securities available for sale	298,710	63,909	234,801	—	298,710
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,549,308	—	—	1,592,508	1,592,508
Accrued interest receivable	6,828	—	—	6,828	6,828

Financial liabilities:
Deposits	1,700,637	—	—	1,710,055	1,710,055
Borrowings	154,614	—	158,082	—	158,082
Accrued interest payable	808	—	—	808	808

On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	776	—	—	776	776
Forward loan sale commitments:
Liabilities	381	—	—	381	381

	December 31, 2011
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$156,685	$156,685	$—	$—	$156,685
Certificates of deposit	2,500	—	2,516	—	2,516
Securities available for sale	335,230	45,038	290,192	—	335,230
Federal Home Loan Bank stock	12,538	—	—	12,538	12,538
Loans and loans held for sale, net	1,345,493	—	—	1,382,972	1,382,972
Accrued interest receivable	7,282	—	—	7,282	7,282

Financial liabilities:
Deposits	1,604,488	—	—	1,613,792	1,613,792
Borrowings	131,450	—	135,619	—	135,619
Accrued interest payable	972	—	—	972	972

On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	536	—	—	536	536
Forward loan sale commitments:
Liabilities	28	—	—	28	28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets

Total assets increased $125.6 million, or 6.4%, to $2.100 billion at June 30, 2012 from $1.974 billion at December 31, 2011. Cash and cash equivalents decreased $32.1 million, or 20.5%, to $124.6 million at June 30, 2012 from $156.7 million at December 31, 2011. Securities available for sale decreased $36.5 million, or 10.9%, to $298.7 million at June 30, 2012 from $335.2 million at December 31, 2011. Net loans increased $196.5 million, or 14.7%, to $1.538 billion at June 30, 2012 from $1.341 billion at December 31, 2011. The net increase in loans for the six months ended June 30, 2012 was primarily due to increases of $62.3 million in commercial real estate loans, $68.9 million in construction loans and $40.1 million in commercial business loans.

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

Delinquencies

Total past due loans decreased $13.2 million, or 27.2%, to $35.4 million at June 30, 2012 from $48.7 million at December 31, 2011, reflecting decreases of $7.8 million in loans 90 days or more past due and $5.4 million in loans 30 to 89 days past due. Delinquent loans at June 30, 2012 included $23.3 million of loans acquired in the Mt. Washington merger, including $8.0 million that were 30 to 59 days past due, $3.5 million that were 60 to 89 days past due and $9.8 million that were 90 days or more past due. At June 30, 2012, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2012, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$18,899	$15,795
Multi-family	1,473	1,605
Home equity lines of credit	2,642	1,765
Commercial real estate	9,755	11,588
Construction	7,127	22,434

Total real estate loans	39,896	53,187
Commercial business loans	542	508

Total non-accrual loans	40,438	53,695
Foreclosed assets	3,012	3,853

Total non-performing assets	$43,450	$57,548

Non-performing loans to total loans	2.60%	3.97%
Non-performing loans to total assets	1.93%	2.72%
Non-performing assets to total assets	2.07%	2.91%

Non-performing loans declined $13.3 million to $40.4 million, or 2.60% of total loans outstanding at June 30, 2012, from $53.7 million, or 3.97% of total loans outstanding at December 31, 2011. Non-performing assets declined $14.1 million to $43.5 million, or 2.07% of total assets, at June 30, 2012, from $57.5 million, or 2.91% of total assets, at December 31, 2011. Non-performing assets at June 30, 2012 included $21.3 million of assets acquired in the Mt. Washington merger, comprised of $20.0 million of non-performing loans and $1.3 million of foreclosed real estate. Interest income that would have been recorded for the six months ended June 30, 2012 had nonaccruing loans been current according to their original terms amounted to $660,000.

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

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated.

	June 30, 2012	December 31, 2011
	(In thousands)
TDRs on accrual status:
One-to four-family	$1,788	$1,269
Multi-family	2,153	—
Home equity lines of credit	23	—
Construction	3,503	—

Total TDRs on accrual status	7,467	1,269

TDRs on non-accrual status:
One-to four-family	2,059	2,052
Commercial real estate	4,545	4,663
Construction	3,937	7,715

Total TDRs on non-accrual status	10,541	14,430

Total TDRs	$18,008	$15,699

The increase in one-to four-family TDRs on accrual was due to two residential loan modification and two one-to four-family TDRs that were returned to accrual status during the six months ended June 30, 2012. Modifications of one-to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for a specified period up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The increase in multi-family TDRs on accrual was due to one multi-family TDR which was returned to accrual status during the second quarter of 2012. The increase in construction TDRs was due to one construction TDR which was returned to accrual status. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions, such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at June 30, 2012 other than those already classified as non-performing, impaired or troubled debt restructurings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	June 30, 2012			December 31, 2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans
	(Dollars in thousands)

Real estate loans:
Residential real estate:
One-to four-family	$2,322	14.2%	28.4%	$1,861	14.3%	30.9%
Multi-family	1,452	8.9	11.6	1,361	10.4	13.0
Home equity lines of credit	164	1.0	4.0	245	1.9	4.5
Commercial real estate	7,137	43.9	38.0	6,980	53.4	39.0
Construction	3,594	22.1	10.4	1,430	11.0	6.9

Total real estate loans	14,669	90.1	92.4	11,877	91.0	94.3

Commercial business loans	1,511	9.3	7.2	1,061	8.1	5.3
Consumer	91	0.6	0.4	115	0.9	0.4

Total loans	$16,271	100.0%	100.0%	$13,053	100.0%	100.0%

Allowance to non-accrual loans	40.24%			24.31%
Allowance to total loans outstanding	1.05%			0.96%
Net charge-offs to average loans outstanding (annualized)	0.03%			0.06%

The Company’s provision for loan losses was $2.2 million for the quarter ended June 30, 2012 compared to $486,000 for the quarter ended June 30, 2011. For the six months ended June 30, 2012, the provision for loan losses was $3.4 million compared to $828,000 for the six months ended June 30, 2011. The changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. In addition, increases in the provision for loan losses were primarily due to growth in the commercial real estate, construction and commercial business loan categories for the second quarter and six months ended June 30, 2012 compared to the same periods in 2011. The allowance for loan losses was $16.3 million or 1.05% of total loans outstanding at June 30, 2012, compared to $13.1 million or 0.96% of total loans outstanding at December 31, 2011. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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

The Company had impaired loans totaling $44.2 million and $58.9 million as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, impaired loans totaling $5.8 million had a valuation allowance of $670,000. Impaired loans totaling $9.1 million had a valuation allowance of $490,000 at December 31, 2011. The Company’s average investment in impaired loans was $53.3 million and $42.5 million for the six months ended June 30, 2012 and 2011, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2012 and considered any probable loss in determining the allowance for loan losses.

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

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. At June 30, 2012, core deposits were 63.4% of total deposits. Total deposits increased $96.1 million, or 6.0%, to $1.701 billion at June 30, 2012 from $1.604 billion at December 31, 2011, reflecting net growth in core deposits of $120.8 million or 12.6%, to $1.079 billion.

The following table summarizes the period end balance and the composition of deposits:

	June 30, 2012		December 31, 2011
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$172,661	10.1%	$145,274	9.1%
NOW deposits	152,841	9.0	153,651	9.6
Money market deposits	519,875	30.6	445,868	27.8
Regular and other deposits	233,463	13.7	213,266	13.3
Certificates of deposit	621,797	36.6	646,429	40.2

Total	$1,700,637	100.0%	$1,604,488	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $23.2 million, or 17.6%, to $154.6 million at June 30, 2012 from $131.5 million at December 31, 2011, reflecting a $29.6 million increase in Federal Home Loan Bank of Boston advances partially offset by a $6.5 million decrease in short-term borrowings. At June 30, 2012 and December 31, 2011, Federal Home Loan Bank of Boston advances totaled $144.6 million and $114.9 million, respectively, with a weighted average rate of 2.05% and 2.61%, respectively. At June 30, 2012 and December 31, 2011, federal funds purchased totaled $10.1 million and $16.5 million, respectively, with a weighted average rate of 0.15% at the end of each of the periods. At June 30, 2012, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity

Total stockholders’ equity increased $8.8 million, or 4.0%, to $228.8 million at June 30, 2012, from $219.9 million at December 31, 2011. The increase for the six months ended June 30, 2012 was due primarily to $7.6 million in net income and a $1.5 million increase in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities, net of tax, partially offset by a $1.1 million increase in treasury stock resulting from the Company’s repurchase of 86,304 shares. Stockholders’ equity to assets was 10.89% at June 30, 2012, compared to 11.14% at December 31, 2011. Book value per share increased to $10.36 at June 30, 2012 from $9.93 at December 31, 2011. Tangible book value per share increased to $9.74 at June 30, 2012 from $9.31 at December 31, 2011. Market price per share increased $1.47, or 11.8%, to $13.92 at June 30, 2012 from $12.45 at December 31, 2011. At June 30, 2012, the Company and the Bank continued to exceed all regulatory capital requirements.

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

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/ Cost (5)	Average Balance	Interest	Yield/ Cost (5)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,497,772	$18,565	4.99%	$1,193,195	$16,237	5.46%
Securities and certificates of deposits	314,363	2,307	2.95	394,273	3,160	3.21
Other interest-earning assets (2)	106,994	96	0.36	190,240	144	0.30

Total interest-earning assets	1,919,129	20,968	4.39	1,777,708	19,541	4.41

Noninterest-earning assets	124,549			127,554

Total assets	$2,043,678			$1,905,262

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$145,731	162	0.45	$129,434	139	0.43
Money market deposits	502,438	1,058	0.85	363,043	872	0.96
Regular and other deposits	230,532	221	0.39	203,621	279	0.55
Certificates of deposit	620,740	2,376	1.54	706,260	3,326	1.89

Total interest-bearing deposits	1,499,441	3,817	1.02	1,402,358	4,616	1.32
Borrowings	140,651	756	2.16	148,454	791	2.14

Total interest-bearing liabilities	1,640,092	4,573	1.12	1,550,812	5,407	1.40

Noninterest-bearing demand deposits	162,520			119,346
Other noninterest-bearing liabilities	15,268			14,641

Total liabilities	1,817,880			1,684,799
Total stockholders’ equity	225,798			220,463

Total liabilities and stockholders’ equity	$2,043,678			$1,905,262

Net interest-earning assets	$279,037			$226,896

Net interest income		$16,395			$14,134

Interest rate spread (3)			3.27%			3.01%
Net interest margin (4)			3.44%			3.19%
Average interest-earning assets to average interest-bearing liabilities		117.01%			114.63%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,661,961	$3,817	0.92%	$1,521,704	$4,616	1.22%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,802,612	$4,573	1.02%	$1,670,158	$5,407	1.30%

(1)	Loans on non-accrual status are included in average balances.
(2)	Includes Federal Home Loan Bank stock and associated dividends.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Annualized.

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/ Cost (5)	Average Balance	Interest	Yield/ Cost (5)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,443,848	$36,553	5.09%	$1,193,679	$32,797	5.54%
Securities and certificates of deposits	319,031	4,875	3.07	383,668	6,517	3.43
Other interest-earning assets (2)	127,976	177	0.28	178,605	238	0.27

Total interest-earning assets	1,890,855	41,605	4.42	1,755,952	39,552	4.54

Noninterest-earning assets	128,023			125,521

Total assets	$2,018,878			$1,881,473

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$143,705	326	0.46	$129,233	288	0.45
Money market deposits	481,276	2,018	0.84	349,978	1,739	1.00
Regular and other deposits	224,466	430	0.39	199,607	539	0.54
Certificates of deposit	632,120	5,046	1.61	702,714	6,623	1.90

Total interest-bearing deposits	1,481,567	7,820	1.06	1,381,532	9,189	1.34
Borrowings	137,640	1,539	2.25	152,281	1,680	2.22

Total interest-bearing liabilities	1,619,207	9,359	1.16	1,533,813	10,869	1.43

Noninterest-bearing demand deposits	158,064			116,294
Other noninterest-bearing liabilities	16,109			12,076

Total liabilities	1,793,380			1,662,183
Total stockholders’ equity	225,498			219,290

Total liabilities and stockholders’ equity	$2,018,878			$1,881,473

Net interest-earning assets	$271,648			$222,139

Net interest income		$32,246			$28,683

Interest rate spread (3)			3.26%			3.11%
Net interest margin (4)			3.43%			3.29%
Average interest-earning assets to average interest-bearing liabilities		116.78%			114.48%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,639,631	$7,820	0.96%	$1,497,826	$9,189	1.24%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,777,271	$9,359	1.06%	$1,650,107	$10,869	1.33%

(1)	Loans on non-accrual status are included in average balances.
(2)	Includes Federal Home Loan Bank stock and associated dividends.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Annualized.

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

	Three Months Ended June 30, 2012 Compared to 2011 Increase (Decrease)			Six Months Ended June 30, 2012 Compared to 2011 Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	$3,833	$(1,505)	$2,328	$6,555	$(2,799)	$3,756
Securities and certificates of deposits	(608)	(245)	(853)	(1,019)	(623)	(1,642)
Other interest-earning assets	(71)	23	(48)	(69)	8	(61)

Total	3,154	(1,727)	1,427	5,467	(3,414)	2,053

Interest Expense:
Deposits	(23)	(776)	(799)	61	(1,430)	(1,369)
Borrowings	(43)	8	(35)	(159)	18	(141)

Total	(66)	(768)	(834)	(98)	(1,412)	(1,510)

Change in net interest income	$3,220	$(959)	$2,261	$5,565	$(2,002)	$3,563

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

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

The Company recorded net income of $5.4 million, or $0.25 per diluted share, for the quarter ended June 30, 2012 compared to $4.2 million, or $0.19 per diluted share, for the quarter ended June 30, 2011. Income before income tax expense increased $1.5 million to $8.1 million, the net result of increases in net interest income of $2.3 million and non-interest income of $3.3 million, partially offset by increases in the provision for loan losses of $1.7 million and non-interest expenses of $2.3 million.

During the quarter ended June 30, 2012, the Company recognized a pre-tax gain of $4.8 million on completion of the sale of its investment in Hampshire First Bank, which was 43% owned by the Company, to NBT Bancorp, Inc. (“NBTB”) and NBT Bank, N.A. on June 8, 2012. On an after-tax basis, this gain increased net income by $2.9 million, or $0.13 per diluted share, for the quarter and six months ended June 30, 2012. The Company received $6.6 million of cash and 547,481 NBTB shares totaling $11.1 million as proceeds from the sale.

For the six months ended June 30, 2012, net income was $7.6 million, or $0.35 per diluted share compared to $7.4 million, or $0.33 per diluted share, for the six months ended June 30, 2011. Income before income tax expense decreased $347,000 to $11.3 million, the net result of increases in the provision for loan losses of $2.6 million and non-interest expenses of $4.9 million partially offset by increases in net interest income of $3.6 million and non-interest income of $3.6 million,.

The Company’s return on average assets was 1.07% for the quarter ended June 30, 2012 compared to 0.87% for the quarter ended June 30, 2011. For the six months ended June 30, 2012, the Company’s return on average assets was 0.75% compared to 0.78% for the six months ended June 30, 2011.

The Company’s return on average equity was 9.65% for the quarter ended June 30, 2012 compared to 7.56% for the quarter ended June 30, 2011. For the six months ended June 30, 2012, the Company’s return on average equity was 6.74% compared to 6.73% for the six months ended June 30, 2011.

Net Interest Income

Net interest income increased $2.3 million, or 16.0%, to $16.4 million for the quarter ended June 30, 2012 from $14.1 million for the quarter ended June 30, 2011. The net interest rate spread and net interest margin were 3.27% and 3.44%, respectively, for the quarter ended June 30, 2012 compared to 3.01% and 3.19%, respectively, for the quarter ended June 30, 2011. For the six months ended June 30, 2012, net interest income increased $3.6 million, or 12.4%, to $32.2 million from $28.7 million for the six months ended June 30, 2011. The net interest rate spread and net interest margin were 3.26% and 3.43%, respectively, for the six months ended June 30, 2012 compared to 3.11% and 3.29%, respectively, for the six months ended June 30, 2011. The increases in net interest income were due primarily to strong loan growth along with declines in the cost of funds for the second quarter and six months ended June 30, 2012 compared to the same periods in 2011.

The average balance of the Company’s loan portfolio increased $304.6 million, or 25.5%, to $1.498 billion, which was partially offset by the decline in the yield on loans of 47 basis points to 4.99% for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The Company’s cost of total deposits declined 30 basis points to 0.92%, which was partially offset by the increase in the average balance of total deposits of $140.3 million, or 9.2%, to $1.662 billion for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The Company’s yield on interest-earning assets declined two basis points to 4.39% for the quarter ended June 30, 2012 compared to 4.41% for the quarter ended June 30, 2011, while the cost of funds declined 28 basis points to 1.02% for the quarter ended June 30, 2012 compared to 1.30% for the quarter ended June 30, 2011.

Provision for Loan Losses

The Company’s provision for loan losses was $2.2 million for the quarter ended June 30, 2012 compared to $486,000 for the quarter ended June 30, 2011. For the six months ended June 30, 2012, the provision for loan losses was $3.4 million compared to $828,000 for the six months ended June 30, 2011. Increases in the provision for loan losses were primarily due to growth in the commercial real estate, construction and commercial business loan categories for the second quarter and six months ended June 30, 2012 compared to the same periods in 2011. The allowance for loan losses was $16.3 million or 1.05% of total loans outstanding at June 30, 2012, compared to $13.1 million or 0.96% of total loans outstanding at December 31, 2011. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $3.3 million, or 60.8%, to $8.7 million for the quarter ended June 30, 2012 from $5.4 million for the quarter ended June 30, 2011, primarily due to the $4.8 million gain on sale of the Hampshire First Bank affiliate and an increase of $368,000 in mortgage banking gains, net, partially offset by decreases of $1.7 million in gain on sales of securities, net, and $266,000 in equity income from the Hampshire First Bank affiliate. For the six months ended June 30, 2012, non-interest income increased $3.6 million, or 40.8%, to $12.6 million from $8.9 million for the six months ended June 30, 2011, primarily due to the gain on sale of the Hampshire First Bank affiliate and an increase of $557,000 in mortgage banking gains, net, partially offset by decreases of $1.4 million in gain on sales of securities, net, and $508,000 in equity income from the Hampshire First Bank affiliate.

Non-Interest Expenses

Non-interest expenses increased $2.3 million, or 18.5%, to $14.8 million for the quarter ended June 30, 2012 from $12.5 million for the quarter ended June 30, 2011, primarily due to increases of $1.6 million in salaries and employee benefits and $730,000 in other non-interest expenses. For the six months ended June 30, 2012, non-interest expenses increased $4.9 million, or 19.7%, to $30.1 million from $25.1 million for the six months ended June 30, 2011, primarily due to increases of $3.8 million in salaries and employee benefits and $1.2 million in other non-interest expenses. The increases in non-interest expenses were primarily associated with the new branches opened and costs associated with the expansion of residential and commercial lending capacity in the past year. The Company’s efficiency ratio was 77.98% for the quarter ended June 30, 2012, excluding the gain on sale of the Hampshire First Bank affiliate, compared to 75.23% for the quarter ended June 30, 2011. For the six months ended June 30, 2012, the efficiency ratio was 79.88%, excluding the gain on sale of the Hampshire First Bank affiliate, compared to 74.31% for the six months ended June 30, 2011.

Provision for Income Taxes

The Company recorded a provision for income taxes of $2.6 million for the quarter ended June 30, 2012, reflecting an effective tax rate of 32.6%, compared to $2.4 million, or 36.4%, for the quarter ended June 30, 2011. For the six months ended June 30, 2012, the provision for income taxes was $3.7 million, reflecting an effective tax rate of 32.7%, compared to $4.3 million, or 36.7%, for the six months ended June 30, 2011. The changes in the income tax provision were primarily due to the changes in pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $124.6 million. In addition, at June 30, 2012, we had $61.8 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On June 30, 2012, we had $144.6 million of advances outstanding.

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

Capital Management

Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, both the Company and the Bank exceeded all of their respective regulatory capital requirements.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012
Total Capital (to Risk Weighted Assets):
Company	$228,152	12.8%	$142,683	8.0%	N/A	N/A
Bank	185,953	10.6	140,149	8.0	$175,186	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	209,498	11.7	71,342	4.0	N/A	N/A
Bank	167,611	9.6	70,074	4.0	105,112	6.0

Tier 1 Capital (to Average Assets):
Company	209,498	10.4	80,712	4.0	N/A	N/A
Bank	167,611	8.4	79,574	4.0	99,468	5.0

December 31, 2011
Total Capital (to Risk Weighted Assets):
Company	$217,156	13.7%	$127,244	8.0%	N/A	N/A
Bank	177,602	11.4	125,028	8.0	$156,285	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	202,219	12.7	63,622	4.0	N/A	N/A
Bank	162,661	10.4	62,514	4.0	93,771	6.0

Tier 1 Capital (to Average Assets):
Company	202,219	10.4	77,525	4.0	N/A	N/A
Bank	162,661	8.5	76,328	4.0	95,410	5.0

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

In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. As of June 30, 2012, the Company had repurchased 195,366 shares of its stock at an average price of $12.83 per share as included in treasury stock, or 21.6% of the shares authorized for repurchase under the Company’s fourth stock repurchase program. The Company has repurchased 1,599,294 shares since December 2008.

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

For the six months ended June 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at July 1, 2012 through June 30, 2013.

	Net Interest Income
Increase (Decrease) in Market Interest Rates	Amount	Change	Percent
	(Dollars in thousands)
300	$57,336	$(4,732)	(7.62)%
Flat	62,068
-50	63,087	1,019	1.64

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in our 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012, which is available through the SEC’s website at www.sec.gov. As of June 30, 2012, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2012	2,300	$13.61	2,300	782,535
May 1 - 31, 2012	48,677	$13.36	48,677	733,858
June 1 - 30, 2012	25,000	$13.03	25,000	708,858

Total	75,977	$13.26	75,977	708,858

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	[Reserved]
10.9	[Reserved]
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.
**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.
****	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)

Dated: August 9, 2012	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)