Form 10-Q
period 2012-09-30
MERIDIAN INTERSTATE BANCORP INC
filed 2012-11-09
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 2, 2012, the registrant had 22,132,621 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Cash and due from banks	$177,449	$156,622
Federal funds sold	63	63

Total cash and cash equivalents	177,512	156,685
Certificates of deposit - affiliate bank	—	2,500
Securities available for sale, at fair value	274,804	335,230
Federal Home Loan Bank stock, at cost	12,064	12,538
Loans held for sale	23,262	4,192

Loans	1,643,761	1,354,354
Less allowance for loan losses	(18,622)	(13,053)

Loans, net	1,625,139	1,341,301
Bank-owned life insurance	35,942	35,050
Foreclosed real estate, net	2,487	3,853
Investment in affiliate bank	—	12,607
Premises and equipment, net	38,291	36,991
Accrued interest receivable	6,466	7,282
Prepaid deposit insurance	49	1,257
Deferred tax asset, net	6,069	7,434
Goodwill	13,687	13,687
Other assets	3,634	3,773

Total assets	$2,219,406	$1,974,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$192,019	$145,274
Interest-bearing	1,604,832	1,459,214

Total deposits	1,796,851	1,604,488
Short-term borrowings - affiliate bank	—	6,471
Short-term borrowings - other	10,067	10,056
Long-term debt	161,784	114,923
Accrued expenses and other liabilities	18,026	18,498

Total liabilities	1,986,728	1,754,436

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	98,198	97,669
Retained earnings	144,850	134,533
Accumulated other comprehensive income	6,227	3,985
Treasury stock, at cost, 667,395 and 584,881 shares at September 30, 2012 and December 31, 2011, respectively	(8,411)	(7,317)
Unearned compensation - ESOP, 631,350 and 662,400 shares at September 30, 2012 and December 31, 2011, respectively	(6,313)	(6,624)
Unearned compensation - restricted shares, 256,740 and 265,710 at September 30, 2012 and December 31, 2011, respectively	(1,873)	(2,302)

Total stockholders’ equity	232,678	219,944

Total liabilities and stockholders’ equity	$2,219,406	$1,974,380

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$19,139	$16,543	$55,692	$49,340
Interest on debt securities	1,574	2,610	5,778	8,611
Dividends on equity securities	389	249	1,042	748
Interest on certificates of deposit	8	8	26	25
Interest on other interest-earning assets	55	104	184	306
Other interest and dividend income	16	8	64	44

Total interest and dividend income	21,181	19,522	62,786	59,074

Interest expense:
Interest on deposits	3,905	4,426	11,725	13,615
Interest on short-term borrowings	4	9	13	32
Interest on long-term debt	833	769	2,363	2,426

Total interest expense	4,742	5,204	14,101	16,073

Net interest income	16,439	14,318	48,685	43,001
Provision for loan losses	2,344	1,563	5,778	2,391

Net interest income, after provision for loan losses	14,095	12,755	42,907	40,610

Non-interest income:
Customer service fees	1,834	1,401	4,918	4,196
Loan fees	51	160	290	437
Mortgage banking gains, net	750	873	1,912	1,478
Gain on sales of securities, net	1,602	467	3,944	4,256
Income from bank-owned life insurance	296	304	892	919
Equity income on investment in affiliate bank	—	314	310	1,132
Gain on sale of investment in affiliate bank	—	—	4,819	—
Other income	6	2	7	17

Total non-interest income	4,539	3,521	17,092	12,435

Non-interest expenses:
Salaries and employee benefits	8,644	7,669	26,587	21,828
Occupancy and equipment	1,882	1,765	5,977	5,850
Data processing	896	729	2,585	2,189
Marketing and advertising	557	551	1,766	1,632
Professional services	727	548	2,430	1,989
Foreclosed real estate	208	30	494	130
Deposit insurance	427	211	1,298	1,469
Other general and administrative	1,025	759	3,294	2,297

Total non-interest expenses	14,366	12,262	44,431	37,384

Income before income taxes	4,268	4,014	15,568	15,661
Provision for income taxes	1,554	1,384	5,251	5,655

Net income	$2,714	$2,630	$10,317	$10,006

Income per share:
Basic	$0.13	$0.12	$0.48	$0.46
Diluted	$0.12	$0.12	$0.47	$0.46
Weighted average shares:
Basic	21,606,540	21,721,219	21,633,654	21,851,237
Diluted	21,871,578	21,843,081	21,835,894	21,976,728

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Net income	$2,714	$2,630	$10,317	$10,006

Other comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on securities available for sale	2,815	(5,680)	7,596	(3,453)
Reclassification adjustments for gain realized in income	(1,602)	(467)	(3,944)	(4,256)

Unrealized gain (loss)	1,213	(6,147)	3,652	(7,709)
Tax effect	(471)	2,493	(1,410)	3,085

Total other comprehensive income (loss)	742	(3,654)	2,242	(4,624)

Total comprehensive income (loss)	$3,456	$(1,024)	$12,559	$5,382

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Shares of Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2011
Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611
Net income	—	—	10,006	—	—	—	—	10,006
Other comprehensive loss	—	—	—	(4,624)	—	—	—	(4,624)
Purchase of treasury stock	(360,801)	—	—	—	(4,799)	—	—	(4,799)
ESOP shares earned (31,050 shares)	—	91	—	—	—	311	—	402
Share-based compensation expense	8,610	403	—	—	—	—	396	799

Balance at September 30, 2011	22,128,686	$97,499	$132,569	$3,414	$(6,920)	$(6,727)	$(2,440)	$217,395

Nine Months Ended September 30, 2012
Balance at December 31, 2011	22,149,409	$97,669	$134,533	$3,985	$(7,317)	$(6,624)	$(2,302)	$219,944
Net income	—	—	10,317	—	—	—	—	10,317
Other comprehensive income	—	—	—	2,242	—	—	—	2,242
Stock option exercise	3,790	(39)	—	—	47	—	—	8
Purchase of treasury stock	(86,304)	—	—	—	(1,141)	—	—	(1,141)
ESOP shares earned (31,050 shares)	—	122	—	—	—	311	—	433
Share-based compensation expense	8,970	446	—	—	—	—	429	875

Balance at September 30, 2012	22,075,865	$98,198	$144,850	$6,227	$(8,411)	$(6,313)	$(1,873)	$232,678

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$10,317	$10,006
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of acquisition fair value adjustments	(380)	(1,435)
Earned ESOP shares	433	402
Provision for loan losses	5,778	2,391
Amortization of net deferred loan origination costs	20	250
Net amortization of securities available for sale	177	501
Depreciation and amortization expense	1,600	1,764
Gain on sales of securities, net	(3,944)	(4,256)
Loss (gain) and provision for foreclosed real estate, net	310	(130)
Deferred income tax (benefit) provision	(45)	166
Income from bank-owned life insurance	(892)	(919)
Equity income on investment in affiliate bank	(310)	(1,132)
Gain on sale of investment in affiliate bank	(4,819)	—
Share-based compensation expense	875	799
Net changes in:
Loans held for sale	(19,070)	7,122
Accrued interest receivable	816	744
Prepaid deposit insurance	1,208	1,373
Other assets	139	3,660
Accrued expenses and other liabilities	(472)	11,513

Net cash (used in) provided by operating activities	(8,259)	32,819

Cash flows from investing activities:
Purchases of certificates of deposit	—	(2,500)
Maturities of certificates of deposit	2,500	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	140,124	124,597
(Purchase) redemption of mutual funds, net	(6,300)	4,705
Proceeds from sales	31,988	41,274
Purchases	(86,756)	(152,810)
Proceeds from sale of investment in affiliate bank	6,600	—
Redemption of Federal Home Loan Bank stock	474	—
Loans originated, net of principal payments received	(290,273)	(65,433)
Purchases of premises and equipment	(2,838)	(3,077)
Capitalized costs on foreclosed real estate	—	(42)
Proceeds from sales of foreclosed real estate	1,410	1,993

Net cash used in investing activities	(203,071)	(51,293)

(continued)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	192,390	111,446
Net change in borrowings with maturities less than three months	(6,459)	5,534
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	90,000	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(42,641)	(20,000)
Stock option exercise	8	—
Purchase of treasury stock	(1,141)	(4,799)

Net cash provided by financing activities	232,157	92,181

Net change in cash and cash equivalents	20,827	73,707
Cash and cash equivalents at beginning of period	156,685	155,493

Cash and cash equivalents at end of period	$177,512	$229,200

Supplemental cash flow information:
Interest paid on deposits	$11,860	$14,197
Interest paid on borrowings	2,935	3,516
Income taxes paid, net of refunds	4,911	1,969
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	354	1,425
Receipt of common stock from sale of investment in affiliate bank	11,136	—

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc. and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”), a 59.6%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company. The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”). The Company held a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which was accounted for using the equity method. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBTB”) and NBT Bank, N.A. The merger of Hampshire First Bank into NBT Bank, N.A. was completed on June 8, 2012, with the Company recognizing a pre-tax gain of $4.8 million and receiving $6.6 million of cash and 547,481 NBTB shares totaling $11.1 million as proceeds from the sale.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in ASU 2011-04 are to be applied prospectively. The Company adopted ASU 2011-04 during the first quarter of 2012 resulting in additional disclosures – see Note 7.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-05 amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The Company adopted ASU 2011-05 during the first quarter of 2012 resulting in an additional financial statement – see Consolidated Statements of Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350); Testing Indefinite –Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill. This amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that is “more likely than not” that the asset is impaired. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$2,714	$2,630	$10,317	$10,006

Average number of common shares outstanding	21,437,150	21,503,138	21,463,122	21,638,677
Effect of unvested stock awards	169,390	218,081	170,532	212,560

Basic weighted average shares outstanding	21,606,540	21,721,219	21,633,654	21,851,237
Effect of dilutive stock options	265,038	121,862	202,240	125,491

Diluted weighted average shares outstanding	21,871,578	21,843,081	21,835,894	21,976,728

Earnings per share:
Basic	$0.13	$0.12	$0.48	$0.46
Diluted	$0.12	$0.12	$0.47	$0.46

Options for the exercise of 63,600 and 36,500 shares for the three months ended September 30, 2012 and 2011, respectively, and options for the exercise of 64,433 and 21,833 shares for the nine months ended September 30, 2012 and 2011, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4. SECURITIES

The following table sets forth the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2012
Debt securities:
Corporate bonds:
Financial services	$76,034	$2,463	$(204)	$78,293
Industry and manufacturing	20,854	583	(13)	21,424
Consumer products and services	14,267	541	—	14,808
Technology	5,007	30	—	5,037
Healthcare	12,553	587	—	13,140
Other	1,019	70	—	1,089

Total corporate bonds	129,734	4,274	(217)	133,791
Government-sponsored enterprises	47,807	140	—	47,947
Municipal bonds	7,238	236	—	7,474
Residential mortgage-backed securities:
Government-sponsored enterprises	19,140	1,235	(1)	20,374
Private label	3,406	149	(15)	3,540

Total debt securities	207,325	6,034	(233)	213,126

Marketable equity securities:
Common stocks:
Financial services	11,484	996	(156)	12,324
Industry and manufacturing	9,749	1,871	(259)	11,361
Consumer products and services	11,758	1,642	(37)	13,363
Technology	1,420	112	(20)	1,512
Healthcare	2,941	698	—	3,639
Other	3,428	711	—	4,139

Total common stocks	40,780	6,030	(472)	46,338
Money market mutual funds	15,349	—	(9)	15,340

Total marketable equity securities	56,129	6,030	(481)	61,678

Total securities available for sale	$263,454	$12,064	$(714)	$274,804

December 31, 2011
Debt securities:
Corporate bonds:
Financial services	$75,235	$871	$(2,012)	$74,094
Industry and manufacturing	27,023	911	(11)	27,923
Consumer products and services	26,087	1,092	(15)	27,164
Technology	12,762	177	(22)	12,917
Healthcare	20,104	885	—	20,989
Other	2,535	82	—	2,617

Total corporate bonds	163,746	4,018	(2,060)	165,704
Government-sponsored enterprises	82,898	299	(2)	83,195
Municipal bonds	7,401	173	—	7,574
Residential mortgage-backed securities:
Government-sponsored enterprises	25,296	1,369	(1)	26,664
Private label	7,322	77	(344)	7,055

Total debt securities	286,663	5,936	(2,407)	290,192

Marketable equity securities:
Common stocks:
Financial services	4,808	304	(547)	4,565
Industry and manufacturing	5,215	862	(36)	6,041
Consumer products and services	13,553	1,812	(113)	15,252
Technology	2,479	687	(23)	3,143
Healthcare	2,461	432	—	2,893
Other	3,304	809	—	4,113

Total common stocks	31,820	4,906	(719)	36,007
Money market mutual funds	9,049	—	(18)	9,031

Total marketable equity securities	40,869	4,906	(737)	45,038

Total securities available for sale	$327,532	$10,842	$(3,144)	$335,230

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2012 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
				(In thousands)
Corporate bonds:
Financial services	$2,292	$2,357	$67,159	$69,128	$6,583	$6,808	$76,034	$78,293
Industry and manufacturing	5,006	5,032	15,848	16,392	—	—	20,854	21,424
Consumer products and services	993	1,027	13,274	13,781	—	—	14,267	14,808
Technology	2,500	2,507	2,507	2,530	—	—	5,007	5,037
Healthcare	1,504	1,536	11,049	11,604	—	—	12,553	13,140
Other	—	—	1,019	1,089	—	—	1,019	1,089

Total corporate bonds	12,295	12,459	110,856	114,524	6,583	6,808	129,734	133,791
Government-sponsored enterprises	57	57	4,109	4,121	43,641	43,769	47,807	47,947
Municipal bonds	—	—	5,838	5,991	1,400	1,483	7,238	7,474
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	5	5	19,135	20,369	19,140	20,374
Private label	—	—	—	—	3,406	3,540	3,406	3,540

Total	$12,352	$12,516	$120,808	$124,641	$74,165	$75,969	$207,325	$213,126

For the three months ended September 30, 2012 and 2011, proceeds from sales of securities available for sale amounted to $15.6 million and $10.0 million, respectively. Gross gains of $1.6 million and $467,000 and gross losses of $2,000 and $0, respectively, were realized on those sales. For the nine months ended September 30, 2012 and 2011, proceeds from sales of securities available for sale amounted to $32.0 million and $41.3 million, respectively. Gross gains of $4.0 million and $4.4 million and gross losses of $100,000 and $131,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of September 30, 2012 and December 31, 2011, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2012
Debt securities:
Corporate bonds:
Financial services	$74	$8,345	$130	$5,837
Industry and manufacturing	13	987	—	—

Total corporate bonds	87	9,332	130	5,837
Residential mortgage-backed securities:
Government-sponsored enterprises	1	9	—	—
Private label	—	—	15	351

Total debt securities	88	9,341	145	6,188

Marketable equity securities:
Common stocks:
Financial services	66	918	90	993
Industry and manufacturing	259	2,524	—	—
Consumer products and services	37	901	—	—
Technology	20	318	—	—

Total common stocks	382	4,661	90	993
Money market mutual funds	—	—	9	1,009

Total marketable equity securities	382	4,661	99	2,002

Total temporarily impaired securities	$470	$14,002	$244	$8,190

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
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

The Company determined no securities were other-than-temporarily impaired for the nine months ended September 30, 2012. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of September 30, 2012, the net unrealized gain on the total debt securities portfolio was $5.8 million. At September 30, 2012, 12 debt securities had unrealized losses with aggregate depreciation of 1.5% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

As of September 30, 2012, the net unrealized gain on the total marketable equity portfolio was $5.5 million. At September 30, 2012, 18 marketable equity securities have unrealized losses with aggregate depreciation of 6.7% from the Company’s cost basis. One equity security had a market value decline of 25.0% or more for less than twelve months, with net unrealized losses of $88,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$450,126	27.4%	$417,889	30.9%
Multi-family	184,933	11.3	176,668	13.0
Home equity lines of credit	61,141	3.7	60,989	4.5
Commercial real estate	615,160	37.4	528,585	39.0
Construction	190,466	11.6	93,158	6.9

Total real estate loans	1,501,826	91.4	1,277,289	94.3
Commercial business loans	135,576	8.2	71,544	5.3
Consumer	6,269	0.4	5,195	0.4

Total loans	1,643,671	100.0%	1,354,028	100.0%

Allowance for loan losses	(18,622)		(13,053)
Net deferred loan origination costs	90		326

Loans, net	$1,625,139		$1,341,301

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2012 and December 31, 2011, the Company was servicing loans for participants aggregating $39.4 million and $25.6 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	September 30,	December 31,
	2012	2011
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$7,624	$7,754
Multi-family	1,286	1,862
Home equity lines of credit	570	624
Commercial real estate	1,651	3,265
Construction	—	1,588

Total real estate loans	11,131	15,093

Commercial business loans	78	90
Consumer	4	4

	82	94

Outstanding principal balance	11,213	15,187
Discount	(2,606)	(3,167)

Carrying amount	$8,607	$12,020

A rollforward of accretable yield follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$1,144	$—	$1,181	$—
Accretion	—	—	(37)	—
Disposals	(90)	—	(90)	—

Ending balance	$1,054	$—	$1,054	$—

An analysis of the allowance for loan losses and related information follows:

	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
	For the Three Months Ended September 30, 2012
Beginning balance	$2,322	$1,452	$164	$7,137	$3,594	$1,511	$91	$—	$16,271
Provision for loan loss	264	85	92	286	940	629	48	—	2,344
Charge-offs	(47)	—	—	—	(1)	—	(32)	—	(80)
Recoveries	72	—	—	—	7	4	4	—	87

Ending balance	$2,611	$1,537	$256	$7,423	$4,540	$2,144	$111	$—	$18,622

	For the Nine Months Ended September 30, 2012
Beginning balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053
Provision for loan loss	914	248	63	225	3,171	1,075	82	—	5,778
Charge-offs	(414)	(72)	(52)	(9)	(299)	—	(107)	—	(953)
Recoveries	250	—	—	227	238	8	21	—	744

Ending balance	$2,611	$1,537	$256	$7,423	$4,540	$2,144	$111	$—	$18,622

	At September 30,2012
Amount of allowance for loan losses for loans deemed to be impaired	$210	$44	$—	$11	$779	$158	$—	$—	$1,202
Amount of allowance for loan losses for loans not deemed to be impaired	2,401	1,493	256	7,412	3,761	1,986	111	—	17,420

	$2,611	$1,537	$256	$7,423	$4,540	$2,144	$111	$—	$18,622

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$100	$—	$—	$9	$—	$4	$—	$—	$113

Loans deemed to be impaired	$4,498	$3,254	$22	$10,888	$22,875	$1,118	$—	$—	$42,655
Loans not deemed to be impaired	445,628	181,679	61,119	604,272	167,591	134,458	6,269	—	1,601,016

	$450,126	$184,933	$61,141	$615,160	$190,466	$135,576	$6,269	$—	$1,643,671

	For the Three Months Ended September 30, 2011
Beginning balance	$1,248	$1,382	$175	$5,993	$1,449	$538	$76	$—	$10,861
Provision for loan loss	332	53	82	465	394	214	23	—	1,563
Charge-offs	—	—	—	(75)	(444)	—	(37)	—	(556)
Recoveries	47	—	3	3	200	—	9	—	262

Ending balance	$1,627	$1,435	$260	$6,386	$1,599	$752	$71	$—	$12,130

	For the Nine Months Ended September 30, 2011
Beginning balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision (credit) for loan loss	532	354	56	1,284	(258)	337	86	—	2,391
Charge-offs	(135)	—	(27)	(149)	(675)	(33)	(85)	—	(1,104)
Recoveries	100	43	4	13	490	—	38	—	688

Ending balance	$1,627	$1,435	$260	$6,386	$1,599	$752	$71	$—	$12,130

	At September 30, 2011
Amount of allowance for loan losses for loans deemed to be impaired	$85	$—	$8	$257	$—	$107	$—	$—	$457
Amount of allowance for loan losses for loans not deemed to be impaired	1,542	1,435	252	6,129	1,599	645	71	—	11,673

	$1,627	$1,435	$260	$6,386	$1,599	$752	$71	$—	$12,130

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$3,890	$4,188	$124	$13,083	$32,039	$1,554	$—	$—	$54,878
Loans not deemed to be impaired	399,172	173,567	64,123	450,491	65,500	34,031	5,024	—	1,191,908

	$403,062	$177,755	$64,247	$463,574	$97,539	$35,585	$5,024	$—	$1,246,786

	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	At December 31, 2011
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$211	$44	$8	$220	$3	$4	$—	$—	$490
Amount of allowance for loan losses for loans not deemed to be impaired	1,650	1,317	237	6,760	1,427	1,057	115	—	12,563

	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$79	$44	$—	$—	$3	$—	$—	$—	$126

Loans deemed to be impaired	$5,352	$5,257	$124	$12,739	$34,265	$1,115	$—	$—	$58,852
Loans not deemed to be impaired	412,537	171,411	60,865	515,846	58,893	70,429	5,195	—	1,295,176

	$417,889	$176,668	$60,989	$528,585	$93,158	$71,544	$5,195	$—	$1,354,028

The following table provides information about the Company’s past due and non-accrual loans at the dates indicated.

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$6,315	$2,002	$8,824	$17,141	$19,224
Multi-family	—	7	840	847	1,460
Home equity lines of credit	1,255	306	703	2,264	2,525
Commercial real estate	1,104	—	4,706	5,810	9,230
Construction	1,246	—	7,778	9,024	7,778

Total real estate loans	9,920	2,315	22,851	35,086	40,217
Commercial business loans	410	—	291	701	525
Consumer	313	197	—	510	—

Total	$10,643	$2,512	$23,142	$36,297	$40,742

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$5,399	$2,652	$6,204	$14,255	$15,795
Multi-family	2,350	659	436	3,445	1,605
Home equity lines of credit	1,695	552	892	3,139	1,765
Commercial real estate	3,834	—	3,641	7,475	11,588
Construction	475	2,511	16,316	19,302	22,434

Total real estate loans	13,753	6,374	27,489	47,616	53,187
Commercial business loans	51	5	266	322	508
Consumer	510	210	—	720	—

Total	$14,314	$6,589	$27,755	$48,658	$53,695

At September 30, 2012 and December 31, 2011, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at September 30, 2012 and December 31, 2011 included $2.6 million and $5.2 million of loans acquired with evidence of credit deterioration. At September 30, 2012 and December 31, 2011, non-accrual loans included $4.2 million and $6.8 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans at the dates and for the periods indicated.

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
			(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$2,045	$2,254	$—	$3,542	$4,044	$—
Multi-family	1,862	2,482	—	4,821	4,849	—
Home equity lines of credit	22	22	—	100	100	—
Commercial real estate	8,307	8,381	—	7,624	7,988	—
Construction	20,156	21,149	—	33,110	34,193	—
Commercial business loans	264	365	—	514	617	—

Total	32,656	34,653	—	49,711	51,791	—

Impaired loans with a valuation allowance:
One-to four-family	2,453	2,554	210	1,810	1,960	211
Multi-family	1,392	1,392	44	436	482	44
Home equity lines of credit	—	—	—	24	24	8
Commercial real estate	2,581	2,581	11	5,115	5,115	220
Construction	2,719	2,913	779	1,155	1,740	3
Commercial business loans	854	854	158	601	601	4

Total	9,999	10,294	1,202	9,141	9,922	490

Total impaired loans	$42,655	$44,947	$1,202	$58,852	$61,713	$490

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$2,049	$33	$24	$2,738	$42	$37
Multi-family	3,068	55	51	4,175	39	78
Home equity lines of credit	23	—	—	100	2	—
Commercial real estate	8,170	158	92	6,545	213	188
Construction	20,164	317	147	26,477	798	618
Commercial business loans	273	7	5	543	10	6

Total	33,747	570	319	40,578	1,104	927

Impaired loans with a valuation allowance:
One-to four-family	2,457	20	20	1,159	16	10
Multi-family	1,394	29	29	—	—	—
Home equity lines of credit	—	—	—	24	—	—
Commercial real estate	2,581	39	—	5,168	84	49
Construction	2,719	76	9	—	—	—
Commercial business loans	856	15	11	503	54	44

Total	10,007	179	69	6,854	154	103

Total impaired loans	$43,754	$749	$388	$47,432	$1,258	$1,030

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$2,229	$110	$83	$2,619	$127	$119
Multi-family	4,240	275	254	3,437	222	254
Home equity lines of credit	23	1	1	100	5	4
Commercial real estate	8,820	478	341	4,020	374	336
Construction	25,784	1,207	666	21,748	1,474	975
Commercial business loans	256	21	16	290	30	18

Total	41,352	2,092	1,361	32,214	2,232	1,706

Impaired loans with a valuation allowance:
One-to four-family	2,140	76	63	1,052	47	32
Multi-family	1,047	87	87	—	—	—
Home equity lines of credit	—	—	—	24	1	1
Commercial real estate	2,581	117	—	5,208	243	142
Construction	2,917	237	37	—	—	—
Commercial business loans	860	47	40	251	54	44

Total	9,545	564	227	6,535	345	219

Total impaired loans	$50,897	$2,656	$1,588	$38,749	$2,577	$1,925

At September 30, 2012, additional funds of $2.1 million are committed to be advanced in connection with impaired construction loans.

The following is a summary of troubled debt restructurings for the periods indicated.

	Three Months Ended September 30,
	2012			2011
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One-to four-family	2	$582	$582	5	$1,287	$1,287

Total	2	$582	$582	5	$1,287	$1,287

	Nine Months Ended September 30,
	2012			2011
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One-to four-family	6	$1,433	$1,433	7	$1,863	$1,863
Commercial real estate	—	—	—	1	3,450	3,450
Construction	—	—	—	2	2,237	2,237

Total	6	$1,433	$1,433	10	$7,550	$7,550

The following provides information on how loans were modified as TDRs for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted interest rates	$582	$1,287	$1,433	$5,313
Combination of rate and maturity	—	—	—	2,237

Total	$582	$1,287	$1,433	$7,550

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

The following table is a summary of TDRs that defaulted in the first twelve months after restructure:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One-to four-family	2	$361	—	$—	4	$796	3	$812

Total	2	$361	—	$—	4	$796	3	$812

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

The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	September 30, 2012
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
		(In thousands)
Loans rated 1 - 4A	$178,747	$604,292	$171,620	$134,675
Loans rated 5	6,186	10,868	18,846	901
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$184,933	$615,160	$190,466	$135,576

	December 31, 2011
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
		(In thousands)
Loans rated 1 - 4A	$165,754	$516,059	$62,992	$70,650
Loans rated 5	10,914	12,526	30,166	894
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$176,668	$528,585	$93,158	$71,544

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Unadvanced portion of existing loans:
Construction	$137,922	$83,493
Home equity line of credit	40,581	38,085
Other lines and letters of credit	56,644	33,603
Commitments to originate:
One-to four-family	16,812	6,417
Commercial real estate	91,094	70,544
Construction	44,812	66,481
Commercial business loans	18,657	71,491
Other loans	214	4,725

Total loan commitments outstanding	$406,736	$374,839

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $35.4 million and $23.3 million were outstanding at September 30, 2012 and December 31, 2011, respectively. The fair value of such commitments was an asset of $852,000 and $536,000 at September 30, 2012 and December 31, 2011, respectively and is included in other assets.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $52.4 million and $10.8 million were outstanding at September 30, 2012 and December 31, 2011, respectively. The fair value of such commitments was a liability of $560,000 and $28,000 at September 30, 2012 and December 31, 2011, respectively and is included in other liabilities.

The following table presents the fair values of derivative instruments in the balance sheet.

	September 30, 2012
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)
Derivative loan commitments	Other assets	$852	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	560

Total		$852		$560

	December 31, 2011
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)
Derivative loan commitments	Other assets	$536	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	28

Total		$536		$28

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of income:

		Amount of Gain/(Loss)
		For the Three Months Ended September 30,
Derivative Instrument	Location of Gain/(Loss)	2012	2011
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$76	$603
Forward loan sale commitments	Mortgage banking gains, net	(179)	(231)

Total		$(103)	$372

		Amount of Gain/(Loss)
		For the Nine Months Ended September 30,
Derivative Instrument	Location of Gain/(Loss)	2012	2011
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$316	$653
Forward loan sale commitments	Mortgage banking gains, net	(532)	(251)

Total		$(216)	$402

For the nine months ended September 30, 2012, the Company recognized net mortgage banking gains of $1.9 million, consisting of $2.1 million in net gains on sale of loans and $216,000 in net derivative mortgage banking losses. For the nine months ended September 30, 2011, the Company recognized net mortgage banking gains of $1.5 million, consisting of $1.1 million in net gains on sale of loans and $402,000 in net derivative mortgage banking gains.

Other Commitments

As of September 30, 2012, the Company had outstanding commitments totaling $1.8 million for the construction of two new branches located in Belmont and the Allston area of Boston, Massachusetts.

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

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Securities available for sale
Debt securities:
Corporate bonds	$—	$133,791	$—	$133,791
Government-sponsored enterprises	—	47,947	—	47,947
Municipal bonds	—	7,474	—	7,474
Residential mortgage-backed securities:
Government-sponsored enterprises	—	20,374	—	20,374
Private label	—	3,540	—	3,540

Total debt securities	—	213,126	—	213,126

Marketable equity securities:
Common stocks	46,338	—	—	46,338
Money market mutual funds	15,340	—	—	15,340

Total marketable equity securities	61,678	—	—	61,678

Total securities available for sale	61,678	213,126	—	274,804
Derivative loan commitments	—	—	852	852

Total assets	$61,678	$213,126	$852	$275,656

Liabilities
Forward loan sale commitments	$—	$—	$560	$560

Total liabilities	$—	$—	$560	$560

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
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

For the three and nine months ended September 30, 2012 and 2011, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$395	$30	$508	$—
Total realized and unrealized gains (losses) included net income	(103)	372	(216)	402

Ending balance	$292	$402	$292	$402

Total realized gain relating to instruments still held at period end	$292	$402	$292	$402

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

				Three Months Ended	Nine Months Ended
	September 30, 2012			September 30, 2012	September 30, 2012
	Level 1	Level 2	Level 3	Total Gain/(Loss)	Total Gain/(Loss)
	(In thousands)
Impaired loans	$—	$—	$8,797	$(550)	$(1,040)
Foreclosed real estate	—	—	2,487	(185)	(356)

	$—	$—	$11,284	$(735)	$(1,396)

				Three Months Ended	Nine Months Ended
	December 31, 2011			September 30, 2012	September 30, 2012
	Level 1	Level 2	Level 3	Total Gain/(Loss)	Total Gain/(Loss)
	(In thousands)
Impaired loans	$—	$—	$4,571	$(286)	$(337)
Foreclosed real estate	—	—	3,853	(90)	(90)

	$—	$—	$8,424	$(376)	$(427)

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

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$177,512	$177,512	$—	$—	$177,512
Securities available for sale	274,804	61,678	213,126	—	274,804
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,648,401	—	—	1,691,876	1,691,876
Accrued interest receivable	6,466	—	—	6,466	6,466

Financial liabilities:
Deposits	1,796,851	—	—	1,806,535	1,806,535
Borrowings	171,851	—	175,161	—	175,161
Accrued interest payable	802	—	—	802	802

On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	852	—	—	852	852
Forward loan sale commitments:
Liabilities	560	—	—	560	560

	December 31, 2011
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$156,685	$156,685	$—	$—	$156,685
Certificates of deposit	2,500	—	2,516	—	2,516
Securities available for sale	335,230	45,038	290,192	—	335,230
Federal Home Loan Bank stock	12,538	—	—	12,538	12,538
Loans and loans held for sale, net	1,345,493	—	—	1,382,972	1,382,972
Accrued interest receivable	7,282	—	—	7,282	7,282

Financial liabilities:
Deposits	1,604,488	—	—	1,613,792	1,613,792
Borrowings	131,450	—	135,619	—	135,619
Accrued interest payable	972	—	—	972	972

On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	536	—	—	536	536
Forward loan sale commitments:
Liabilities	28	—	—	28	28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets

Total assets increased $245.0 million, or 12.4%, to $2.219 billion at September 30, 2012 from $1.974 billion at December 31, 2011. Cash and cash equivalents increased $20.8 million, or 13.3%, to $177.5 million at September 30, 2012 from $156.7 million at December 31, 2011. Securities available for sale decreased $60.4 million, or 18.0%, to $274.8 million at September 30, 2012 from $335.2 million at December 31, 2011. Net loans increased $283.8 million, or 21.2%, to $1.625 billion at September 30, 2012 from $1.341 billion at December 31, 2011. The net increase in loans for the nine months ended September 30, 2012 was primarily due to increases of $86.6 million in commercial real estate loans, $97.3 million in construction loans and $64.0 million in commercial business loans.

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

Delinquencies

Total past due loans decreased $12.3 million, or 25.4%, to $36.3 million at September 30, 2012 from $48.7 million at December 31, 2011, reflecting decreases of $4.6 million in loans 90 days or more past due and $7.7 million in loans 30 to 89 days past due. Delinquent loans at September 30, 2012 included $17.6 million of loans acquired in the Mt. Washington merger, including $5.6 million that were 30 to 59 days past due, $1.2 million that were 60 to 89 days past due and $10.9 million that were 90 days or more past due. At September 30, 2012, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2012, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$19,224	$15,795
Multi-family	1,460	1,605
Home equity lines of credit	2,525	1,765
Commercial real estate	9,230	11,588
Construction	7,778	22,434

Total real estate loans	40,217	53,187
Commercial business loans	525	508

Total non-accrual loans	40,742	53,695
Foreclosed assets	2,487	3,853

Total non-performing assets	$43,229	$57,548

Non-performing loans to total loans	2.48%	3.97%
Non-performing loans to total assets	1.84%	2.72%
Non-performing assets to total assets	1.95%	2.91%

Non-performing loans declined $13.0 million to $40.7 million, or 2.48% of total loans outstanding at September 30, 2012, from $53.7 million, or 3.97% of total loans outstanding at December 31, 2011. Non-performing assets declined $14.3 million to $43.2 million, or 1.95% of total assets, at September 30, 2012, from $57.5 million, or 2.91% of total assets, at December 31, 2011. Non-performing assets at September 30, 2012 included $20.0 million of assets acquired in the Mt. Washington merger, comprised of $19.2 million of non-performing loans and $769,000 of foreclosed real estate. Interest income that would have been recorded for the nine months ended September 30, 2012 had nonaccruing loans been current according to their original terms amounted to $1.1 million.

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

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated.

	September 30, 2012	December 31, 2011
	(In thousands)
TDRs on accrual status:
One-to four-family	$1,784	$1,269
Home equity lines of credit	22	—
Construction	3,562	—

Total TDRs on accrual status	5,368	1,269

TDRs on non-accrual status:
One-to four-family	2,715	2,052
Commercial real estate	4,506	4,663
Construction	3,937	7,715

Total TDRs on non-accrual status	11,158	14,430

Total TDRs	$16,526	$15,699

The increase in one-to four-family TDRs on accrual was due to one residential loan modification and three one-to four-family TDRs that were returned to accrual status during the nine months ended September 30, 2012. Modifications of one-to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for a specified period up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The increase in construction TDRs was due to one construction TDR which was returned to accrual status. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions, such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at September 30, 2012 other than those already classified as non-performing, impaired or troubled debt restructurings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	September 30, 2012			December 31, 2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$2,611	13.9%	27.4%	$1,861	14.3%	30.9%
Multi-family	1,537	8.3	11.3	1,361	10.4	13.0
Home equity lines of credit	256	1.4	3.7	245	1.9	4.5
Commercial real estate	7,423	39.9	37.4	6,980	53.4	39.0
Construction	4,540	24.4	11.6	1,430	11.0	6.9

Total real estate loans	16,367	87.9	91.4	11,877	91.0	94.3
Commercial business loans	2,144	11.5	8.2	1,061	8.1	5.3
Consumer	111	0.6	0.4	115	0.9	0.4

Total loans	$18,622	100.0%	100.0%	$13,053	100.0%	100.0%

Allowance to non-accrual loans	45.71%			24.31%
Allowance to total loans outstanding	1.13%			0.96%
Net charge-offs to average loans outstanding (annualized)	0.02%			0.06%

The Company’s provision for loan losses was $2.3 million for the quarter ended September 30, 2012 compared to $1.6 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the provision for loan losses was $5.8 million compared to $2.4 million for the nine months ended September 30, 2011. The changes were based primarily on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. In addition, increases in the provision for loan losses were primarily due to growth in the commercial real estate, construction and commercial business loan categories for the third quarter and nine months ended September 30, 2012 compared to the same periods in 2011. Loans in the commercial real estate, construction and commercial business categories have higher inherent credit risk than loans in the residential real estate loan categories. The allowance for loan losses was $18.6 million or 1.13% of total loans outstanding at September 30, 2012, compared to $13.1 million or 0.96% of total loans outstanding at December 31, 2011. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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

The Company had impaired loans totaling $42.7 million and $58.9 million as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, impaired loans totaling $10.0 million had an allocated allowance of $1.2 million. Impaired loans totaling $9.1 million had an allocated allowance of $490,000 at December 31, 2011. The Company’s average investment in impaired loans was $50.9 million and $38.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2012 and considered any probable loss in determining the allowance for loan losses.

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

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. Total deposits increased $192.4 million, or 12.0%, to $1.797 billion at September 30, 2012 from $1.604 billion at December 31, 2011. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term balances of $204.4 million to $1.162 billion, or 64.7% of total deposits, at September 30, 2012. The net deposit growth also reflects $85.7 million of new deposits in the two branches opened since September 2011.

The following table summarizes the period end balance and the composition of deposits:

	September 30, 2012		December 31, 2011
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
		(Dollars in thousands)
Demand deposits	$192,019	10.8%	$145,274	9.1%
NOW deposits	167,950	9.3	153,651	9.6
Money market deposits	565,011	31.4	445,868	27.8
Regular and other deposits	237,519	13.2	213,266	13.3
Certificates of deposit	634,352	35.3	646,429	40.2

Total	$1,796,851	100.0%	$1,604,488	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $40.4 million, or 30.7%, to $171.9 million at September 30, 2012 from $131.5 million at December 31, 2011, reflecting a $46.9 million increase in Federal Home Loan Bank of Boston advances partially offset by a $6.5 million decrease in short-term borrowings. The Bank entered into new advances with the Federal Home Loan Bank of Boston totaling $90.0 million with terms of 5 to 7 years and fixed interest rates of 0.99%% to 1.57% during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, Federal Home Loan Bank of Boston advances totaled $161.8 million and $114.9 million, respectively, with a weighted average rate of 2.00% and 2.61%, respectively. At September 30, 2012 and December 31, 2011, federal funds purchased totaled $10.1 million and $16.5 million, respectively, with a weighted average rate of 0.27% and 0.15%, respectively. At September 30, 2012, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity

Total stockholders’ equity increased $12.7 million, or 5.8%, to $232.7 million at September 30, 2012, from $219.9 million at December 31, 2011. The increase for the nine months ended September 30, 2012 was due primarily to $10.3 million in net income and a $2.2 million increase in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities, net of tax, partially offset by a $1.1 million increase in treasury stock resulting from the Company’s repurchase of 86,304 shares. Stockholders’ equity to assets was 10.48% at September 30, 2012, compared to 11.14% at December 31, 2011. Book value per share increased to $10.54 at September 30, 2012 from $9.93 at December 31, 2011. Tangible book value per share increased to $9.92 at September 30, 2012 from $9.31 at December 31, 2011. Market price per share increased $4.05, or 32.5%, to $16.50 at September 30, 2012 from $12.45 at December 31, 2011. At September 30, 2012, the Company and the Bank continued to exceed all regulatory capital requirements.

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

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/ Cost (5)	Average Balance	Interest	Yield/ Cost (5)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,597,528	$19,139	4.77%	$1,238,787	$16,543	5.30%
Securities and certificates of deposits	286,257	1,971	2.74	351,591	2,867	3.24
Other interest-earning assets (2)	152,519	71	0.19	214,075	112	0.21

Total interest-earning assets	2,036,304	21,181	4.14	1,804,453	19,522	4.29

Noninterest-earning assets	122,327			128,334

Total assets	$2,158,631			$1,932,787

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$159,302	192	0.48	$135,989	149	0.43
Money market deposits	542,576	1,173	0.86	383,240	884	0.92
Regular and other deposits	234,869	225	0.38	210,337	257	0.48
Certificates of deposit	628,017	2,315	1.47	701,655	3,136	1.77

Total interest-bearing deposits	1,564,764	3,905	0.99	1,431,221	4,426	1.23
Borrowings	169,736	837	1.96	136,211	778	2.27

Total interest-bearing liabilities	1,734,500	4,742	1.09	1,567,432	5,204	1.32

Noninterest-bearing demand deposits	177,444			128,364
Other noninterest-bearing liabilities	15,518			16,919

Total liabilities	1,927,462			1,712,715
Total stockholders’ equity	231,169			220,072

Total liabilities and stockholders’ equity	$2,158,631			$1,932,787

Net interest-earning assets	$301,804			$237,021

Net interest income		$16,439			$14,318

Interest rate spread (3)			3.05%			2.97%
Net interest margin (4)			3.21%			3.15%
Average interest-earning assets to average interest-bearing liabilities	117.40%			115.12%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,742,208	$3,905	0.89%	$1,559,585	$4,426	1.13%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,911,944	$4,742	0.99%	$1,695,796	$5,204	1.22%

(1)	Loans on non-accrual status are included in average balances.
(2)	Includes Federal Home Loan Bank stock and associated dividends.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Annualized.

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/ Cost (5)	Average Balance	Interest	Yield/ Cost (5)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$1,495,449	$55,692	4.97%	$1,208,880	$49,340	5.46%
Securities and certificates of deposits	308,027	6,846	2.97	372,858	9,384	3.36
Other interest-earning assets (2)	136,217	248	0.24	190,558	350	0.25

Total interest-earning assets	1,939,693	62,786	4.32	1,772,296	59,074	4.46

Noninterest-earning assets	126,110			126,470

Total assets	$2,065,803			$1,898,766

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$148,942	517	0.46	$131,510	436	0.44
Money market deposits	501,858	3,191	0.85	361,188	2,623	0.97
Regular and other deposits	227,959	655	0.38	203,223	796	0.52
Certificates of deposit	630,742	7,362	1.56	702,357	9,760	1.86

Total interest-bearing deposits	1,509,501	11,725	1.04	1,398,278	13,615	1.30
Borrowings	148,417	2,376	2.14	146,866	2,458	2.24

Total interest-bearing liabilities	1,657,918	14,101	1.14	1,545,144	16,073	1.39

Noninterest-bearing demand deposits	164,571			120,362
Other noninterest-bearing liabilities	15,912			13,706

Total liabilities	1,838,401			1,679,212
Total stockholders’ equity	227,402			219,554

Total liabilities and stockholders’ equity	$2,065,803			$1,898,766

Net interest-earning assets	$281,775			$227,152

Net interest income		$48,685			$43,001

Interest rate spread (3)			3.18%			3.07%
Net interest margin (4)			3.35%			3.24%
Average interest-earning assets to average interest-bearing liabilities	117.00%			114.70%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,674,072	$11,725	0.94%	$1,518,640	$13,615	1.20%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,822,489	$14,101	1.03%	$1,665,506	$16,073	1.29%

(1)	Loans on non-accrual status are included in average balances.
(2)	Includes Federal Home Loan Bank stock and associated dividends.
(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities .
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Annualized.

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

	Three Months Ended September 30, 2012 Compared to 2011 Increase (Decrease)			Nine Months Ended September 30, 2012 Compared to 2011 Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest Income:
Loans	$4,388	$(1,792)	$2,596	$10,986	$(4,634)	$6,352
Securities and certificates of deposits	(491)	(405)	(896)	(1,513)	(1,025)	(2,538)
Other interest-earning assets	(30)	(11)	(41)	(99)	(3)	(102)

Total	3,867	(2,208)	1,659	9,374	(5,662)	3,712
Interest Expense:
Deposits	90	(611)	(521)	146	(2,036)	(1,890)
Borrowings	173	(114)	59	26	(108)	(82)

Total	263	(725)	(462)	172	(2,144)	(1,972)

Change in net interest income	$3,604	$(1,483)	$2,121	$9,202	$(3,518)	$5,684

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

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

The Company recorded net income of $2.7 million, or $0.12 per diluted share, for the quarter ended September 30, 2012 compared to $2.6 million, or $0.12 per diluted share, for the quarter ended September 30, 2011. Income before income tax expense increased $254,000 to $4.3 million, the net result of increases in net interest income of $2.1 million and non-interest income of $1.0 million, partially offset by increases in the provision for loan losses of $781,000 and non-interest expenses of $2.1 million.

For the nine months ended September 30, 2012, net income was $10.3 million, or $0.47 per diluted share compared to $10.0 million, or $0.46 per diluted share, for the nine months ended September 30, 2011. Income before income tax expense decreased $93,000 to $15.6 million, the net result of increases in the provision for loan losses of $3.4 million and non-interest expenses of $7.0 million partially offset by increases in net interest income of $5.7 million and non-interest income of $4.7 million.

The Company recorded a pre-tax gain of $4.8 million on June 8, 2012 due to the sale of Hampshire First Bank, which was 43% owned by the Company, to NBT Bancorp, Inc. (“NBTB”) and NBT Bank, N.A. On an after-tax basis, this gain increased net income by $2.9 million, or $0.13 per diluted share, for the nine months ended September 30, 2012.

The Company’s return on average assets was 0.50% for the quarter ended September 30, 2012 compared to 0.54% for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the Company’s return on average assets was 0.67% compared to 0.70% for the nine months ended September 30, 2011.

The Company’s return on average equity was 4.70% for the quarter ended September 30, 2012 compared to 4.78% for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the Company’s return on average equity was 6.05% compared to 6.08% for the nine months ended September 30, 2011.

Net Interest Income

Net interest income increased $2.1 million, or 14.8%, to $16.4 million for the quarter ended September 30, 2012 from $14.3 million for the quarter ended September 30, 2011. The net interest rate spread and net interest margin were 3.05% and 3.21%, respectively, for the quarter ended September 30, 2012 compared to 2.97% and 3.15%, respectively, for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, net interest income increased $5.7 million, or 13.2%, to $48.7 million from $43.0 million for the nine months ended September 30, 2011. The net interest rate spread and net interest margin were 3.18% and 3.35%, respectively, for the nine months ended September 30, 2012 compared to 3.07% and 3.24%, respectively, for the nine months ended September 30, 2011. The increases in net interest income were due primarily to strong loan growth along with declines in the cost of funds for the third quarter and nine months ended September 30, 2012 compared to the same periods in 2011.

The average balance of the Company’s loan portfolio increased $358.7 million, or 29.0%, to $1.598 billion, which was partially offset by the decline in the yield on loans of 53 basis points to 4.77% for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the average balance of the loan portfolio increased $286.6 million, or 23.7%, to $1.495 billion, which was partially offset by the decrease in the yield on loans of 49 basis points to 4.97% compared to the nine months ended September 30, 2011.

The Company’s cost of total deposits declined 24 basis points to 0.89%, which was partially offset by the increase in the average balance of total deposits of $182.6 million, or 11.7%, to $1.742 billion for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the cost of total deposits declined 26 basis points to 0.94%, which was partially offset by the increase in the average balance of total deposits of $155.4 million, or 10.2%, to $1.674 billion compared to the nine months ended September 30, 2011

The Company’s yield on interest-earning assets declined 15 basis points to 4.14% for the quarter ended September 30, 2012 compared to 4.29% for the quarter ended September 30, 2011, while the cost of funds declined 23 basis points to 0.99% for the quarter ended September 30, 2012 compared to 1.22% for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the yield on interest-earning assets declined by 14 basis points to 4.32% compared to 4.46% for the nine months ended September 30, 2011, while the cost of funds declined by 26 basis points to 1.03% for the nine months ended September 30, 2012 compared to 1.29% for the nine months ended September 30, 2011.

Provision for Loan Losses

The Company’s provision for loan losses was $2.3 million for the quarter ended September 30, 2012 compared to $1.6 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the provision for loan losses was $5.8 million compared to $2.4 million for the nine months ended September 30, 2011. Increases in the provision for loan losses were primarily due to growth in the commercial real estate, construction and commercial business loan categories for the third quarter and nine months ended September 30, 2012 compared to the same periods in 2011. The allowance for loan losses was $18.6 million or 1.13% of total loans outstanding at September 30, 2012, compared to $13.1 million or 0.96% of total loans outstanding at December 31, 2011. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased income increased $1.0 million, or 28.9%, to $4.5 million for the quarter ended September 30, 2012 from $3.5 million for the quarter ended September 30, 2011, primarily due to increases of $1.1 million in gain on sales of securities, net and $433,000 in customer service fees, partially offset by decreases of $314,000 in equity income from the Hampshire First Bank affiliate and $123,000 in mortgage banking gains, net. For the nine months ended September 30, 2012, non-interest income increased $4.7 million, or 37.5%, to $17.1 million from $12.4 million for the nine months ended September 30, 2011, primarily due to a $4.8 million gain on sale of the Hampshire First Bank affiliate and increases of $722,000 in customer service fees and $434,000 in mortgage banking gains, net, partially offset by decreases of $822,000 in equity income from the Hampshire First Bank affiliate and $312,000 in gain on sales of securities, net.

Non-Interest Expenses

Non-interest expenses increased $2.1 million, or 17.2%, to $14.4 million for the quarter ended September 30, 2012 from $12.3 million for the quarter ended September 30, 2011, primarily due to increases of $975,000 in salaries and employee benefits and $1.1 million in other non-interest expenses. For the nine months ended September 30, 2012, non-interest expenses increased $7.0 million, or 18.9%, to $44.4 million from $37.4 million for the nine months ended September 30, 2011, primarily due to increases of $4.8 million in salaries and employee benefits and $2.3 million in other non-interest expenses. The increases in non-interest expenses were primarily associated with the new branches opened and costs associated with the expansion of residential and commercial lending capacity in the past year. The Company’s efficiency ratio was 74.14% for the quarter ended September 30, 2012 compared to 70.58% for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the efficiency ratio was 77.93%, excluding the gain on sale of the Hampshire First Bank affiliate, compared to 73.04% for the nine months ended September 30, 2011. We anticipate improvement in our efficiency ratio along with a rise in net interest income as we continue to emphasize loan and core deposit growth.

Provision for Income Taxes

The Company recorded a provision for income taxes of $1.6 million for the quarter ended September 30, 2012, reflecting an effective tax rate of 36.4%, compared to $1.4 million, or 34.5%, for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, the provision for income taxes was $5.3 million, reflecting an effective tax rate of 33.7%, compared to $5.7 million, or 36.1%, for the nine months ended September 30, 2011. The changes in the income tax provision were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $177.5 million. In addition, at September 30, 2012, we had $52.2 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On September 30, 2012, we had $161.8 million of advances outstanding.

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

Capital Management

Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, both the Company and the Bank exceeded all of their respective regulatory capital requirements.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
September 30, 2012
Total Capital (to Risk Weighted Assets):
Company	$233,791	12.7%	$146,759	8.0%	N/A	N/A
Bank	197,146	10.9	144,522	8.0	$180,653	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	212,672	11.6	73,379	4.0	N/A	N/A
Bank	176,322	9.8	72,261	4.0	108,392	6.0

Tier 1 Capital (to Average Assets):
Company	212,672	10.0	85,384	4.0	N/A	N/A
Bank	176,322	8.4	84,047	4.0	105,059	5.0

December 31, 2011
Total Capital (to Risk Weighted Assets):
Company	$217,156	13.7%	$127,244	8.0%	N/A	N/A
Bank	177,602	11.4	125,028	8.0	$156,285	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	202,219	12.7	63,622	4.0	N/A	N/A
Bank	162,661	10.4	62,514	4.0	93,771	6.0

Tier 1 Capital (to Average Assets):
Company	202,219	10.4	77,525	4.0	N/A	N/A
Bank	162,661	8.5	76,328	4.0	95,410	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30, 2012		December 31, 2011
	Consolidated	Bank	Consolidated	Bank
		(In thousands)
Total stockholders’ equity per financial statements	$232,678	$195,793	$219,944	$180,962
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(6,227)	(5,692)	(3,985)	(4,561)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(92)	(92)	(53)	(53)

Total Tier 1 capital	212,672	176,322	202,219	162,661

Adjustments to total capital:
Allowance for loan losses	18,622	18,622	13,053	13,053
45% of net unrealized gains on marketable equity securities	2,497	2,202	1,884	1,888

Total regulatory capital	$233,791	$197,146	$217,156	$177,602

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

In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. As of September 30, 2012, the Company had repurchased 195,366 shares of its stock at an average price of $12.83 per share as included in treasury stock, or 21.6% of the shares authorized for repurchase under the Company’s fourth stock repurchase program. The Company has repurchased 1,599,294 shares since December 2008.

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

For the nine months ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at October 1, 2012 through September 30, 2013.

Increase (Decrease)	Net Interest Income
in Market Interest Rates	Amount	Change	Percent
	(Dollars in thousands)
300	$63,550	$(3,262)	(4.88)%
Flat	66,812
-50	68,364	1,552	2.32

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in our 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012, which is available through the SEC’s website at www.sec.gov. As of September 30, 2012, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	—	$—	—	708,858
August 1 – 31, 2012	—	$—	—	708,858
September 1 – 30, 2012	—	$—	—	708,858

Total	—	$—	—	708,858

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	[Reserved]
10.9	[Reserved]
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.
**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.
****	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC.
(Registrant)
Dated: November 9, 2012
/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2012	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)