Form 10-K
period 2012-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2013-03-15
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-33898

Meridian Interstate Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4652200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Meridian Street, East Boston, Massachusetts	02128 Zip Code
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2012 was approximately $108,314,541. As of March 1, 2013, there were 22,138,805 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN INTERSTATE BANCORP, INC.

2012 FORM 10-K ANNUAL REPORT

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

Meridian Interstate Bancorp, Inc.

Meridian Interstate Bancorp, Inc. (the “Company”) is a Massachusetts mid-tier stock holding company that was formed in 2006 by East Boston Savings Bank to be its holding company. The Company owns all of East Boston Savings Bank’s capital stock and directs, plans and coordinates East Boston Savings Bank’s business activities. The Company previously owned 43% of the capital stock of Hampshire First Bank, a New Hampshire chartered bank, organized in 2006 and headquartered in Manchester, New Hampshire. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBTB”) and NBT Bank, N.A. which was completed on June 8, 2012. For more information about this transaction, see “Item 1 — Business — Subsidiaries and Affiliates.” At December 31, 2012, the Company had total assets of $2.279 billion, deposits of $1.865 billion and stockholders’ equity of $233.9 million.

Meridian Financial Services, Incorporated

Meridian Financial Services, Incorporated (“Meridian”) is the Company’s Massachusetts-chartered mutual holding company parent. As a mutual holding company, Meridian is a non-stock company. Meridian owns 59.5% of the Company’s common stock. So long as Meridian exists, it will own a majority of the voting stock of the Company and, through its Board of Trustees, will be able to exercise voting control over most matters put to a vote of stockholders. Of the 12 directors of the Company, 10 are also members of the Board of Trustees of Meridian, which is composed of 30 members. Meridian does not currently intend to engage in any business activity other than those relating to owning a majority of the common stock of the Company.

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank that operates from 26 full-service locations and three loan centers in the greater Boston metropolitan area. The Bank operates nine of its full-service locations and a loan center under the name Mt. Washington Bank, a Division of East Boston Savings Bank. The Bank was originally founded in 1848. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Middlesex and Essex Counties, Massachusetts.

We operate as a community-oriented financial institution offering financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one-to four-family real estate, multi-family and commercial real estate, construction, commercial business and consumer loans which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests. We also offer non-deposit financial products through a third-party network arrangement. On January 4, 2010, the Bank completed its acquisition of Mt. Washington Co-operative Bank (“Mt. Washington”). Refer to Item 8 Financial Statements and Supplementary Data, Note 2 to the consolidated financial statements for information regarding the transaction.

Available Information

The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.ebsb.com. Information on our website should not be considered a part of this report.

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts east of Route 93, including Cape Cod, and portions of south-eastern New Hampshire and Maine. We conduct our operations through our 26 full-service offices and three loan centers located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (five offices and two loan centers), Middlesex (six offices) and Suffolk (15 offices and one loan center). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. Based on data from the Federal Reserve Bank of Boston, the unemployment rate for Massachusetts decreased to 6.7% for December 2012 from 6.9% from December 2011. Home prices in Massachusetts rose at an annual rate of 2.6% in the third quarter of 2012 compared to 2.6% for the third quarter of 2011.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2012, the Bank had 0.73% of the deposit market share within the Boston-Cambridge-Quincy, Massachusetts — New Hampshire metropolitan statistical area.

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

Lending Activities

Commercial Real Estate Loans

At December 31, 2012, commercial real estate loans were $795.6 million, or 44.0%, of our total loan portfolio. The commercial real estate loan portfolio consisted of $167.9 million of fixed-rate loans and $627.7 million of adjustable-rate loans at December 31, 2012. We currently target new individual commercial real estate loan originations to small- and mid-size owner occupants and investors in our market area and can, by policy, originate loans to one borrower up to $25.0 million, with exceptions greater than $25.0 million as approved by the Bank’s Executive Committee of the Board of Directors. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

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

At December 31, 2012, loan participations purchased totaled $57.9 million. The properties securing these loans are located primarily in eastern Massachusetts and southern New Hampshire. Our underwriting practices with respect to loan participations generally do not differ from loans that we originate.

One-to Four-Family Residential Loans

Our one-to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2012, one-to four-family residential loans were $443.2 million, or 24.5% of our total loan portfolio, consisting of $134.1 million and $309.1 million of fixed-rate and adjustable-rate loans, respectively. We generally offer fixed-rate loans with terms up to 30 years and adjustable-rate loans with terms up to 40 years.

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

We also offer loans secured by one-to four-family properties that are not owner-occupied. These loans consist primarily of bi-weekly fixed-rate loans with terms up to 30 years and adjustable-rate loans which adjust annually after an initial fixed period of three years or adjust every three years after an initial fixed period of five years. Non-owner-occupied one-to four-family residential loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination. At December 31, 2012, these loans totaled $62.2 million.

To a lesser extent we also originate land loans primarily to local contractors and developers for making improvements on approved one-to four-family building lots. Such loans are generally written with a maximum 75% loan-to-value ratio based upon the appraised value or purchase price, whichever is less, for a term of up to three years. Interest rates on our land loans are fixed for three years. At December 31, 2012, land loans totaled $1.2 million.

Multi-Family Real Estate Loans

At December 31, 2012, multi-family real estate loans were $178.9 million, or 9.9%, of our total loan portfolio. The multi-family loan portfolio consisted of $6.7 million of fixed-rate loans and $172.2 million of adjustable-rate loans at December 31, 2012. We currently target new individual multi-family real estate loan originations to small- and mid-size owners and investors in our market area and can, by policy, originate loans to one borrower up to $25.0 million, with exceptions greater than $25.0 million as approved by the Bank’s Executive Committee of the Board of Directors. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

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

Construction Loans

At December 31, 2012, construction loans were $173.3 million, or 9.6% of our total loan portfolio. We expect to continue some level of construction lending, when appropriate, while maintaining a guarded, disciplined approach given the current decline in demand in the local real estate market. We remain focused on a strong credit culture and underwriting standards, as described below. In addition, we continue to carefully monitor the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

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

At December 31, 2012, we had $39.8 million in construction loans for one-to four-family residential properties that will convert to permanent loans. Also at that date, we had $133.5 million in construction loans on commercial and multi-family real estate consisting of mixed-use and non-residential loans.

Commercial Business Loans

We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. At December 31, 2012, commercial business loans were $147.8 million, or 8.2% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. In the third quarter of 2011, we significantly expanded our commercial business lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that is expected to enhance our presence in all of our market areas and add strength to our business platform.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area and can, by policy, originate loans to one borrower up to $25.0 million, with exceptions greater than $25.0 million as approved by the Bank’s Executive Committee of the Board of Directors.

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

Home Equity Lines of Credit

We offer home equity lines of credit, which are secured by owner-occupied one-to four-family residences. At December 31, 2012, the outstanding balance owed on home equity lines of credit amounted to $60.9 million, or 3.4% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws amortized over 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Consumer Loans

We offer automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2012, consumer loans were $7.1 million, or 0.4% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

Consumer Loans

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchase and Sales

Loan originations come from a variety of sources. The primary sources of loan originations are current customers, walk-in traffic, our website, advertising and referrals from customers as well as our directors, trustees and corporates. We advertise in newspapers that are widely circulated throughout our market area and on local radio. We also participate in loans with others to supplement our origination efforts. We generally do not purchase whole loans.

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 16- to 30-year one-to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market, primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk. For the years ended December 31, 2012 and December 31, 2011, we originated $191.6 million and $97.6 million of residential real estate loans for sale, respectively, and sold $183.0 million and $106.4 million of loans, respectively. At December 31, 2012, we were servicing $174.3 million of residential real estate loans for others.

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

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2012, our regulatory limit on loans-to-one borrower was $40.1 million. At that date, our largest lending relationship consisted of one loan for $25.2 million and was secured by commercial real estate. This loan was performing in accordance with its original repayment terms at December 31, 2012.

Loan Commitments

We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2012.

At December 31, 2012, our investment portfolio consisted primarily of corporate bonds, municipal bonds, investment-grade marketable equity securities, money market mutual fund investments, short-term obligations of government-sponsored enterprises and mortgage-backed securities.

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

Borrowings

We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2012, we had $69.3 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by a blanket lien on qualified collateral, including certain investment securities and first mortgage loans on owner-occupied residential property held in the Bank’s portfolio.

Financial Services

We offer customers a range of non-deposit products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We receive a portion of the commissions generated by our sales to our customers. We also offer customers long-term care insurance through a third-party insurance company which generates commissions for us. Our non-deposit products generated $432,000, $198,000 and $302,000 of non-interest income during the years ended December 31, 2012, 2011 and 2010, respectively.

Personnel

As of December 31, 2012, we had 348 full-time and 85 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is excellent.

Subsidiaries and Affiliates

In addition to the Bank, the Company has another wholly-owned subsidiary, Meridian Interstate Funding Corporation, a Massachusetts corporation established in 2008 to loan funds to the Company’s Employee Stock Ownership Plan (“ESOP”) to purchase stock in our initial public offering. At December 31, 2012, Meridian Interstate Funding Corporation had total assets of $10.0 million and total equity of $9.8 million.

The Company previously owned a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which was accounted for using the equity method. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBTB and NBT Bank, N.A. which was completed on June 8, 2012, with the Company recognizing a pre-tax gain of

$4.8 million and receiving $6.6 million of cash and 547,481 NBTB shares totaling $11.1 million as proceeds from the sale.

The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates, LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc. which is authorized for third-party investment sales and is currently inactive.

Regulation and Supervision

General

The Bank is currently a Massachusetts-charted stock savings bank, and is the wholly-owned subsidiary of the Company, a Massachusetts corporation and registered bank holding company, which is a 59.5% owned subsidiary of Meridian, a Massachusetts mutual holding company and registered bank holding company. The Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is a member of the Federal Home Loan Bank of Boston. The Company and Meridian are regulated as bank holding companies by the Federal Reserve Board and the Massachusetts Commissioner of Banks.

The regulation and supervision of the Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the applicable state legislature, the FDIC or Congress, could have a material adverse impact on Meridian, the Company or the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act have had a near term impact on the Bank and the Company. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. On July 21, 2011, the Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of tougher consolidated capital requirements on holding companies, requires the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposes regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Bank and the Company.

Certain regulatory requirements applicable to the Bank, the Company and Meridian are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank, the Company and Meridian and is qualified in its entirety by reference to the actual laws and regulations involved.

Massachusetts Banking Laws and Supervision

The Bank, as a Massachusetts savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

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

Insurance Sales

Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Customers of the Bank are offered certain insurance products through a third party. The Bank has not been approved for insurance sales activities.

Investment Activities

In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, the Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “— Federal Bank Regulation — Investment Activities” for such federal restrictions.

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

Loans to insiders as described above require approval of the majority of the members of the Bank’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

Regulatory Enforcement Authority

Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund

All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposits balances in excess of the amounts insured by the FDIC.

Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to risk-weighted categories ranging from 0.0% to 200.0%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

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

Investment Activities

All state-chartered FDIC insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. The Bank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of the Bank’s Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2012, the Bank was classified as a “well capitalized” institution.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

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

Enforcement

The FDIC has extensive enforcement authority over insured state savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Federal Insurance of Deposit Accounts

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009, (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance fund. That special assessment was collected on September 30, 2009.

In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter through the fourth quarter of 2012, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset. The Bank’s prepayment amounted to $5.1 million.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 66 basis points of total assets less tangible capital.

Privacy Regulations

Pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999, FDIC regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Banks’ latest FDIC CRA rating was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to the Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Banks’ most recent rating under Massachusetts law was “Satisfactory.”

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

USA Patriot Act

The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

•

Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts and the General Laws of Massachusetts, Chapter 167E, which governs the Bank’s lending powers; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of the Bank also are subject to, among others, the:

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

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, and, as to the Bank Chapter 167B of the General Laws of Massachusetts, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	General Laws of Massachusetts, Chapter 167D, which governs the Bank’s deposit powers.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $79.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and the amounts greater than $79.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $12.4 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2012. Based on redemption provisions of the FHLB-Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB-Boston stock. As of December 31, 2012, no impairment has been recognized.

At its discretion, the FHLB-Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the FHLB-Boston suspended and did not pay dividends in 2009 and 2010. However, the FHLB-Boston resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30% and continued to pay quarterly dividends in 2012 equal to an annual yield of 0.50%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLB-Boston stock held by the Bank.

Holding Company Regulation

The Company and Meridian are subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company and Meridian are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company or Meridian to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

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

The Company and Meridian are subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which are similar to, though less stringent than, those of the FDIC for the Bank. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 should be grandfathered for mutual holding companies. The Federal Reserve Board issued proposed rules that would implement this requirement but such rules had not been finalized as of December 31, 2012.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine and required the issuance of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company or Meridian to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

The status of the Company and Meridian as registered bank holding companies under the Bank Holding Company Act does not exempt them from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

The Company, Meridian and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, Meridian and the Bank.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, the Company’s Chief Executive Officer and Chief Financial Officer each are required to certify that the Company’s quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

Federal Income Taxation

General

The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2008. For its 2012 tax year, the Bank’s maximum federal income tax rate was 35%.

Bad Debt Reserves

For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2012, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

Distributions

If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s un-recaptured tax bad debt reserves, including the balance of its Base Year Reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Company’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Financial institutions in Massachusetts are required to file combined income tax returns beginning with the year ended December 31, 2009. Starting in 2010, decreasing over a three year period, the Massachusetts excise tax rate for savings banks changed from 10.5% to 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. The Company’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

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

Risks Related to Our Business

Financial reform legislation recently enacted will, among other things, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in 2010. This new law is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

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

The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

The Company is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Recent economic conditions have resulted in continued uncertainty in the financial markets and continued expectations of slow improvement in general economic conditions. Unemployment remains at very high levels with improvement at a slow rate beginning in late 2011. Our lending business is tied, in large part, to the housing market and real estate markets in general. The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and could ultimately result in increased delinquencies on our residential, commercial, multi-family and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses, as well as adversely affect our liquidity and the willingness of certain counterparties and customers to do business with us. Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

Actions to recapitalize the Deposit Insurance Fund could hurt our profits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%. The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future.

Our emphasis on commercial real estate, multi-family, commercial business and construction lending involves risks.

In recent years, the Company has focused on shifting its asset mix from increases in the one-to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial business and construction loans. As of December 31, 2012, our commercial real estate, multi-family, commercial business and construction loans totaled $1.296 billion, or 71.7% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one-to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one-to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A further decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent one-to four-family residential and consumer loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. A secondary market for most types of commercial real estate, multi-family, commercial business and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

The Company completed its acquisition of Mt. Washington on January 4, 2010 and successfully integrated Mt. Washington’s operations and converted Mt. Washington’s accounts to the Company’s data servicing during 2010. The acquisition materially increased the size and complexity of our operations. Although the acquisition did not have an adverse effect upon the Company’s operating results during 2010 and 2011, the acquired operations may not achieve levels of profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected. Such adverse effects on the Company’s earnings and results of operations may have a negative impact on the value of the Company’s stock.

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

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Boston metropolitan area. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers or secured by collateral located in Massachusetts. As a result of this concentration, the downturn in the local economy has resulted in an increase in non-performing loans, which can result in higher levels of loan loss provision expense. Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. A decline in real estate values in our market area may have caused some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss on defaulted loans which would negatively impact our net income. The Company’s non-performing assets declined in 2012 compared to 2011 and 2010, while its provision for loan losses increased primarily due to increases in the commercial real estate, construction and commercial business loan categories. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset Quality.”

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

Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. Market valuation levels of the securities portfolio have increased as of December 31, 2012 following a decline as of December 31, 2011 compared to December 31, 2010. A decline in the market for the securities portfolio could result in impairment charges on some issues. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Securities Portfolio.”

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

On December 31, 2012, unlimited FDIC insurance on certain non-interest-bearing transaction accounts expired. Unlimited insurance coverage did not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in FDIC insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Company recognized goodwill as an asset on the balance sheet in connection with its acquisition of Mt. Washington. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill and was not impaired during 2012, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of the Company’s methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Analysis for Impairment.”

The suspension of dividends by the Federal Home Loan Bank of Boston will negatively affect our earnings.

After suspending dividends in the fourth quarter of 2008, the Federal Home Loan Bank of Boston resumed payment of dividends in 2011 equal to an annual yield of 0.30% and continued to pay dividends in 2012 equal to an annual yield of 0.50%. We did not receive any such dividends in 2009 and 2010. The inconsistency in the Federal Home Loan Bank of Boston’s ability to pay dividends could reduce our earnings during such periods of nonpayment.

If our investment in stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired, our earnings and stockholders’ equity would decrease.

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2012 was $12.1 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock. Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The building of market share through de novo branching and expansion of our residential, commercial real estate and commercial business lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate and commercial business lending capacity. Since 2002, we have opened 13 de novo branches including the most recent branch opened in February 2013. In the third quarter of 2011, we significantly expanded our commercial business lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that is expected to enhance our presence in all of our market areas and add strength to our business platform. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our business expansion will be successful after establishment.

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

Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

The GSEs are currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

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

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2012, we conducted business through our 24 full service offices and three loan centers located in Boston, Cambridge, Danvers, East Boston, Revere, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody and Saugus, Massachusetts. In January and February 2013, we opened two full service offices located in Allston and Belmont, Massachusetts. During the second quarter of 2013, we are planning to open our 27th full service office in Somerville, Massachusetts and are scheduled to open a loan operation center located in Malden, Massachusetts. We own 18 and lease 14 of our offices. At December 31, 2012, the total net book value of our land, buildings, furniture, fixtures and equipment was $38.7 million.

Location	Size (Square Feet)	Owned or Leased	Lease Expiration Date
Offices:
Suffolk County:
10 Meridian Street, East Boston, MA 02128	6,900	Owned	Not Applicable
1 Bennington Street, East Boston, MA 02128	3,285	Owned	Not Applicable
856 Bennington Street, East Boston, MA 02128	6,900	Owned	Not Applicable
575 Broadway, Revere, MA 02151	4,400	Owned	Not Applicable
126 Squire Road, Revere, MA 02151	2,500	Owned	Not Applicable
430 West Broadway, South Boston, MA 02127	6,100	Owned	Not Applicable
455 West Broadway, South Boston, MA 02127	13,474	Owned	Not Applicable
708 East Broadway, South Boston, MA 02127	3,542	Owned	Not Applicable
501 Southampton Street, South Boston, MA 02127	3,100	Leased	01/31/2031
489 Gallivan Boulevard, Dorchester, MA 02124	3,000	Leased	08/31/2023
305 Talbot Avenue, Dorchester, MA 02124	4,478	Owned	Not Applicable
515 Centre Street, Jamaica Plain, MA 02130	3,061	Owned	Not Applicable
1985 Centre Street, West Roxbury, MA 02132	2,420	Leased	07/31/2030
15 Barlett Road, Winthrop, MA 02152	2,600	Owned	Not Applicable
1134 Washington Street, Boston, MA 02118	2,507	Leased	05/31/2021
181 Brighton Avenue, Allston, MA 02134	2,760	Leased	01/31/2028
Middelesex County:
1755 Revere Beach Parkway, Everett, MA 02149	8,800	Owned	Not Applicable
410 Riverside Avenue, Medford, MA 02155	3,200	Leased	06/01/2018
108 Main Street, Melrose, MA 02176	6,052	Owned	Not Applicable
381 Main Street, Wakefield, MA 01880	2,200	Leased	03/01/2018
2172 Massachusetts Avenue, Cambridge, MA 02140	2,268	Leased	04/30/2016
70 Concord Avenue, Belmont, MA 02478	3,892	Leased	01/31/2023
Essex County:
335 Broadway, Lynn, MA 01904	6,000	Owned	Not Applicable
220 Broadway, Suite 401, Lynnfield, MA 01940	1,760	Owned	Not Applicable
67 Prospect Street, Peabody, MA 01960	108,000	Owned	Not Applicable
320 Central Street, Saugus, MA 01906	14,860	Owned	Not Applicable
317 Main Street, Saugus, MA 01906	3,870	Leased	01/31/2017
8 Essex Center Drive, Peabody, MA 01960	4,250	Leased	11/30/2018
10 Elm Street, Danvers, MA 01923	7,200	Leased	05/31/2016
51 High Street, Danvers, MA 01923	2,428	Owned	Not Applicable
Planned Offices:
37 Union Square, Somerville, MA 02143	3,351	Leased	05/31/2023
350 Main Street, Malden, MA 02148	12,217	Leased	04/30/2019

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB”. The approximate number of shareholders of record of the Company’s common stock as of March 1, 2013 was 937. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2012 and 2011 the intra-day high and low sales prices per share of common stock as reported by Nasdaq. No cash dividends were declared in either year. On March 1, 2013, the closing market price of the Company’s common stock was $18.12.

2012	High	Low	Dividends Declared
Fourth quarter	$17.98	$15.65	$—
Third quarter	17.35	13.38	—
Second quarter	13.92	12.51	—
First quarter	13.60	12.39	—

2011	High	Low	Dividends Declared
Fourth quarter	$13.68	$10.76	$—
Third quarter	13.95	10.68	—
Second quarter	14.30	12.02	—
First quarter	14.05	11.82	—

Dividends

The Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards and economic conditions. The regulatory restrictions that affect the payment of dividends by the Bank to the Company discussed below also will be considered. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

If the Company pays dividends to its stockholders, it will be required to pay dividends to Meridian. The Federal Reserve Board’s current policy prohibits the waiver of dividends by mutual holding companies with subsidiary bank holding companies. In addition, Massachusetts banking regulations prohibit Meridian from waiving dividends declared and paid by the Company unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of the Bank. Accordingly, we do not currently anticipate that Meridian will be permitted to waive dividends paid by the Company.

The Company is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. In addition, the Company is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. See “Regulation and Supervision — Holding Company Regulation.”

Dividends from the Company may depend, in part, upon receipt of dividends from the Bank because the Company has no source of income other than dividends from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions from the Bank to the Company. For example, the Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See “Regulation and Supervision — State Bank Regulation — Dividends” and “Federal Bank Regulation — Prompt Corrective Regulatory Action.”

Any payment of dividends by the Bank to the Company that would be deemed to be drawn out of the Bank’s bad debt reserves would require the Bank to pay federal income taxes at the then-current income tax rate on the amount deemed distributed. See “Federal and State Taxation — Federal Income Taxation” and Note 10, Income Taxes in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data within this report. The Company does not contemplate any distribution by the Bank that would result in this type of tax liability.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2012, represents stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 12, Employee Benefits, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12(d) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2012	—	$—	—	708,858
November 1 - 30, 2012	1,200	15.84	1,200	707,658
December 1 - 31, 2012	—	—	—	707,658

Total	1,200	$15.84	1,200	707,658

(1)

In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

Performance Graph

The Company’s shares of common stock began trading on the NASDAQ Global Select Market on January 23, 2008. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on January 23, 2008 to the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

Meridian Interstate Bancorp, Inc.

	Period Ending
Index	01/22/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Meridian Interstate Bancorp, Inc.	100.00	92.50	87.00	117.90	124.50	167.80
SNL Bank and Thrift	100.00	63.90	63.04	70.38	54.73	73.49
NASDAQ Composite	100.00	69.43	100.93	119.24	118.29	139.29

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
Financial Condition Data
Total assets	$2,278,771	$1,974,380	$1,835,830	$1,211,386	$1,065,352
Securities available for sale	262,785	335,230	360,602	293,367	252,529
Loans, net	1,786,339	1,341,301	1,173,562	813,300	704,104
Deposits	1,865,433	1,604,488	1,459,729	922,475	796,852
Borrowings	161,254	131,450	148,683	75,410	65,486
Total stockholders’ equity	233,943	219,944	215,611	200,415	189,840

Operating Data
Interest and dividend income	$84,969	$78,812	$82,059	$56,667	$52,897
Interest expense	18,945	20,972	21,040	20,392	27,044

Net interest income	66,024	57,840	61,019	36,275	25,853
Provision for loan losses	8,581	3,663	3,181	4,082	5,638

Net interest income, after provision for loan losses	57,443	54,177	57,838	32,193	20,215
Non-interest income	21,261	15,388	11,721	5,295	8,373
Non-interest expenses	59,948	50,994	48,804	31,566	31,966

Income (loss) before income taxes	18,756	18,571	20,755	5,922	(3,378)
Provision (benefit) for income taxes	6,330	6,601	7,381	2,159	(1,270)

Net income (loss)	$12,426	$11,970	$13,374	$3,763	$(2,108)

Key Performance Ratios
Return (loss) on average assets	0.59%	0.63%	0.77%	0.32%	(0.20)%
Return (loss) on average equity	5.42	5.45	6.38	1.94	(1.09)
Interest rate spread(1)	3.16	3.06	3.62	2.95	2.01
Net interest margin(2)	3.33	3.24	3.80	3.34	2.61
Non-interest expense to average assets	2.84	2.66	2.81	2.71	2.99
Efficiency ratio(3)	77.96	74.16	65.00	74.88	107.29
Average interest-earning assets to average interest-bearing liabilities	117.32	114.97	114.06	120.76	122.16

Capital Ratios
Average equity to average assets	10.87%	11.47%	12.05%	16.65%	18.17%
Total capital to risk weighted assets(4)	10.23	11.36	11.37	14.17	15.26
Tier I capital to risk weighted assets(4)	9.10	10.41	10.49	13.17	14.50
Tier I capital to average assets(4)	8.15	8.52	8.50	11.20	12.82

Asset Quality Ratios
Allowance for loan losses/total loans	1.13%	0.96%	0.86%	1.12%	0.97%
Allowance for loan losses/non-accrual loans	51.81	24.31	23.54	42.59	48.57
Net charge-offs/average loans outstanding	0.07	0.06	0.19	0.23	0.38
Non-accrual loans/total loans	2.19	3.97	3.64	2.63	2.00
Non-performing assets/total assets	1.85	2.91	2.57	2.03	1.58

Per Share Data
Basic earnings per share	$0.57	$0.55	$0.61	$0.17	N/A
Diluted earnings per share	0.57	0.55	0.61	0.17	N/A
Book value per share	10.57	9.93	9.59	9.07	8.34
Tangible book value per share	9.95	9.31	8.98	9.07	8.34
Market value per share	16.78	12.45	11.79	8.70	9.25
Number of shares outstanding at end of period	22,135,855	22,149,409	22,480,877	22,098,565	22,750,000

Other data: Number of offices	24	23	19	13	12

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)

Represents non-interest expense excluding data processing contract termination costs, divided by the sum of net interest income and non-interest income excluding gains or losses on securities and gain on sale of investment in affiliate bank.

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

Critical Accounting Policies

The Company’s summary of significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2012. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Goodwill is subject to an annual review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value of the Company or the reporting unit unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares the book value of the Company or the reporting unit to the fair value of the Company, or to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

Income Taxes

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2012, 2011 and 2010.

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

Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin

Managing risk is an essential part of successfully managing a financial institution. Credit risk and interest rate risk are two prominent risk exposures that we face. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We believe that strong asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a strong asset quality and moderate credit risk, using underwriting standards that we believe are conservative, as well as diligent monitoring of the portfolio and loans in non-accrual status and on-going collection efforts. Although we will continue to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our experienced, risk-based approach to lending. In addition, we intend to remain focused on lending within the Bank’s immediate market area, with a specific focus on commercial customers disaffected by their relationships with larger banks as a result of turmoil in the industry.

We continually monitor the investment portfolio for credit risk, with a monthly formal review by the Company’s Executive Committee of any issuers that have heightened credit risk factors such as rating agency and analyst downgrades and declines in market valuation. In addition, the Executive Committee reviews new investments for credit-worthiness before purchase. The Company generally purchases marketable equity securities in lots over time, while debt securities are purchased individually. We intend to replace maturing investments in 2013 as determined to be appropriate in accordance with our risk management policies and our funding needs. The Company also invests in money market mutual fund accounts which it utilizes as an alternative to investing excess cash in federal funds.

Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 10 years that we originate; promoting core deposit products; and gradually extending the maturity of funding sources, as borrowing and term deposit rates are historically low.

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

Expanding our franchise through the opening of additional branch offices, additions to lending capacity and the possible acquisition of existing financial service companies or their assets

We are always looking to expand our franchise in the greater Boston metropolitan area. Since 2002, we have opened 13 de novo branches, the most recent in February 2013. In the third quarter of 2011, we significantly expanded our commercial business lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that is expected to enhance our presence in all of our market areas and add strength to our business platform. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those currently served by the Bank, as opportunities present themselves in favorable locations. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached.

On January 4, 2010, the Company completed its acquisition of Mt. Washington Co-operative Bank (“Mt. Washington”). The combination of Mt. Washington and the Bank resulted in a community bank with 19 full service branch offices located throughout the Boston metropolitan area. The transaction increased the Company’s deposits from $922.5 million to $1.3 billion as of January 4, 2010. We hope to continue to increase our franchise by pursuing expansion through the acquisition of existing financial service companies or their assets, although we currently have no specific plans or agreements regarding any acquisitions.

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

Increasing core deposits through aggressive marketing and the offering of new deposit products

Retail deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 66.3% of our total deposits at December 31, 2012, up from 59.7% of total deposits at December 31, 2011. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. We generated income from customer service fees of $6.6 million, $5.9 million and $5.8 million in 2012, 2011 and 2010, respectively. We offer reverse mortgages, which generated $105,000, $161,000 and $135,000 of loan fee income in 2012, 2011 and 2010, respectively. We also offer non-deposit investment products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care. Our non-deposit financial products generated $432,000, $198,000 and $302,000 of non-interest income during the years ended December 31, 2012, 2011 and 2010, respectively.

Balance Sheet Analysis

Assets

Our total assets increased $304.4 million, or 15.4%, to $2.279 billion at December 31, 2012 from $1.974 billion at December 31, 2011. Net loans increased $445.0 million, or 33.2%, to $1.786 billion at December 31, 2012 from $1.341 billion at December 31, 2011. Cash and cash equivalents decreased $63.5 million, or 40.5%, to $93.2 million at December 31, 2012 from $156.7 million at December 31, 2011. Securities available for sale decreased $72.4 million, or 21.6%, to $262.8 million at December 31, 2012 from $335.2 million at December 31, 2011.

Loans

At December 31, 2012, net loans were $1.786 billion, or 78.4% of total assets. During the year ended December 31, 2012, total loans increased $445.0 million, or 33.2%. The net increase in loans for the year ended December 31, 2012 was primarily due to increases of $267.1 million in commercial real estate loans, $80.1 million in construction loans, $76.3 million in commercial business loans and $25.3 million in one-to four-family residential loans.

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

	At December 31,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential real estate:
One-to four-family	$443,228	24.5%	$417,889	30.9%	$402,887	34.0%	$276,122	33.5%	$274,716	38.6%
Multi-family	178,948	9.9	176,668	13.0	135,290	11.4	53,402	6.5	31,212	4.4
Home equity lines of credit	60,907	3.4	60,989	4.5	62,750	5.3	29,979	3.6	28,253	4.0
Commercial real estate	795,642	44.0	528,585	39.0	433,504	36.6	350,648	42.6	269,454	37.7
Construction	173,255	9.6	93,158	6.9	113,142	9.6	94,102	11.4	91,652	12.9

Total real estate loans	1,651,980	91.4	1,277,289	94.3	1,147,573	96.9	804,253	97.6	695,287	97.6
Commercial business loans	147,814	8.2	71,544	5.3	30,189	2.6	18,029	2.2	15,355	2.2
Consumer	7,143	0.4	5,195	0.4	6,043	0.5	1,205	0.2	1,379	0.2

Total loans	1,806,937	100.0%	1,354,028	100.0%	1,183,805	100.0%	823,487	100.0%	712,021	100.0%

Allowance for loan losses	(20,504)		(13,053)		(10,155)		(9,242)		(6,912)
Net deferred loan origination costs (fees)	(94)		326		(88)		(945)		(1,005)

Loans, net	$1,786,339		$1,341,301		$1,173,562		$813,300		$704,104

Loan Maturity

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2012
(In thousands)	Real Estate	Commercial Business	Consumer	Total
Amounts due in:
One year or less	$246,003	$33,807	$478	$280,288
More than one to five years	894,282	56,963	6,661	957,906
More than five to ten years	255,096	48,656	—	303,752
More than ten years	256,599	8,388	4	264,991

Total	$1,651,980	$147,814	$7,143	$1,806,937

Interest rate terms on amounts due after one year:
Fixed-rate loans	$341,469	$28,011	$6,665	$376,145
Adjustable-rate loans	1,064,508	85,996	—	1,150,504

Total	$1,405,977	$114,007	$6,665	$1,526,649

At December 31, 2012, our loan portfolio consisted of $419.8 million of fixed-rate loans and $1.387 billion of adjustable-rate loans.

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

Delinquencies

Total past due loans decreased $16.7 million, or 34.3%, to $32.0 million at December 31, 2012 from $48.7 million at December 31, 2011, reflecting decreases of $7.1 million in loans 90 days or more past due and $9.6 million in loans 30 to 89 days past due. Delinquent loans at December 31, 2012 included $15.7 million of loans acquired in the Mt. Washington merger, including $3.5 million that were 30 to 59 days past due, $1.9 million that were 60 to 89 days past due and $10.3 million that were 90 days or more past due. At December 31, 2012, non-accrual loans exceeded loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2012, we did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$18,870	$15,795	$11,529	$4,098	$3,962
Multi-family	976	1,605	2,246	850	—
Home equity lines of credit	2,674	1,765	2,408	—	—
Commercial real estate	8,844	11,588	11,290	7,388	883
Construction	7,785	22,434	15,326	9,224	9,387

Total real estate loans	39,149	53,187	42,799	21,560	14,232
Commercial business loans	424	508	335	—	—
Consumer	—	—	—	138	—

Total non-accrual loans(1)	39,573	53,695	43,134	21,698	14,232
Foreclosed assets	2,604	3,853	4,080	2,869	2,604

Total non-performing assets	$42,177	$57,548	$47,214	$24,567	$16,836

Non-accrual loans to total loans	2.19%	3.97%	3.64%	2.63%	2.00%
Non-accrual loans to total assets	1.74%	2.72%	2.35%	1.79%	1.34%
Non-performing assets to total assets	1.85%	2.91%	2.57%	2.03%	1.58%

(1)

TDRs on accrual status not included above totaled $6.8 million at December 31, 2012, $1.3 million at December 31, 2011, $1.3 million at December 31, 2010, $189,000 at December 31, 2009 and $0 at December 31, 2008.

Non-accrual loans declined $14.1 million to $39.6 million, or 2.19% of total loans outstanding at December 31, 2012, from $53.7 million, or 3.97% of total loans outstanding at December 31, 2011, primarily due to decreases of $14.6 million in non-accrual construction loans, $2.7 million in non-accrual commercial real estate loans and $629,000 in non-accrual multi-family loans, partially offset by increases of $3.1 million in non-accrual one-to four-family loans and $909,000 in non-accrual home equity lines of credit. Foreclosed real estate decreased $1.2 million, or 32.4%, to $2.6 million at December 31, 2012 from $3.9 million at December 31, 2011. Non-performing assets declined $15.4 million to $42.2 million, or 1.85% of total assets, at December 31, 2012, from $57.5 million, or 2.91% of total assets, at December 31, 2011. Non-performing assets at December 31, 2012 included $19.5 million of assets acquired in the Mt. Washington merger, comprised of $18.5 million of non-accrual loans and $1.0 million of foreclosed real estate. Interest income that would have been recorded for the year ended December 31, 2012 had non-accruing loans been current according to their original terms amounted to $1.1 million.

Troubled Debt Restructurings

In the course of resolving non-accrual loans, the Bank may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status. A loan is considered a troubled debt restructure if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated.

	At December 31,
(In thousands)	2012	2011	2010
TDRs on accrual status:
One-to four-family	$1,992	$1,269	$1,289
Multi-family	110	—	—
Home equity lines of credit	22	—	—
Commercial real estate	1,393	—	—
Construction	3,319	—	—

Total TDRs on accrual status	6,836	1,269	1,289

TDRs on non-accrual status:
One-to four-family	2,493	2,052	288
Commercial real estate	4,466	4,663	4,797
Construction	3,838	7,715	3,487

Total TDRs on non-accrual status	10,797	14,430	8,572

Total TDRs	$17,633	$15,699	$9,861

Construction TDRs on accrual status were the result of a two loan relationship that was returned to accrual status during the year ended December 31, 2012. The increases in commercial real estate and multi-family TDRs on accrual status were due to a loan restructured into two loans during the year ended December 31, 2012. The commercial real estate TDR reflects a 30 year note with a variable interest rate tied to the 5 year FHLB classic advance rate plus 300 basis points with a rate at the time of origination of 3.75% (rate was previously fixed at 8.25%). The multi-family TDR reflects a one year interest-only balloon with variable interest rate tied to Prime plus 100 basis points with a rate at the time of origination of 4.25%.

The increase in one-to-four family TDRs was due to one residential loan modification completed for the year ended December 31, 2012 and two one-to-four family TDRs that were returned to accrual status. The increase in one-to-four family non-accrual TDRs was due to six residential loan modifications completed for the year ended December 31, 2012 and two one-to-four family TDRs that were returned to accrual status. Modifications of one-to-four family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms. Interest income that would have been recorded for the year ended December 31, 2012 had TDRs been current according to their original terms amounted to $474,000.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at December 31, 2012 other than those already classified as non-performing, impaired or troubled debt restructurings.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Beginning balance	$13,053	$10,155	$9,242	$6,912	$3,637
Provision for loan losses	8,581	3,663	3,181	4,082	5,638
Charge offs:
Real estate	1,840	1,334	2,719	1,938	2,265
Commercial business	—	72	93	—	98
Consumer	164	96	199	87	3

Total charge-offs	2,004	1,502	3,011	2,025	2,366
Recoveries:
Real estate	823	690	646	250	—
Commercial business	11	—	8	—	—
Consumer	40	47	89	23	3

Total recoveries	874	737	743	273	3

Net charge-offs	(1,130)	(765)	(2,268)	(1,752)	(2,363)

Ending balance	$20,504	$13,053	$10,155	$9,242	$6,912

Allowance to non-accrual loans	51.81%	24.31%	23.54%	42.59%	48.57%
Allowance to total loans outstanding	1.13%	0.96%	0.86%	1.12%	0.97%
Net charge-offs to average loans outstanding	0.07%	0.06%	0.19%	0.23%	0.38%

The Company’s provision for loan losses was $8.6 million for the year ended December 31, 2012 compared to $3.7 million for the year ended December 31, 2011. The increase in the provision for loan losses was primarily due to increases in the commercial real estate, construction and commercial business loan categories for the year ended December 31, 2012 compared to the year ended December 31, 2011, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. The provision for loan losses was also based on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $20.5 million or 1.13% of total loans outstanding at December 31, 2012, compared to $13.1 million or 0.96% of total loans outstanding at December 31, 2011. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	At December 31,
	2012			2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans
Real estate loans:
Residential real estate:
One-to four-family	$2,507	12.2%	24.5%	$1,861	14.3%	30.9%	$1,130	11.1%	34.0%
Multi-family	1,431	7.0	9.9	1,361	10.4	13.0	1,038	10.2	11.4
Home equity lines of credit	226	1.1	3.4	245	1.9	4.5	227	2.2	5.3
Commercial real estate	10,405	50.8	44.0	6,980	53.4	39.0	5,238	51.7	36.6
Construction	3,656	17.8	9.6	1,430	11.0	6.9	2,042	20.1	9.6

Total real estate loans	18,225	88.9	91.4	11,877	91.0	94.3	9,675	95.3	96.9
Commercial business loans	2,174	10.6	8.2	1,061	8.1	5.3	448	4.4	2.6
Consumer	105	0.5	0.4	115	0.9	0.4	32	0.3	0.5

Total loans	$20,504	100.0%	100.0%	$13,053	100.0%	100.0%	$10,155	100.0%	100.0%

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

The Company had impaired loans totaling $41.2 million and $58.9 million as of December 31, 2012 and 2011, respectively. At December 31, 2012, impaired loans totaling $6.7 million had a valuation allowance of $649,000. Impaired loans totaling $9.1 million had a valuation allowance of $490,000 at December 31, 2011. The Company’s average investment in impaired loans was $51.7 million and $49.7 million for the years ended December 31, 2012 and 2011, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2012 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

At December 31, 2012, the securities portfolio was $262.8 million, or 11.5% of total assets. At that date, 46.2% of the securities portfolio, or $121.4 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $76.0 million, and $78.5 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 3 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary

Data within this report for more detail regarding industry concentrations in the Company’s corporate bond portfolio. The portfolio also includes debt securities issued by government-sponsored enterprises, municipal bonds, mortgage-backed securities issued by government-sponsored enterprises and private companies and marketable equity securities. Included in marketable equity securities are money market mutual funds and common stocks. The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2012		2011		2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Corporate bonds	$117,714	$121,420	$163,746	$165,704	$214,625	$222,038
Government-sponsored enterprises	53,084	53,149	82,898	83,195	36,062	35,900
Municipal bonds	7,236	7,461	7,401	7,574	6,583	6,493
Residential mortgage-backed securities:
Government-sponsored enterprises	16,280	17,298	25,296	26,664	33,625	34,542
Private label	3,169	3,309	7,322	7,055	9,737	10,334
Other debt securities	—	—	—	—	641	641

Total debt securities	197,483	202,637	286,663	290,192	301,273	309,948
Marketable equity securities:
Common stocks	42,406	46,334	31,820	36,007	31,344	36,765
Money market mutual funds	13,833	13,814	9,049	9,031	13,904	13,889

Total marketable equity securities	56,239	60,148	40,869	45,038	45,248	50,654

Total	$253,722	$262,785	$327,532	$335,230	$346,521	$360,602

At December 31, 2012, we had no investments in a single company or entity, other than Government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2012.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities:
Corporate bonds	$5,290	4.69%	$105,845	2.80%	$6,579	4.07%	$—	—%	$117,714	2.96%
Government-sponsored enterprises	—	—	97	4.06	52,987	1.30	—	—	53,084	1.30
Municipal bonds	1,460	2.18	4,377	2.98	1,399	3.61	—	—	7,236	2.94
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	4	12.46	18	9.34	16,258	4.38	16,280	4.39
Private label	—	—	—	—	256	5.00	2,913	5.67	3,169	5.62

Total debt securities	$6,750	4.14%	$110,323	2.81%	$61,239	1.67%	$19,171	4.58%	$197,483	2.67%

The available-for-sale securities portfolio decreased $72.4 million, or 21.6% to $262.8 million at December 31, 2012 from $335.2 million at December 31, 2011. Money market mutual funds included in the marketable equity securities portfolio totaled $13.8 million and $9.0 million at December 31, 2012 and 2011, respectively.

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

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2012, unrealized losses in our debt portfolio ranged from 0% to 6.6%, and unrealized losses in our equity portfolio ranged from 0% to 23.5%.

As of December 31, 2012, the net unrealized gain on the total debt securities portfolio was $5.2 million. The Company has no indication that the issuer will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary. No other debt securities had a market decline greater than 5.0% of amortized cost.

As of December 31, 2012, the net unrealized gain on the total marketable equity securities portfolio was $3.9 million. Two equity securities had fair value declines of 15.0% or more, with net unrealized losses of $116,000. The most significant market valuation decrease related to any one equity security within the portfolio at December 31, 2012 is $72,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

Refer to Note 3 Securities Available for Sale in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding the Company’s assessment of other-than-temporary impairment.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. Total deposits increased $260.9 million, or 16.3%, to $1.865 billion at December 31, 2012 from $1.604 billion at December 31, 2011. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term deposits of $279.1 million, or 29.1%, to $1.237 billion, or 66.3% of total deposits. The net deposit growth also reflects $156.3 million of new deposits from the five branches opened during the last two years.

The following table sets forth the average balances of deposits for the periods indicated.

	Years Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
Demand deposits	$172,258	—%	10.9%	$126,737	—%	9.1%	$106,549	—%	7.7%
NOW deposits	154,375	0.48	9.7	134,557	0.46	9.6	117,584	0.46	9.3
Money market deposits	523,133	0.86	32.5	376,546	0.93	27.8	308,756	1.12	22.2
Regular and other deposits	231,274	0.38	13.2	205,664	0.49	13.3	184,287	0.55	12.9
Certificates of deposit	630,349	1.53	33.7	692,638	1.82	40.2	644,181	1.93	47.9

Total	$1,711,389	0.92%	100.0%	$1,536,142	1.15%	100.0%	$1,361,357	1.28%	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012.

(In thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$36,992
Over three through six months	58,447
Over six through twelve months	84,077
Over twelve months	148,066

Total	$327,582

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $29.8 million, or 22.7%, to $161.3 million at December 31, 2012 from $131.5 million at December 31, 2011, reflecting a $46.3 million increase in Federal Home Loan Bank of Boston advances partially offset by a $16.5 million decrease in short-term borrowings. The Bank entered into new advances with the Federal Home Loan Bank of Boston totaling $90.0 million with terms of five to seven years and fixed interest rates of 0.99% to 1.57% during the year ended December 31, 2012. At December 31, 2012 and 2011, Federal Home Loan Bank of Boston advances totaled $161.3 million and $114.9 million, respectively, with a weighted average rate of 2.05% and 2.61%, respectively. At December 31, 2012 and 2011, federal funds purchased totaled $0 and $16.5 million, respectively, with a weighted average rate of 0.15%. At December 31, 2012, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Balance outstanding at end of year	$161,254	$131,450	$148,683
Average amount outstanding during the year	$152,730	$143,346	$154,123
Weighted average interest rate during the year	2.10%	2.26%	2.33%
Maximum outstanding at any month end	$182,061	$157,848	$163,336
Weighted average interest rate at end of year	2.05%	2.29%	2.43%

Stockholders’ Equity

Total stockholders’ equity increased $14.0 million, or 6.4%, to $233.9 million at December 31, 2012, from $219.9 million at December 31, 2011. The increase for the year ended December 31, 2012 was due primarily to $12.4 million in net income and a $930,000 increase in accumulated other comprehensive income primarily reflecting an increase in the fair value of available for sale securities, net of tax, partially offset by a $1.0 million increase in treasury stock resulting from the Company’s repurchase of 87,504 shares. Stockholders’ equity to assets was 10.27% at December 31, 2012, compared to 11.14% at December 31, 2011. Book value per share increased to $10.57 at December 31, 2012 from $9.93 at December 31, 2011. Tangible book value per share increased to $9.95 at December 31, 2012 from $9.31 at December 31, 2011. Market price per share increased $4.33, or 34.8%, to $16.78 at December 31, 2012 from $12.45 at December 31, 2011. At December 31, 2012, the Company and the Bank continued to exceed all regulatory capital requirements.

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

	Years Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Loans(1)	$1,550,707	$76,050	4.90%	$1,230,294	$66,157	5.38%	$1,184,816	$67,459	5.69%
Securities and certificates of deposits	298,918	8,587	2.87	364,199	12,153	3.34	350,038	14,432	4.12
Other interest-earning assets(2)	135,183	332	0.25	190,634	502	0.26	72,136	168	0.23

Total interest-earning assets	1,984,808	84,969	4.28	1,785,127	78,812	4.41	1,606,990	82,059	5.11

Noninterest-earning assets	124,727			128,955			131,756

Total assets	$2,109,535			$1,914,082			$1,738,746

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$154,375	741	0.48	$134,557	613	0.46	$117,584	540	0.46
Money market deposits	523,133	4,484	0.86	376,546	3,515	0.93	308,756	3,447	1.12
Regular and other deposits	231,274	887	0.38	205,664	1,003	0.49	184,287	1,011	0.55
Certificates of deposit	630,349	9,627	1.53	692,638	12,607	1.82	644,181	12,446	1.93

Total interest-bearing deposits	1,539,131	15,739	1.02	1,409,405	17,738	1.26	1,254,808	17,444	1.39
Borrowings	152,730	3,206	2.10	143,346	3,234	2.26	154,123	3,596	2.33

Total interest-bearing liabilities	1,691,861	18,945	1.12	1,552,751	20,972	1.35	1,408,931	21,040	1.49

Noninterest-bearing demand deposits	172,258			126,737			106,549
Other noninterest-bearing liabilities	16,166			15,138			13,798

Total liabilities	1,880,285			1,694,626			1,529,278
Total stockholders’ equity	229,250			219,456			209,468

Total liabilities and stockholders’ equity	$2,109,535			$1,914,082			$1,738,746

Net interest-earning assets	$292,947			$232,376			$198,059

Net interest income		$66,024			$57,840			$61,019

Interest rate spread(3)			3.16%			3.06%			3.62%
Net interest margin(4)			3.33%			3.24%			3.80%
Average interest-earning assets to average interest-bearing liabilities		117.32%			114.97%			114.06%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,711,389	$15,739	0.92%	$1,536,142	$17,738	1.15%	$1,361,357	$17,444	1.28%
Total deposits and borrowings, including noninterest-bearing demand deposits	$1,864,119	$18,945	1.02%	$1,679,488	$20,972	1.25%	$1,515,480	$21,040	1.39%

(1)	Loans on non-accrual status are included in average balances.

(2)	Includes Federal Home Loan Bank stock and associated dividends.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Years Ended December 31, 2012 Compared to 2011 Increase (Decrease) Due to			Years Ended December 31, 2011 Compared to 2010 Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$16,097	$(6,204)	$9,893	$2,531	$(3,833)	$(1,302)
Securities and certificates of deposits	(2,008)	(1,558)	(3,566)	564	(2,843)	(2,279)
Other interest-earning assets	(138)	(32)	(170)	309	25	334

Total	13,951	(7,794)	6,157	3,404	(6,651)	(3,247)
Interest Expense:
Deposits	416	(2,415)	(1,999)	1,779	(1,485)	294
Borrowings	205	(233)	(28)	(246)	(116)	(362)

Total	621	(2,648)	(2,027)	1,533	(1,601)	(68)

Change in net interest income	$13,330	$(5,146)	$8,184	$1,871	$(5,050)	$(3,179)

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

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

Net income information is as follows:

	Years Ended December 31,			Change 2012/2011		Change 2011/2010
(Dollars in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Net interest income	$66,024	$57,840	$61,019	$8,184	14.1%	$(3,179)	(5.2)%
Provision for loan losses	8,581	3,663	3,181	4,918	134.3	482	15.2
Non-interest income	21,261	15,388	11,721	5,873	38.2	3,667	31.3
Non-interest expenses	59,948	50,994	48,804	8,954	17.6	2,190	4.5
Net income	12,426	11,970	13,374	456	3.8	(1,404)	(10.5)
Return on average assets	0.59%	0.63%	0.77%	(0.04)	(6.3)%	(0.14)	(18.2)%
Return on average equity	5.42%	5.45%	6.38%	(0.03)	(0.6)%	(0.93)	(14.6)%

The Company recorded a pre-tax gain of $4.8 million on June 8, 2012 due to the sale of Hampshire First Bank, which was 43% owned by the Company, to NBT Bancorp, Inc. and NBT Bank, N.A. On an after-tax basis, this gain increased net income by $2.9 million, or $0.13 per diluted share, for the year ended December 31, 2012.

Net Interest Income

Net interest income increased $8.2 million, or 14.1%, to $66.0 million for the year ended December 31, 2012 from $57.8 million for the year ended December 31, 2011. The net interest rate spread and net interest margin were 3.16% and 3.33%, respectively, for the year ended December 31, 2012 compared to 3.06% and 3.24%, respectively, for the year ended December 31, 2011. The increase in net interest income was due primarily to strong loan growth along with a decline in the cost of funds for the year ended December 31, 2012 compared to 2011.

The average balance of the Company’s loan portfolio increased $320.4 million, or 26.0%, to $1.551 billion, which was partially offset by the decline in the yield on loans of 48 basis points to 4.90% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The Company’s cost of total deposits declined 23 basis points to 0.92%, which was partially offset by the increase in the average balance of total deposits of $175.2 million, or 11.4%, to $1.711 billion for the year ended December 31, 2012 compared to the year ended December 31, 2011. The Company’s yield on interest-earning assets declined 13 basis points to 4.28% for the year ended December 31, 2012 compared to 4.41% for the year ended December 31, 2011, while the cost of funds declined 23 basis points to 1.02% for the year ended December 31, 2012 compared to 1.25% for the year ended December 31, 2011.

For the year ended December 31, 2011, net interest income decreased $3.2 million, or 5.2%, to $57.8 million from $61.0 million for the year ended December 31, 2010. The net interest rate spread and net interest margin were 3.06% and 3.24%, respectively, for the year ended December 31, 2011 compared to 3.62% and 3.80%, respectively, for the year ended December 31, 2010. The decrease in net interest income was due primarily to declines in yields on loans and securities for the year ended December 31, 2011 compared to 2010.

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

Provision for Loan Losses

The Company’s provision for loan losses was $8.6 million for the year ended December 31, 2012 compared to $3.7 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively. For further discussion of the changes in the provision and allowance for loan losses, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Allowance for Loan Losses.”

Non-Interest Income

	Years Ended December 31,			Change 2012/2011		Change 2011/2010
(Dollars in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Customer service fees	$6,645	$5,867	$5,823	$778	13.3%	$44	0.8%
Loan fees	339	584	636	(245)	(42.0)	(52)	(8.2)
Mortgage banking gains, net	2,371	2,125	1,811	246	11.6	314	17.3
Gain on sales of securities, net	5,568	4,464	1,790	1,104	24.7	2,674	149.4
Income from bank-owned life insurance	1,201	1,221	1,169	(20)	(1.6)	52	4.4
Equity income on investment in affiliate bank	310	1,110	492	(800)	(72.1)	618	125.6
Gain on sales of investment in affiliate bank	4,819	—	—	4,819	—	—	—
Other income	8	17	—	(9)	(52.9)	17	—

Total non-interest income	$21,261	$15,388	$11,721	$5,873	38.2%	$3,667	31.3%

Non-interest income increased $5.9 million, or 38.2%, to $21.3 million for the year ended December 31, 2012 from $15.4 million for the year ended December 31, 2011, primarily due to a $4.8 million gain on sale of the Hampshire First Bank affiliate and increases of $1.1 million in gain on sales of securities, net, $778,000 in customer service fees and $246,000 in mortgage banking gains, net, partially offset by decreases of $800,000 in equity income from the Hampshire First Bank affiliate and $245,000 in loan fees.

For the year ended December 31, 2011, non-interest income increased $3.7 million, or 31.3%, to $15.4 million from $11.7 million for the year ended December 31, 2010 primarily due to increases of $2.7 million in gain on sales of securities, net, $314,000 in mortgage banking gains, net, and $618,000 in equity income from Hampshire First Bank.

Non-Interest Expense

	Years Ended December 31,			Change 2012/2011		Change 2011/2010
(Dollars in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Salaries and employee benefits	$36,386	$29,474	$25,716	$6,912	23.5%	$3,758	14.6%
Occupancy and equipment	7,932	7,831	5,646	101	1.3	2,185	38.7
Data processing	3,511	2,909	3,200	602	20.7	(291)	(9.1)
Data processing contract termination cost	—	—	2,689	—	—	(2,689)	(100.0)
Marketing and advertising	2,537	2,450	1,968	87	3.6	482	24.5
Professional services	2,966	2,685	2,443	281	10.5	242	9.9
Foreclosed real estate expense	599	328	488	271	82.6	(160)	(32.8)
Deposit insurance	1,760	1,893	2,250	(133)	(7.0)	(357)	(15.9)
Other general and administrative	4,257	3,424	4,404	833	24.3	(980)	(22.3)

Total non-interest expenses	$59,948	$50,994	$48,804	$8,954	17.6%	$2,190	4.5%

Non-interest expense increased $9.0 million, or 17.6%, to $59.9 million for the year ended December 31, 2012 from $51.0 million for the year ended December 31, 2011, primarily due to increases of $6.9 million in salaries and employee benefits, $602,000 in data processing expenses and $1.4 million in other non-interest expenses. The increases in non-interest expenses were primarily associated with the new branches opened and costs associated with the expansion of residential and commercial lending capacity in the past year. In addition, the increase in salaries and employee benefits reflected an increase in incentive compensation plan expense of $1.2 million to $3.1 million for the year ended December 31, 2012 from $1.9 million for the year ended December 31, 2011 based on the Company’s achievement of various performance measures. The Company’s efficiency ratio was 77.96% for the year ended December 31, 2012, excluding the gain on sale of the Hampshire First Bank affiliate, compared to 74.16% for the year ended December 31, 2011.

For the year ended December 31, 2011, non-interest expense increased $2.2 million, or 4.5%, to $51.0 million from $48.8 million for the year ended December 31, 2010, primarily due to increases of $3.8 million in salaries and employee benefits, $2.2 million in occupancy and equipment expenses, $482,000 in marketing and advertising, and $242,000 in professional services, partially offset by decreases of $980,000 in other general and administrative expenses, $357,000 in deposit insurance, $291,000 in recurring data processing costs, $160,000 in foreclosed real estate costs and a $2.7 million charge during the year ended December 31, 2010 related to termination of the contract with Mt. Washington Co-operative Bank’s data processing services provider. The increases in salaries and employee benefits, and occupancy and equipment were primarily associated with the new branches opened during 2011 and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 74.16% for the year ended December 31, 2011 compared to 65.00% for the year ended December 31, 2010, excluding the charge to terminate Mt. Washington Co-operative Bank’s data processing contract.

Income Tax Provision

The Company recorded a provision for income taxes of $6.3 million for the year ended December 31, 2012, reflecting an effective tax rate of 33.7%, compared to $6.6 million, or 35.5%, for the year ended December 31, 2011. For the year ended December 31, 2010, the Company recorded a provision for income taxes of $7.4 million, reflecting an effective tax rate of 35.6%. The changes in the income tax provision were primarily due to changes in the components of pre-tax income.

Risk Management

Overview

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risk and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, and technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

The Company’s Risk Management Officer and the Compliance/Risk Management Committee oversee the risk management process on behalf of the Company’s Board of Directors, with responsibility for the overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following risk areas: interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory. The Risk Management Officer reports the activities of the Compliance/Risk Management Committee to the Audit Committee of the Board of Directors on a quarterly basis, or more often as necessary. The Risk Management Officer provides counsel to members of our management team on all issues that affect our risk positions. In addition, the Risk Management Officer is responsible for the following:

•	Develops, implements and maintains a risk management program for the entire Bank to withstand regulatory scrutiny and provides operational safety and efficiency;

•	Recommends policy to the Board of Directors;

•	Chairs the Company’s Compliance/Risk Management Committee;

•	Participates in developing long-term strategic risk objectives for the Company;

•	Coordinates and reviews risk assessments and provides recommendations on risk controls, testing and mitigation strategies;

•	Reviews and provides recommendations and approvals for all proposed business initiatives;

•	Implements and maintains the Vendor Management Program; and

•	Keeps abreast of risk management and regulatory trends and mitigation strategies.

Asset/Liability Management

Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 10 years that we originate; promoting core deposit products; and gradually extending the maturity of funding sources, as borrowing and term deposit rates are historically low.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at January 1, 2013 through December 31, 2013.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
(Dollars in Thousands)
300	$66,176	$(5,517)	(7.70)%
Flat	71,693
-50	73,314	1,621	2.26

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $93.2 million. In addition, at December 31, 2012, we had $69.3 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2012, we had $161.3 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2012 and 2011, we had total loan commitments outstanding, as follows:

	December 31,
(In thousands)	2012	2011
Unadvanced portion of existing loans:
Construction	$166,482	$83,493
Home equity line of credit	39,698	38,085
Other lines and letters of credit	56,174	33,603
Commitments to originate:
One-to four-family	17,752	6,417
Commercial real estate	51,540	70,544
Construction	83,078	66,481
Commercial business loans	24,355	71,491
Other loans	205	4,725

Total loan commitments outstanding	$439,284	$374,839

Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements.

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $11.2 million as of December 31, 2012, with total annual payments of $2.2 million. In addition, we had outstanding commitments as of December 31, 2012 totaling $545,000 for the construction of two new branches in Belmont and the Allston area of Boston, Massachusetts.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2012 totaled $351.0 million, or 55.9% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2012.

	Payments Due by Period
(In thousands)	Total	Up to One Year	More than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$161,254	$44,323	$21,000	$84,000	$11,931
Operating lease obligations	10,725	1,021	2,420	2,168	5,116
Other long-term obligations(1)	11,175	2,235	4,470	4,470	—

Total	$183,154	$47,579	$27,890	$90,638	$17,047

(1)	Consists entirely of expenses related to obligations under a data processing agreement.

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

Capital Management

Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and FDIC, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 14 Stockholders’ Equity “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report.

We may use capital management tools such as cash dividends and common share repurchases. Pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of the Company, the Company has committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian and (ii) that any repurchases of equity securities from stockholders other than Meridian will be at the current market price for such stock repurchases. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases.

As of December 31, 2012, the Company had repurchased 196,566 shares of its stock at an average price of $12.85 per share, or 21.7% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,600,494 shares at an average price of $10.45 per share since December 2008.

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

For the year ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Date: March 15, 2013	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer

Date: March 15, 2013	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Meridian Interstate Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Interstate Bancorp, Inc., (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Meridian Interstate Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Meridian Interstate Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Interstate Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Meridian Interstate Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Wolf & Company. P.C.

Boston, Massachusetts

March 15, 2013

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2012	2011
ASSETS
Cash and due from banks	$93,129	$156,622
Federal funds sold	63	63

Total cash and cash equivalents	93,192	156,685
Certificates of deposit — affiliate bank	—	2,500
Securities available for sale, at fair value	262,785	335,230
Federal Home Loan Bank stock, at cost	12,064	12,538
Loans held for sale	14,502	4,192
Loans	1,806,843	1,354,354
Less allowance for loan losses	(20,504)	(13,053)

Loans, net	1,786,339	1,341,301
Bank-owned life insurance	36,251	35,050
Foreclosed real estate, net	2,604	3,853
Investment in affiliate bank	—	12,607
Premises and equipment, net	38,719	36,991
Accrued interest receivable	6,745	7,282
Prepaid deposit insurance	—	1,257
Deferred tax asset, net	9,710	7,434
Goodwill	13,687	13,687
Other assets	2,173	3,773

Total assets	$2,278,771	$1,974,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$204,079	$145,274
Interest-bearing	1,661,354	1,459,214

Total deposits	1,865,433	1,604,488
Short-term borrowings — affiliate bank	—	6,471
Short-term borrowings — other	—	10,056
Long-term debt	161,254	114,923
Accrued expenses and other liabilities	18,141	18,498

Total liabilities	2,044,828	1,754,436

Commitments and contingencies (Notes 5, 7 and 11)
Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	98,338	97,669
Retained earnings	146,959	134,533
Accumulated other comprehensive income	4,915	3,985
Treasury stock, at cost, 660,800 and 584,881 shares at December 31, 2012 and 2011, respectively	(8,331)	(7,317)
Unearned compensation — ESOP, 621,000 and 662,400 shares at December 31, 2012 and 2011, respectively	(6,210)	(6,624)
Unearned compensation — restricted shares, 203,345 and 265,710 at December 31, 2012 and 2011, respectively	(1,728)	(2,302)

Total stockholders’ equity	233,943	219,944

Total liabilities and stockholders’ equity	$2,278,771	$1,974,380

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$76,050	$66,157	$67,459
Interest on debt securities	7,117	11,086	13,467
Dividends on equity securities	1,444	1,033	923
Interest on certificates of deposit	26	34	42
Interest on other interest-earning assets	254	422	168
Other interest and dividend income	78	80	—

Total interest and dividend income	84,969	78,812	82,059

Interest expense:
Interest on deposits	15,739	17,738	17,444
Interest on short-term borrowings	16	39	63
Interest on long-term debt	3,190	3,195	3,533

Total interest expense	18,945	20,972	21,040

Net interest income	66,024	57,840	61,019
Provision for loan losses	8,581	3,663	3,181

Net interest income, after provision for loan losses	57,443	54,177	57,838

Non-interest income:
Customer service fees	6,645	5,867	5,823
Loan fees	339	584	636
Mortgage banking gains, net	2,371	2,125	1,811
Gain on sales of securities, net	5,568	4,464	1,790
Income from bank-owned life insurance	1,201	1,221	1,169
Equity income on investment in affiliate bank	310	1,110	492
Gain on sale of investment in affiliate bank	4,819	—	—
Other income	8	17	—

Total non-interest income	21,261	15,388	11,721

Non-interest expenses:
Salaries and employee benefits	36,386	29,474	25,716
Occupancy and equipment	7,932	7,831	5,646
Data processing	3,511	2,909	3,200
Data processing contract termination cost	—	—	2,689
Marketing and advertising	2,537	2,450	1,968
Professional services	2,966	2,685	2,443
Foreclosed real estate	599	328	488
Deposit insurance	1,760	1,893	2,250
Other general and administrative	4,257	3,424	4,404

Total non-interest expenses	59,948	50,994	48,804

Income before income taxes	18,756	18,571	20,755
Provision for income taxes	6,330	6,601	7,381

Net income	$12,426	$11,970	$13,374

Income per share:
Basic	$0.57	$0.55	$0.61
Diluted	$0.57	$0.55	$0.61
Weighted average shares:
Basic	21,629,668	21,805,143	22,072,047
Diluted	21,858,381	21,931,863	22,081,005

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net income	$12,426	$11,970	$13,374

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) on securities available for sale	6,933	(1,919)	5,844
Reclassification adjustments for gains realized in income	(5,568)	(4,464)	(1,790)

Net unrealized gains (losses)	1,365	(6,383)	4,054
Tax effect	(489)	2,511	(1,721)

Net-of-tax amount	876	(3,872)	2,333

Defined benefit plans:
Supplemental director retirement plan:
Amortization of prior service cost	28	28	28
Amortization of unrecognized loss	68	—	—
Actuarial net losses arising during the year	(14)	(287)	(22)

	82	(259)	6
Tax effect	(24)	88	(19)

Net-of-tax amount	58	(171)	(13)

Long-term health care plan:
Amortization of prior service cost	18	18	88
Actuarial net gain (losses) arising during the year	(30)	(33)	115

	(12)	(15)	203
Tax effect	8	5	(68)

Net-of-tax amount	(4)	(10)	135

Total other comprehensive income (loss)	930	(4,053)	2,455

Comprehensive income	$13,356	$7,917	$15,829

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)	Shares of Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation — ESOP	Unearned Compensation — Restricted Shares	Total
Balance at December 31, 2009	22,098,565	$100,972	$109,189	$5,583	$(4,535)	$(7,452)	$(3,342)	$200,415
Net income	—	—	13,374	—	—	—	—	13,374
Other comprehensive income	—	—	—	2,455	—	—	—	2,455
Issuance of 514,109 shares to Meridian Financial Services, Incorporated, the mutual holding company	514,109	(4,505)	—	—	4,505	—	—	—
Purchase of treasury stock	(188,827)	—	—	—	(2,091)	—	—	(2,091)
ESOP shares earned (41,400 shares)	—	26	—	—	—	414	—	440
Share-based compensation expense	57,030	512	—	—	—	—	506	1,018

Balance at December 31, 2010	22,480,877	97,005	122,563	8,038	(2,121)	(7,038)	(2,836)	215,611
Net income	—	—	11,970	—	—	—	—	11,970
Other comprehensive loss	—	—	—	(4,053)	—	—	—	(4,053)
Purchase of treasury stock	(392,663)	—	—	—	(5,196)	—	—	(5,196)
ESOP shares earned (41,400 shares)	—	118	—	—	—	414	—	532
Share-based compensation expense	61,195	546	—	—	—	—	534	1,080

Balance at December 31, 2011	22,149,409	97,669	134,533	3,985	(7,317)	(6,624)	(2,302)	219,944
Net income	—	—	12,426	—	—	—	—	12,426
Other comprehensive income	—	—	—	930	—	—	—	930
Purchase of treasury stock	(87,504)	—	—	—	(1,160)	—	—	(1,160)
ESOP shares earned (41,400 shares)	—	192	—	—	—	414	—	606
Share-based compensation expense	62,365	596	—	—	—	—	574	1,170
Stock options exercised	11,585	(119)	—	—	146	—	—	27

Balance at December 31, 2012	22,135,855	$98,338	$146,959	$4,915	$(8,331)	$(6,210)	$(1,728)	$233,943

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$12,426	$11,970	$13,374
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(440)	(1,821)	(3,594)
ESOP shares earned	606	532	440
Provision for loan losses	8,581	3,663	3,181
(Accretion) amortization of net deferred loan origination costs/fees	(9)	266	84
Net amortization of securities available for sale	288	672	1,103
Capitalization of mortgage servicing rights	(708)	(141)	(359)
Amortization of mortgage servicing rights	313	193	216
Change in valuation allowance on mortgage servicing rights	70	—	—
Depreciation and amortization expense	2,125	2,300	2,472
Gain on sales of securities, net	(5,568)	(4,464)	(1,790)
Gain on sales of loans held in portfolio, net	—	—	(352)
Loss (gain) and provision for foreclosed real estate	385	11	(117)
Deferred income tax (benefit) provision	(2,781)	611	1,149
Income from bank-owned life insurance	(1,201)	(1,221)	(1,169)
Equity income on investment in affiliate bank	(310)	(1,110)	(492)
Gain on sale of investment in affiliate bank	(4,819)	—	—
Share-based compensation expense	1,170	1,080	1,018
Net changes in:
Loans held for sale	(10,310)	8,821	(7,139)
Accrued interest receivable	537	261	61
Prepaid deposit insurance	1,257	1,769	2,088
Other assets	1,925	3,269	(842)
Accrued expenses and other liabilities	(287)	6,417	(184)

Net cash provided by operating activities	3,250	33,078	9,148

Cash flows from investing activities:
Cash provided by business combination	—	—	14,422
Maturities of certificates of deposit	2,500	—	3,100
Purchases of certificates of deposit	—	(2,500)	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	164,894	164,415	68,645
(Purchase) redemption of mutual funds, net	(4,784)	4,855	8,131
Proceeds from sales	38,743	43,417	12,278
Purchases	(108,570)	(189,578)	(105,380)
Proceeds from sale of investment in affiliate bank	6,600	—	—
Loans originated, net of principal payments received	(455,030)	(174,094)	(55,819)
Proceeds from sales of fixed-rate loans held in portfolio	—	—	34,488
Purchases of premises and equipment	(3,770)	(4,783)	(2,977)
Redemption of Federal Home Loan Bank stock	474	—	—
Capitalized costs on foreclosed real estate	(8)	(58)	(369)
Proceeds from sales of foreclosed real estate	1,957	2,226	3,989

Net cash used in investing activities	(356,994)	(156,100)	(19,492)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from financing activities:
Net increase in deposits	260,981	145,344	153,911
Net change in borrowings with maturities less than three months	(16,527)	4,541	(13,224)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	90,000	—	25,475
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(43,070)	(20,475)	(18,200)
Stock options exercised	27	—	—
Purchase of treasury stock	(1,160)	(5,196)	(2,091)

Net cash provided by financing activities	290,251	124,214	145,871

Net change in cash and cash equivalents	(63,493)	1,192	135,527
Cash and cash equivalents at beginning of year	156,685	155,493	19,966

Cash and cash equivalents at end of year	$93,192	$156,685	$155,493

Supplemental cash flow information:
Interest paid on deposits	$15,846	$18,424	$18,926
Interest paid on borrowings	3,857	4,591	5,030
Income taxes paid, net of refunds	8,011	2,868	7,004
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,085	1,952	2,967
Receipt of common stock from sale of investment in affiliate bank	11,136	—	—
In conjunction with the acquisition detailed in Note 2 to the Consolidated Financial Statements:
Fair value of assets acquired, net of cash acquired	—	—	450,576
Fair value of liabilities assumed	—	—	464,998

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc., a 59.5%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company, and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”). The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”) and Meridian Interstate Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company held a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which was accounted for using the equity method of accounting, under which the Company’s share of the net income or loss of the affiliate was recognized as income or loss in the Company’s consolidated statement of net income. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBTB”) and NBT Bank, N.A. which was completed on June 8, 2012, with the Company recognizing a pre-tax gain of $4.8 million and receiving $6.6 million of cash and 547,481 NBTB shares with a fair value $11.1 million as proceeds from the sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2012, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $47.0 million.

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

Securities Available for Sale

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component in other comprehensive income/loss, net of tax effects. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2012 and 2011, no impairment has been recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-accrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2012 or 2011.

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

Commercial real estate loans — Loans in this segment are primarily income-producing properties such as apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. These properties are generally located in the greater Boston metropolitan area and certain other areas in eastern Massachusetts, and in southeastern New Hampshire and Maine. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans — Loans in this segment primarily include loans for construction of commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. The Company also originates loans to individuals and to builders to finance the construction of residential dwellings. Most of these construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value upon completion of the project. Management carefully monitors the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals.

Commercial business loans — Loans in this segment are made to businesses in the Company’s market area and are generally secured by real estate or other assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consumer loans — Loans in this segment may include automobile loans, loans secured by passbook or certificate accounts and overdraft loans and repayment is dependent on the credit quality of the individual borrower.

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

An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Bank-Owned Life Insurance

The Bank has purchased insurance policies on the lives of certain directors, executive officers and employees. Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, if material.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, if material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is subject to an annual review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company would not be required to calculate the fair value of the Company unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares the book value of the Company to the fair value of the Company. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2012 or 2011 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2012, 2011 and 2010.

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Net income available to common stockholders	$12,426	$11,970	$13,374

Average number of common shares outstanding	21,470,945	21,603,084	21,819,129
Effect of unvested stock awards	158,723	202,059	252,918

Basic weighted average shares outstanding	21,629,668	21,805,143	22,072,047
Effect of dilutive stock options	228,713	126,720	8,958

Diluted weighted average shares outstanding	21,858,381	21,931,863	22,081,005

Earnings per share:
Basic	$0.57	$0.55	$0.61
Diluted	$0.57	$0.55	$0.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options for 17,500, 58,600 and 309,340 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2012, 2011 and 2010.

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

	December 31,
(In thousands)	2012	2011
Securities available for sale:
Net unrealized gain on securities available for sale	$9,063	$7,698
Tax effect	(3,615)	(3,126)

Net-of-tax amount	5,448	4,572

Defined benefit plans:
Supplemental director retirement plan:
Unrecognized net actuarial loss	(302)	(356)
Unrecognized prior service cost	(90)	(118)

Total	(392)	(474)
Tax effect	137	161

Net-of-tax amount	(255)	(313)

Long-term health care plan:
Unrecognized net actuarial loss	(161)	(107)
Unrecognized prior service cost	(266)	(308)

Total	(427)	(415)
Tax effect	149	141

Net-of-tax amount	(278)	(274)

	$4,915	$3,985

Unrecognized prior service costs amounting to $28,000 and $18,000, included in accumulated other comprehensive income at December 31, 2012, are expected to be recognized as a component of net periodic retirement plan cost and long-term health care cost, respectively, for the year ending December 31, 2013. Additionally, actuarial losses amounting to $60,000, included in other comprehensive income at December 31, 2012, are expected to be recognized as a component of net periodic retirement plan cost for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the consolidated financial statements but for which the fair value is disclosed. The amendments in ASU 2011-04 are to be applied prospectively. The Company adopted ASU 2011-04 during the first quarter of 2012 resulting in additional disclosures – see Note 15.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU No. 2011-05 amends the disclosure requirements for the presentation of comprehensive income, with no change in measurement. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The Company adopted ASU 2011-05 during the first quarter 2012 resulting in an additional financial statement – see Consolidated Statements of Comprehensive Income.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. ASU No. 2012-03 amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics. The adoption was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. ASU No. 2012-04 clarifies the FASB Accounting Standards Codification (the “Codification”) or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Fair Value Measurement (Topic 820). Amendments to the Codification without transition guidance are effective upon issuance; amendments subject to transitions guidance will be effective the fiscal periods beginning after December 15, 2012. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

2.    ACQUISITION

In an effort to expand and diversify its market area, the Company completed its acquisition of Mt. Washington Co-operative Bank, a Massachusetts-chartered mutual co-operative bank (“Mt. Washington”), on January 4, 2010 through the merger of Mt. Washington with and into the Bank. Each Mt. Washington branch office has become a branch office of East Boston Savings Bank, and such branch offices now operate under the name “Mt. Washington Bank, A Division of East Boston Savings Bank.” Pursuant to the merger agreement, the Company issued 514,109 shares of its common stock to Meridian, the Company’s top-tier mutual holding company. The shares issued reflect the value of Mt. Washington as determined by the average of two independent appraisals. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In addition, the Company contributed $15.0 million of capital to the Bank in connection with the acquisition.

The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $284,000 for the year ended December 31, 2010. The acquisition method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition:

Assets acquired and liabilities assumed	Amount
(In thousands)
Cash and cash equivalents	$14,422
Certificates of deposit	100
Securities available for sale, at fair value	45,491
Federal Home Loan Bank Stock, at cost	7,933
Loans held for sale	4,919
Loans, net	345,320
Bank-owned life insurance	8,939
Foreclosed real estate, net	1,747
Premises and equipment, net	10,618
Accrued interest receivable	1,373
Deferred tax asset, net	6,875
Goodwill	13,687
Other assets	3,574

Total assets acquired	$464,998

Deposits	$380,438
FHLB Borrowings	80,932
Accrued expenses and other liabilities	3,628

Total liabilities assumed	$464,998

The following is a summary of the unaudited pro forma financial results of operations as if the Company acquired Mt. Washington on January 1, 2010:

(In thousands, except per share amounts)	Year Ended December 31, 2010
Net interest income	$61,176
Net income	13,583
Net income per share — Basic	0.62
Net income per share — Diluted	0.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Debt securities:
Corporate bonds:
Financial services	$76,044	$2,480	$(71)	$78,453
Industry and manufacturing	14,846	449	—	15,295
Consumer products and services	12,259	355	—	12,614
Technology	2,506	—	(29)	2,477
Healthcare	11,041	461	—	11,502
Other	1,018	61	—	1,079

Total corporate bonds	117,714	3,806	(100)	121,420
Government-sponsored enterprises	53,084	94	(29)	53,149
Municipal bonds	7,236	225	—	7,461
Residential mortgage-backed securities:
Government-sponsored enterprises	16,280	1,019	(1)	17,298
Private label	3,169	140	—	3,309

Total debt securities	197,483	5,284	(130)	202,637

Marketable equity securities:
Common stocks:
Financial services	11,354	622	(67)	11,909
Industry and manufacturing	10,922	1,329	(157)	12,094
Consumer products and services	11,849	1,284	(59)	13,074
Technology	1,847	11	(8)	1,850
Healthcare	3,757	560	(9)	4,308
Other	2,677	422	—	3,099

Total common stocks	42,406	4,228	(300)	46,334
Money market mutual funds	13,833	—	(19)	13,814

Total marketable equity securities	56,239	4,228	(319)	60,148

Total securities available for sale	$253,722	$9,512	$(449)	$262,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Debt securities:
Corporate bonds:
Financial services	$75,235	$871	$(2,012)	$74,094
Industry and manufacturing	27,023	911	(11)	27,923
Consumer products and services	26,087	1,092	(15)	27,164
Technology	12,762	177	(22)	12,917
Healthcare	20,104	885	—	20,989
Other	2,535	82	—	2,617

Total corporate bonds	163,746	4,018	(2,060)	165,704
Government-sponsored enterprises	82,898	299	(2)	83,195
Municipal bonds	7,401	173	—	7,574
Residential mortgage-backed securities:
Government-sponsored enterprises	25,296	1,369	(1)	26,664
Private label	7,322	77	(344)	7,055

Total debt securities	286,663	5,936	(2,407)	290,192

Marketable equity securities:
Common stocks:
Financial services	4,808	304	(547)	4,565
Industry and manufacturing	5,215	862	(36)	6,041
Consumer products and services	13,553	1,812	(113)	15,252
Technology	2,479	687	(23)	3,143
Healthcare	2,461	432	—	2,893
Other	3,304	809	—	4,113

Total common stocks	31,820	4,906	(719)	36,007
Money market mutual funds	9,049	—	(18)	9,031

Total marketable equity securities	40,869	4,906	(737)	45,038

Total securities available for sale	$327,532	$10,842	$(3,144)	$335,230

At December 31, 2012 and 2011, securities with an amortized cost of $37.9 million and $6.4 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2012 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate bonds:
Financial services	$3,294	$3,372	$66,171	$68,239	$6,579	$6,842	$76,044	$78,453
Industry and manufacturing	1,000	1,002	13,846	14,293	—	—	14,846	15,295
Consumer products and services	996	1,016	11,263	11,598	—	—	12,259	12,614
Technology	—	—	2,506	2,477	—	—	2,506	2,477
Healthcare	—	—	11,041	11,502	—	—	11,041	11,502
Other	—	—	1,018	1,079	—	—	1,018	1,079

Total corporate bonds	5,290	5,390	105,845	109,188	6,579	6,842	117,714	121,420
Government-sponsored enterprises	—	—	97	101	52,987	53,048	53,084	53,149
Municipal bonds	1,460	1,463	4,377	4,515	1,399	1,483	7,236	7,461
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	4	4	16,276	17,294	16,280	17,298
Private label	—	—	—	—	3,169	3,309	3,169	3,309

Total	$6,750	$6,853	$110,323	$113,808	$80,410	$81,976	$197,483	$202,637

For the years ended December 31, 2012, 2011 and 2010, proceeds from sales of securities available for sale amounted to $38.7 million, $43.4 million and $12.3 million, respectively. Gross gains of $5.7 million, $5.0 million and $2.0 million and gross losses of $100,000, $486,000 and $219,000, respectively, were realized on those sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to securities available for sale as of December 31, 2012 and 2011, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2012
Debt securities:
Corporate bonds:
Financial services	$14	$2,986	$57	$4,442
Technology	29	2,477	—	—

Total corporate bonds	43	5,463	57	4,442
Government-sponsored enterprises	29	8,962	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	1	8	—	—

Total debt securities	73	14,433	57	4,442

Marketable equity securities:
Common stocks:
Financial services	46	7,193	21	217
Industry and manufacturing	157	2,654	—	—
Consumer products and services	59	1,077	—	—
Technology	8	936	—	—
Healthcare	9	612	—	—

Total common stocks	279	12,472	21	217
Money market mutual funds	—	—	19	1,004

Total marketable equity securities	279	12,472	40	1,221

Total temporarily impaired securities	$352	$26,905	$97	$5,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2011
Debt securities:
Corporate bonds:
Financial services	$1,937	$39,418	$75	$923
Industry and manufacturing	11	1,937	—	—
Consumer products and services	15	1,695	—	—
Technology	22	2,488	—	—

Total corporate bonds	1,985	45,538	75	923
Government-sponsored enterprises	2	998	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	1	212	—	—
Private label	231	5,736	113	322

Total debt securities	2,219	52,484	188	1,245

Marketable equity securities:
Common stocks:
Financial services	443	2,126	104	620
Industry and manufacturing	36	688	—	—
Consumer products and services	113	1,880	—	—
Technology	23	737	—	—

Total common stocks	615	5,431	104	620
Money market mutual funds	—	—	18	985

Total marketable equity securities	615	5,431	122	1,605

Total temporarily impaired securities	$2,834	$57,915	$310	$2,850

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2012 and 2011. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of December 31, 2012, the net unrealized gain on the total debt securities portfolio was $5.2 million. At December 31, 2012, 15 debt securities had unrealized losses with aggregate depreciation of 0.7% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

As of December 31, 2012, the net unrealized gain on the total marketable equity portfolio was $3.9 million. At December 31, 2012, 19 marketable equity securities have unrealized losses with aggregate depreciation of 2.3% from the Company’s cost basis. Two equity securities had fair value declines of 15.0% or more for less than twelve months, with net unrealized losses of $116,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

4.    LOANS

A summary of loans follows:

	December 31,
(Dollars in thousands)	2012	2011
Real estate loans:
Residential real estate:
One-to four-family	$443,228	$417,889
Multi-family	178,948	176,668
Home equity lines of credit	60,907	60,989
Commercial real estate	795,642	528,585
Construction	173,255	93,158

Total real estate loans	1,651,980	1,277,289
Commercial business loans	147,814	71,544
Consumer	7,143	5,195

Total loans	1,806,937	1,354,028
Allowance for loan losses	(20,504)	(13,053)
Net deferred loan origination (fees) costs	(94)	326

Loans, net	$1,786,339	$1,341,301

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012 and 2011, the Company was servicing loans for participants aggregating $41.1 million and $25.6 million, respectively.

As a result of the Mt. Washington Co-operative Bank acquisition in January 2010, the Company acquired loans at fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	December 31,
(In thousands)	2012	2011
Real estate loans:
Residential real estate:
One-to four-family	$7,581	$7,754
Multi-family	1,280	1,862
Home equity lines of credit	568	624
Commercial real estate	1,646	3,265
Construction	—	1,588

Total real estate loans	11,075	15,093
Commercial business loans	78	90
Consumer	4	4

Outstanding principal balance	11,157	15,187
Discount	(2,595)	(3,167)

Carrying amount	$8,562	$12,020

A rollforward of accretable yield follows:

	Years Ended December 31,
(In thousands)	2012	2011
Beginning Balance	$1,181	$—
Reclassification from nonaccretable discount	—	1,188
Accretion	(44)	(7)
Disposals	(90)	—

Ending Balance	$1,047	$1,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the allowance for loan losses and related information follows:

	At or For the Year Ended December 31, 2012
(In thousands)	One-to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
Beginning balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053
Provision for loan losses	919	114	33	3,917	2,382	1,102	114	—	8,581
Charge-offs	(599)	(72)	(52)	(719)	(398)	—	(164)	—	(2,004)
Recoveries	326	28	—	227	242	11	40	—	874

Ending balance	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504

Amount of allowance for loan losses for loans deemed to be impaired	$128	$90	$—	$204	$227	$—	$—	$—	$649
Amount of allowance for loan losses for loans not deemed to be impaired	2,379	1,341	226	10,201	3,429	2,174	105	—	19,855

	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$31	$90	$—	$9	$—	$—	$—	$—	$130

Loans deemed to be impaired	$4,486	$5,784	$22	$12,146	$18,319	$424	$—		$41,181
Loans not deemed to be impaired	438,742	173,164	60,885	783,496	154,936	147,390	7,143		1,765,756

	$443,228	$178,948	$60,907	$795,642	$173,255	$147,814	$7,143		$1,806,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At or For the Year Ended December 31, 2011
(In thousands)	One-to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
Beginning balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision (credit) for loan losses	795	280	136	1,875	(240)	685	132	—	3,663
Charge-offs	(192)	—	(123)	(150)	(869)	(72)	(96)	—	(1,502)
Recoveries	128	43	5	17	497	—	47	—	737

Ending balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053

Amount of allowance for loan losses for loans deemed to be impaired	$211	$44	$8	$220	$3	$4	$—	$—	$490
Amount of allowance for loan losses for loans not deemed to be impaired	1,650	1,317	237	6,760	1,427	1,057	115	—	12,563

	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$79	$44	$—	$—	$3	$—	$—	$—	$126

Loans deemed to be impaired	$5,352	$5,257	$124	$12,739	$34,265	$1,115	$—		$58,852
Loans not deemed to be impaired	412,537	171,411	60,865	515,846	58,893	70,429	5,195		1,295,176

	$417,889	$176,668	$60,989	$528,585	$93,158	$71,544	$5,195		$1,354,028

	Year Ended December 31, 2010
(In thousands)	One-to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
Beginning balance	$1,730	$467	$128	$4,435	$1,859	$586	$37	$—	$9,242
Provision (credit) for loan losses	141	642	221	1,181	944	(53)	105	—	3,181
Charge-offs	(826)	(71)	(122)	(378)	(1,322)	(93)	(199)	—	(3,011)
Recoveries	85	—	—	—	561	8	89	—	743

Ending balance	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information about the Company’s past due and non-accrual loans:

	December 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
Real estate loans:
Residential real estate:
One-to four-family	$3,996	$2,476	$8,990	$15,462	$18,870
Multi-family	—	—	364	364	976
Home equity lines of credit	767	674	754	2,195	2,674
Commercial real estate	1,722	379	3,671	5,772	8,844
Construction	496	—	6,553	7,049	7,785

Total real estate loans	6,981	3,529	20,332	30,842	39,149
Commercial business loans	201	—	318	519	424
Consumer	479	132	—	611	—

Total	$7,661	$3,661	$20,650	$31,972	$39,573

	December 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
Real estate loans:
Residential real estate:
One-to four-family	$5,399	$2,652	$6,204	$14,255	$15,795
Multi-family	2,350	659	436	3,445	1,605
Home equity lines of credit	1,695	552	892	3,139	1,765
Commercial real estate	3,834	—	3,641	7,475	11,588
Construction	475	2,511	16,316	19,302	22,434

Total real estate loans	13,753	6,374	27,489	47,616	53,187
Commercial business loans	51	5	266	322	508
Consumer	510	210	—	720	—

Total	$14,314	$6,589	$27,755	$48,658	$53,695

At December 31, 2012 and 2011, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at December 31, 2012 and 2011 included $2.3 million and $5.2 million of loans acquired with evidence of credit deterioration. At December 31, 2012 and 2011, non-accrual loans included $3.9 million and $6.8 million of loans acquired with evidence of credit deterioration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information with respect to the Company’s impaired loans:

	At or For the Year Ended December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$2,157	$2,465		$2,319	$137	$96
Multi-family	5,419	5,893		8,580	717	717
Home equity lines of credit	22	22		23	1	1
Commercial real estate	9,752	10,054		12,080	778	443
Construction	16,726	17,818		21,276	1,306	686
Commercial business loans	424	502		674	54	54

Total	34,500	36,754		44,952	2,993	1,997

Impaired loans with a valuation allowance:
One-to four-family	2,329	2,330	$128	2,191	108	100
Multi-family	365	482	90	379	35	—
Home equity lines of credit	—	—	—	—	—	—
Commercial real estate	2,394	2,394	204	2,399	79	55
Construction	1,593	1,787	227	1,751	122	20
Commercial business loans	—	—	—	—	—	—

Total	6,681	6,993	649	6,720	344	175

Total impaired loans	$41,181	$43,747	$649	$51,672	$3,337	$2,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At or For the Year Ended December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$3,542	$4,044		$3,588	$260	$230
Multi-family	4,821	4,849		4,259	391	390
Home equity lines of credit	100	100		100	7	7
Commercial real estate	7,624	7,988		7,194	632	522
Construction	33,110	34,193		25,670	2,472	1,750
Commercial business loans	514	617		449	77	69

Total	49,711	51,791		41,260	3,839	2,968

Impaired loans with a valuation allowance:
One-to four-family	1,810	1,960	$211	1,697	84	58
Multi-family	436	482	44	87	37	25
Home equity lines of credit	24	24	8	24	1	1
Commercial real estate	5,115	5,115	220	5,189	327	188
Construction	1,155	1,740	3	1,179	100	—
Commercial business loans	601	601	4	241	46	46

Total	9,141	9,922	490	8,417	595	318

Total impaired loans	$58,852	$61,713	$490	$49,677	$4,434	$3,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
Impaired loans without a valuation allowance:
One-to four-family	$3,745	$274	$227
Multi-family	3,286	364	337
Home equity lines of credit	107	11	11
Commercial real estate	3,836	457	403
Construction	16,504	1,330	997
Commercial business loans	89	11	9

Total	27,567	2,447	1,984

Impaired loans with a valuation allowance:
One-to four-family	673	56	56
Multi-family	—	—	—
Home equity lines of credit	5	2	2
Commercial real estate	5,165	179	170
Construction	148	18	7
Commercial business loans	8	1	1

Total	5,999	256	236

Total impaired loans	$33,566	$2,703	$2,220

At December 31, 2012, additional funds of $2.8 million are committed to be advanced in connection with impaired construction loans.

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	December 31,
(In thousands)	2012	2011
TDRs on accrual status:
One-to four-family	$1,992	$1,269
Multi-family	110	—
Home equity lines of credit	22	—
Commercial real estate	1,393	—
Construction	3,319	—

Total TDRs on accrual status	6,836	1,269

TDRs on non-accrual status:
One-to four-family	2,493	2,052
Commercial real estate	4,466	4,663
Construction	3,838	7,715

Total TDRs on non-accrual status	10,797	14,430

Total TDRs	$17,633	$15,699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of troubled debt restructurings modified during the periods indicated:

	Years Ended December 31,
	2012			2011			2010
(Dollars In thousands)	Number of Loans	Pre- Modification Balance	Post- Modification Balance	Number of Loans	Pre- Modification Balance	Post- Modification Balance	Number of Loans	Pre- Modification Balance	Post- Modification Balance
Real estate loans:
One-to four-family	6	$1,433	$1,433	9	$2,185	$2,185	5	$1,036	$1,036
Multi-family	1	110	110	—	—	—	—	—	—
Commercial real estate	1	1,395	1,395	1	3,450	3,450	1	4,797	4,797
Construction	—	—	—	2	2,237	2,237	1	4,181	4,181

Total	8	$2,938	$2,938	12	$7,872	$7,872	7	$10,014	$10,014

The following provides information on how loans were modified as TDRs during the periods indicated:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Adjusted interest rates	$1,433	$5,635	$5,458
Combination of rate and maturity	1,505	2,237	4,556

Total	$2,938	$7,872	$10,014

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2012 and 2011, the allowance for loan losses included an allocated component of $226,000 and $81,000, respectively, with no charge-offs related to the TDRs modified during the year.

The following is a summary of TDRs that defaulted or were 90 days past due in the first twelve months after restructure:

	Years Ended December 31,
	2012		2011
(Dollars In thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real estate loans:
One-to four-family	5	$908	3	$812
Construction	—	—	2	6,031

Total	5	$908	5	$6,843

Loans modified as TDRs with payment defaults are considered in the allocated component of the allowance for loan losses for each of the Company’s loan portfolio segments. The Company’s historical loss experience factors include charge-offs on loans modified as TDRs, if any, as adjusted for additional qualitative factors such as levels/trends in delinquent and non-accrual loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:

•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 4 and 4A: Loans in these categories are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all multi-family, commercial real estate, construction and commercial business loans. The Company also engages an independent third-party to review a significant portion of loans within these segments on at least an annual basis. Management uses the results of these reviews as part of its annual review process.

The following tables provide information with respect to the Company’s risk rating:

	December 31, 2012
(In thousands)	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
Loans rated 1 — 4A	$172,825	$784,060	$154,969	$147,258
Loans rated 5	6,123	11,582	18,286	556
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$178,948	$795,642	$173,255	$147,814

	December 31, 2011
(In thousands)	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
Loans rated 1 — 4A	$165,754	$516,059	$62,992	$70,650
Loans rated 5	10,914	12,526	30,166	894
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$176,668	$528,585	$93,158	$71,544

For one-to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    SERVICING

Loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage service assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others amounted to $174.3 million, $127.4 million and $134.4 million at December 31, 2012, 2011 and 2010, respectively.

Included in loans serviced for others at December 31, 2012, 2011 and 2010 is $80.1 million, $60.6 million and $57.1 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2012, 2011 and 2010, the maximum contingent liability associated with loans sold with recourse is $3.0 million, $1.9 million and $2.9 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The fair value of servicing rights was determined using discounts rates ranging from 7.50% to 10.50% and projected prepayment speeds from the Securities Industry & Financial Markets Association PSA tables ranging from 362 to 435.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Mortgage servicing rights:
Balance at beginning of year	$533	$585	$442
Additions	708	141	359
Amortization	(313)	(193)	(216)

Balance at end of year	928	533	585
Valuation allowance:
Balance at beginning of year	—	—	—
Write-downs	70	—	—

Balance at end of year	70	—	—

Mortgage servicing assets, net	$858	$533	$585

Fair value of mortgage servicing assets	$1,065	$533	$585

The following servicing fees are included in loan fee income:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Contractually specified servicing fees	$354	$288	$300
Late fees	10	11	6
Ancillary fees	3	2	2

	$367	$301	$308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    FORECLOSED REAL ESTATE

At December 31, 2012, foreclosed assets consist of one townhouse construction development project, two commercial properties and three residential properties held for sale.

Foreclosed real estate is presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed real estate is as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of year	$638	$413	$400
Provision for losses	418	241	63
Charge-offs	(541)	(16)	(50)

Balance at end of year	$515	$638	$413

Expenses applicable to foreclosed real estate include the following:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net gain on sales	$(33)	$(230)	$(180)
Provision for losses	418	241	63
Operating expenses, net of rental income	214	317	605

Total foreclosed real estate expenses	$599	$328	$488

7.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
(In thousands)	2012	2011
Land and land improvements	$8,243	$7,731	N/A
Buildings	32,850	31,809	40 years
Leasehold improvements	4,022	3,188	5-20 years
Equipment	14,398	13,002	3-7 years

	59,513	55,730
Less accumulated depreciation and amortization	(20,794)	(18,739)

	$38,719	$36,991

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $2.1 million, $2.3 million and $2.5 million respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2012, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2013	$1,021
2014	1,205
2015	1,215
2016	1,139
2017	1,029
Thereafter	5,116

$10,725

Total rent expense for all operating leases amounted to $963,000, $708,000 and $441,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

8.    DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
(In thousands)	2012	2011
Demand deposits	$204,079	$145,274
NOW deposits	180,629	153,651
Money market deposits	606,861	445,868
Regular and other deposits	245,634	213,266

Total non-certificate accounts	1,237,203	958,059

Term certificates less than $100,000	300,648	322,482
Term certificates $100,000 and greater	327,582	323,947

Total term certificates	628,230	646,429

Total deposits	$1,865,433	$1,604,488

A summary of term certificates, by maturity, follows:

(Dollars in thousands)	December 31, 2012		December 31, 2011
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Within 1 year	$350,988	1.06%	$371,924	1.43%
Over 1 year to 2 years	151,237	1.63	110,827	1.76
Over 2 years to 3 years	74,701	2.14	89,221	2.09
Over 3 years to 4 years	30,120	2.30	43,904	2.88
Over 4 years to 5 years	18,261	1.84	27,265	2.37
Greater than 5 years	2,923	4.44	3,288	4.45

	$628,230	1.42%	$646,429	1.73%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    BORROWINGS

Long-term debt consists of FHLB advances as follows:

(Dollars in thousands)	December 31, 2012		December 31, 2011
Maturing During the Year Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012	$—	—%	$42,693	2.27%
2013	44,323	3.10	44,730	2.90
2014	4,000	2.37	4,000	2.37
2015	17,000	2.25	17,000	2.25
2016	6,500	3.99	6,500	3.99
2017	77,500	1.35	—	—
2018	—	—	—	—
2019	11,931	1.23	—	—

	$161,254	2.05%	$114,923	2.61%

At December 31, 2012, advances amounting to $31.5 million are callable by the FHLB prior to maturity.

At December 31, 2011, short-term borrowings consisted of federal funds purchased from our affiliate bank of $6.5 million and federal funds purchased from a non-affiliate institution of $10.1 million, both with a weighted average rate of 0.15%.

As of December 31, 2012, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of December 31, 2012 and 2011. All borrowings from the FHLB are secured by investment securities (see Note 3) and a blanket lien on qualified collateral, principally of first mortgage loans on owner-occupied residential property held in the Bank’s portfolio.

10.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Current tax provision:
Federal	$7,269	$4,805	$4,145
State	1,842	1,185	2,087

Total current provision	9,111	5,990	6,232

Deferred tax provision (benefit):
Federal	(2,246)	500	1,857
State	(535)	111	(267)

Total deferred provision (benefit)	(2,781)	611	1,590
Change in valuation reserve	—	—	(441)

Total deferred provision	(2,781)	611	1,149

Total tax provision	$6,330	$6,601	$7,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.5	4.5	6.4
Dividends received deduction	(1.9)	(1.4)	(1.0)
Bank-owned life insurance	(2.2)	(2.3)	(1.1)
Tax exempt income	(3.1)	(0.5)	(0.2)
Non-deductible acquisition expenses	—	—	0.2
Change in valuation reserve	—	—	(2.2)
Other, net	1.4	0.2	(0.5)

Effective tax rates	33.7%	35.5%	35.6%

The components of the net deferred tax asset are as follows:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Federal	$11,816	$9,050
State	3,353	2,675

	15,169	11,725

Deferred tax liabilities:
Federal	(4,372)	(3,450)
State	(1,087)	(841)

	(5,459)	(4,291)

Net deferred tax asset	$9,710	$7,434

The tax effects of each item that give rise to deferred tax assets are as follows:

	December 31,
(In thousands)	2012	2011
Net unrealized gain on securities available for sale	$(3,615)	$(3,126)
Depreciation and amortization	(1,293)	(422)
Other-than-temporary impairment losses	97	175
Allowance for loan losses	8,376	5,332
Employee benefit and retirement plans	3,102	2,654
Acquisition accounting	2,581	2,930
Other, net	462	(109)

Net deferred tax asset	$9,710	$7,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2012, 2011 and 2010.

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of year	$7,434	$5,441	$1,523
Deferred tax benefit (provision)	2,781	(611)	(1,149)
Deferred tax effects of:
Change in net unrealized gain (loss) on securities available for sale	(489)	2,511	(1,721)
Acquisition	—	—	6,875
Amortization of defined benefit plan net actuarial loss and prior service cost	(16)	93	(87)

Balance at end of year	$9,710	$7,434	$5,441

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2009 are open. Mt. Washington’s final income tax return as of January 4, 2010 is also open to audit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	December 31,
(In thousands)	2012	2011
Unadvanced portion of existing loans:
Construction	$166,482	$83,493
Home equity line of credit	39,698	38,085
Other lines and letters of credit	56,174	33,603
Commitments to originate:
One-to four-family	17,752	6,417
Commercial real estate	51,540	70,544
Construction	83,078	66,481
Commercial business loans	24,355	71,491
Other loans	205	4,725

Total loan commitments outstanding	$439,284	$374,839

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $35.9 million and $23.3 million were outstanding at December 31, 2012 and 2011, respectively. The fair value of such commitments was an asset of $288,000 and $536,000 at December 31, 2012 and 2011, respectively and is included in other assets.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $44.4 million and $10.8 million were outstanding at December 31, 2012 and 2011, respectively. The fair value of such commitments was a liability of $12,000 and $28,000 at December 31, 2012 and 2011, respectively and is included in other liabilities.

The following table presents the fair values of derivative instruments in the balance sheet.

	December 31, 2012
	Assets		Liabilities
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative loan commitments	Other assets	$288	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	12

Total		$288		$12

	December 31, 2011
	Assets		Liabilities
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative loan commitments	Other assets	$536	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	28

Total		$536		$28

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of income.

Derivative Instrument	Location of Gain (Loss)	Year Ended December 31, 2012 Amount of Gain (Loss)	Year Ended December 31, 2011 Amount of Gain (Loss)
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(248)	$536
Forward loan sale commitments	Mortgage banking gains, net	16	(28)

Total		$(232)	$508

For the year ended December 31, 2012, the Company recognized net mortgage banking gains of $2.4 million, consisting of $2.6 million in net gains on sale of loans and $232,000 in net derivative mortgage banking losses. For the year ended December 31, 2011, the Company recognized net mortgage banking gains of $2.1 million, consisting of $1.6 million in net gains on sale of loans and $508,000 in net derivative mortgage banking gains.

Other Commitments

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $11.2 million as of December 31, 2012, with total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual payments of $2.2 million. In addition, we had outstanding commitments as of December 31, 2012 totaling $545,000 for the construction of two new branches in Belmont and the Allston area of Boston, Massachusetts.

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

12.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2012, 2011 and 2010, expense attributable to the plan amounted to $1.1 million, $970,000 and $920,000, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2012 and 2011, the accrued liability for these agreements amounted to $3.5 million and $2.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a Supplemental Executive Retirement Plan for certain directors which provide for a defined benefit obligation, based on the director’s final average compensation. The plan is unfunded for tax purposes. The Company expects to contribute $196,000 to the plan in 2013. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	302	—	—
Benefits payments	(302)	—	—

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	1,245	828	674
Service cost	91	87	78
Interest cost	42	43	39
Benefit payments	(302)	—	—
Actuarial loss	15	287	37

Benefit obligation at end of year	1,091	1,245	828

Funded status	$(1,091)	$(1,245)	$(828)

Accrued benefit obligation	$(1,091)	$(1,245)	$(828)

Accumulated benefit obligation	$(1,006)	$(1,153)	$(729)

The assumptions used to determine benefit obligations are as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate	3.50%	4.25%	5.25%
Rate of compensation increase	3.00%	3.00%	3.00%
Retirement age	72	72	72

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Service cost	$91	$87	$78
Interest cost	42	43	39
Recognition of prior service cost	28	28	28
Amortization of unrecognized loss	68	—	—

	$229	$158	$145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to determine net periodic benefit costs are as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.25%	5.25%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Retirement age	72	72	72

The expected future benefit payments for the directors’ plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2013	$196
2014	355
2015	342
2016	—
2017	—
2018-2022	576

Supplemental executive retirement benefit expense for officers and directors amounted to $1.0 million, $791,000 and $700,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Long-Term Health Care Plan

The Company provides long-term health care policies for certain directors and executives. The plan is unfunded and has no assets. Information pertaining to activity in the plan is as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	44	44	44
Benefits payments	(44)	(44)	(44)

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	759	737	694
Interest cost	30	33	37
Benefit payments	(44)	(44)	(44)
Actuarial loss	56	33	50

Benefit obligation at end of year	801	759	737

Funded status	$(801)	$(759)	$(737)

Accumulated benefit obligation	$(801)	$(759)	$(737)

The assumptions used to determine benefit obligations are as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate	3.06%	4.06%	4.67%
Rate of premium increases	4.00%	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	30	33	37
Recognition of prior service cost	18	18	88
Recognized net actuarial losses	26	—	—

	$74	$51	$125

The assumptions used to determine net periodic benefit costs are as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.06%	4.67%	5.54%
Rate of premium increases	4.00%	4.00%	4.00%

The expected future contributions and benefit payments for this plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2013	$51
2014	53
2015	55
2016	58
2017	60
2018-2022	306

Share-Based Compensation Plan

On August 19, 2008, stockholders of the Company approved the 2008 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the award of up to 1,449,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”); provided, however, that no more than 1,035,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights and no more than 414,000 shares may be issued or delivered pursuant to restricted stock awards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilized the simplified method of calculating the expected term of the options granted in 2010, 2011 and 2012 because limited historical data specific to the shares exists at the present time. The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method. The weighted-average assumptions used for options granted during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Weighted Average Assumptions
	2012	2011	2010
Expected term (years)	6.50	6.50	6.50
Expected dividend yield	0.58%	0.62%	0.84%
Expected volatility	31.05%	29.84%	46.27%
Expected forfeiture rate	—%	—%	—%
Risk-free interest rate	1.18%	1.97%	3.02%
Fair value of options granted	$4.38	$4.07	$4.36

The weighted average grant date fair value of options granted in 2012, 2011 and 2010 was $77,000, $208,000 and $190,000, respectively.

A summary of options under the plan as of December 31, 2012, and activity during the year then ended, is presented below:

	Number of Shares	Weighted — Average Exercise Price
Options outstanding at beginning of year	933,600	$9.49
Granted	17,500	14.08
Exercised (options and SARs)	(24,900)	9.40
Forfeited	(28,750)	9.71

Outstanding at end of year	897,450	$9.58

Exercisable at end of year	593,570	$9.38

The following table summarizes information about options outstanding and options exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted — Average Remaining Contractual Life (in years)	Weighted — Average Exercise Price	Number of Shares	Weighted — Average Remaining Contractual Life (in years)	Weighted — Average Exercise Price
$8.50 - 9.00	303,150	6.70	$8.90	180,450	6.70	$8.90
$9.00 - 9.50	521,200	5.87	9.49	400,500	5.83	9.49
$10.50 - 11.00	2,500	7.57	10.75	1,000	7.57	10.75
$11.00 - 11.50	5,000	7.48	11.13	2,000	7.48	11.13
$12.00 - 12.50	20,600	8.90	12.23	4,120	8.90	12.23
$13.00 - 13.50	25,000	8.86	13.29	2,500	8.36	13.39
$13.50 - 14.00	15,000	8.52	13.73	3,000	8.52	13.73
$16.00 - 16.50	5,000	9.95	16.30	N/A	N/A	N/A

	897,450	6.38		593,570	6.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $6.5 million and $4.4 million for all outstanding and exercisable options, respectively, at December 31, 2012, based on a closing stock price of $16.78. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2012 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares or treasury shares.

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2012:

	Number of Shares	Weighted — Average Grant — Date Fair Value
Non-vested restricted stock at beginning of year	177,520	$9.80
Granted	9,500	14.34
Vested	(62,365)	9.56
Forfeited	(5,600)	10.54

Non-vested restricted stock at end of year	119,055	10.25

The total fair value of restricted shares vested in 2012 was $1.0 million.

For the years ended December 31, 2012, 2011 and 2010, compensation expense and the related tax benefit for the plan totaled $1.2 million and $309,000, $1.1 million and $288,000, and $1.0 million and $277,000, respectively.

As of December 31, 2012, there was $2.0 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Ownership Plan

The Company established an ESOP for its eligible employees effective January 1, 2008 to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 828,000 shares in the stock offering with the proceeds of a loan totaling $8.3 million from the Company’s subsidiary, Meridian Interstate Funding Corporation. The loan is payable annually over 20 years at a rate of 6.5%. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The Company’s annual cash contributions to the ESOP at a minimum will be sufficient to service the annual debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2013	$291
2014	310
2015	330
2016	351
2017	375
Therafter	5,384

$7,041

Shares held by the ESOP include the following:

	December 31,
(In thousands)	2012	2011
Allocated	166	125
Committed to be allocated	41	41
Unallocated	621	662

	828	828

The fair value of the unallocated shares was $10.4 million and $8.2 million at December 31, 2012 and 2011, respectively. Total compensation expense recognized in connection with the ESOP for 2012, 2011 and 2010 was $606,000, $532,000 and $440,000, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2012, 2011 and 2010 amounted to $388,000, $241,000 and $487,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2012, 2011 and 2010 amounted to $3.1 million, $1.9 million and $1.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    RELATED PARTY TRANSACTIONS

Loans

The following summarizes the activity with respect to loans made to the Company’s officers and directors, and their affiliates.

	Years Ended December 31,
(In thousands)	2012	2011
Balance at beginning of year	$6,728	$7,102
Additions	1,948	1,449
Reductions	(2,248)	(1,823)

Balance at end of year	$6,428	$6,728

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

Deposits

Deposits from related parties totaled $51.9 million and $49.1 million at December 31, 2012 and 2011, respectively. All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to Risk Weighted Assets):
Company	$237,527	11.9%	$159,344	8.0%	N/A	N/A
Bank	201,113	10.2	157,224	8.0	$196,531	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	215,255	10.8	79,672	4.0	N/A	N/A
Bank	178,852	9.1	78,612	4.0	117,918	6.0
Tier 1 Capital (to Average Assets):
Company	215,255	9.7	88,858	4.0	N/A	N/A
Bank	178,852	8.2	87,742	4.0	109,678	5.0

December 31, 2011
Total Capital (to Risk Weighted Assets):
Company	$217,156	13.7%	$127,244	8.0%	N/A	N/A
Bank	177,602	11.4	125,028	8.0	$156,285	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	202,219	12.7	63,622	4.0	N/A	N/A
Bank	162,661	10.4	62,514	4.0	93,771	6.0
Tier 1 Capital (to Average Assets):
Company	202,219	10.4	77,525	4.0	N/A	N/A
Bank	162,661	8.5	76,328	4.0	95,410	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2012		December 31, 2011
(In thousands)	Consolidated	Bank	Consolidated	Bank
Total stockholders’ equity per financial statements	$233,943	$197,399	$219,944	$180,962
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(4,915)	(4,774)	(3,985)	(4,561)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(86)	(86)	(53)	(53)

Total Tier 1 capital	215,255	178,852	202,219	162,661

Adjustments to total capital:
Allowance for loan losses	20,504	20,504	13,053	13,053
45% of net unrealized gains on marketable equity securities	1,768	1,757	1,884	1,888

Total regulatory capital	$237,527	$201,113	$217,156	$177,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidation Account

At the time of the minority stock offering which was completed on January 22, 2008, the Company established a liquidation account in the amount of $114.2 million, which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering. The liquidation account is maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offering. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date and amounted to $23.2 million at December 31, 2012. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2012, the Bank’s retained earnings available for the payment of dividends was $33.3 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $19.7 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchase Plan

As of December 31, 2012, the Company had repurchased 196,566 shares of its stock at an average price of $12.85 per share, or 21.7% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,600,494 shares at an average price of $10.45 per share since December 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-accrual loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits — The fair values disclosed for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets
Debt securities	$—	$202,637	$—	$202,637
Marketable equity securities	60,148	—	—	60,148
Derivative loan commitments	—	—	288	288

Total assets	$60,148	$202,637	$288	$263,073

Liabilities
Forward loan sale commitments	$—	$—	$12	$12

Total liabilities	$—	$—	$12	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value

Assets
Debt securities	$—	$290,192	$—	$290,192
Marketable equity securities	45,038	—	—	45,038
Derivative loan commitments	—	—	536	536

Total assets	$45,038	$290,192	$536	$335,766

Liabilities
Forward loan sale commitments	$—	$—	$28	$28

Total liabilities	$—	$—	$28	$28

For the year ended December 31, 2012, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Years Ended December 31,
(In thousands)	2012	2011
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$508	$—
Total realized and unrealized gains (losses) included in net income	(232)	508

Ending balance	$276	$508

Total realized gain relating to instruments still held at period end	$276	$508

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

	December 31, 2012			Year Ended December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$—	$—	$7,867	$(1,025)
Foreclosed real estate	—	—	2,604	(418)

	$—	$—	$10,471	$(1,443)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011			Year Ended December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$—	$—	$4,571	$(448)
Foreclosed real estate	—	—	3,853	(241)

	$—	$—	$8,424	$(689)

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

	December 31, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$93,192	$93,192	$—	$—	$93,192
Securities available for sale	262,785	60,148	202,637	—	262,785
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,800,841	—	—	1,843,529	1,843,529
Accrued interest receivable	6,745	—	—	6,745	6,745
Financial liabilities:
Deposits	1,865,433	—	—	1,874,226	1,874,226
Borrowings	161,254	—	164,176	—	164,176
Accrued interest payable	849	—	—	849	849
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	288	—	—	288	288
Forward loan sale commitments:
Liabilities	12	—	—	12	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$156,685	$156,685	$—	$—	$156,685
Certificates of deposit	2,500	—	2,516	—	2,516
Securities available for sale	335,230	45,038	290,192	—	335,230
Federal Home Loan Bank stock	12,538	—	—	12,538	12,538
Loans and loans held for sale, net	1,345,493	—	—	1,382,972	1,382,972
Accrued interest receivable	7,282	—	—	7,282	7,282
Financial liabilities:
Deposits	1,604,488	—	—	1,613,792	1,613,792
Borrowings	131,450	—	135,619	—	135,619
Accrued interest payable	972	—	—	972	972
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	536	—	—	536	536
Forward loan sale commitments:
Liabilities	28	—	—	28	28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Interstate Bancorp, Inc. is as follows:

	December 31,
(In thousands)	2012	2011
BALANCE SHEETS
Assets
Cash and cash equivalents — subsidiary	$718	$—
Cash and cash equivalents — other	63	63

Total cash and cash equivalents	781	63
Certificates of deposit — affiliate bank	—	2,500
Securities available for sale, at fair value	24,378	12,414
Investment in subsidiaries	207,162	190,443
Investment in affiliate bank	—	12,607
Other assets	2,131	2,156

Total assets	$234,452	$220,183

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$509	$239
Stockholders’ equity	233,943	219,944

Total liabilities and stockholders’ equity	$234,452	$220,183

	Years Ended December 31,
(In thousands)	2012	2011	2010
STATEMENTS OF INCOME
Income:
Interest and dividend income	$361	$220	$216
Equity income on investment in affiliate bank	310	1,110	492
Gain on sales of securities, net	364	—	—
Gain on sale of investment in affiliate bank	4,819	—	—

Total income	5,854	1,330	708
Operating expenses	880	800	568

Income before income taxes and equity in undistributed earnings of subsidiaries	4,974	530	140
Applicable income tax provision (benefit)	1,986	210	(194)

	2,988	320	334
Equity in undistributed earnings of subsidiaries	9,438	11,650	13,040

Net income	$12,426	$11,970	$13,374

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
(In thousands)	2012	2011	2010
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$12,426	$11,970	$13,374
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(9,438)	(11,650)	(13,040)
Equity income on investment in affiliate bank	(310)	(1,110)	(492)
Net amortization of securities available for sale	3	4	2
Gain on sales of securities, net	(364)	—	—
Gain on sale of investment in affiliate bank	(4,819)	—	—
Share-based compensation expense	295	294	301
(Increase) decrease in other assets	(66)	(125)	189
Increase (decrease) in other liabilities	270	226	(779)

Net cash used by operating activities	(2,003)	(391)	(445)

Cash flows from investing activities:
Purchases of certificates of deposit	—	(2,500)	—
Maturities of certificates of deposit	2,500	—	3,000
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	—	2,000	1,000
(Purchase) redemption of mutual funds, net	(4,764)	3,509	8,888
Proceeds from sales	4,518	—	—
Purchases	—	—	(7,049)
Proceeds from sale of investment in affiliate bank	6,600	—	—
Capital contribution to bank subsidiary	(5,000)	—	(15,000)
Transfer of bank-owned life insurance to bank subsidiary	—	—	4,333

Net cash provided (used) by investing activities	3,854	3,009	(4,828)

Cash flows from financing activities:
Purchase of treasury stock	(1,160)	(5,196)	(2,091)
Stock options exercised	27	—	—

Net cash used by financing activities	(1,133)	(5,196)	(2,091)

Net change in cash and cash equivalents	718	(2,578)	(7,364)
Cash and cash equivalents at beginning of year	63	2,641	10,005

Cash and cash equivalents at end of year	$781	$63	$2,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2012				2011
(Dollars in thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$22,183	$21,181	$20,968	$20,637	$19,738	$19,522	$19,541	$20,011
Interest expense	4,844	4,742	4,573	4,786	4,899	5,204	5,407	5,462

Net interest income	17,339	16,439	16,395	15,851	14,839	14,318	14,134	14,549
Provision for loan losses	2,803	2,344	2,170	1,264	1,272	1,563	486	342

Net interest income, after provision for loan losses	14,536	14,095	14,225	14,587	13,567	12,755	13,648	14,207
Non-interest income(1)	4,169	4,539	8,660	3,893	2,953	3,521	5,384	3,530
Non-interest expenses(2)	15,517	14,366	14,799	15,266	13,610	12,262	12,485	12,637

Income before income taxes	3,188	4,268	8,086	3,214	2,910	4,014	6,547	5,100
Provision for income taxes	1,079	1,554	2,639	1,058	946	1,384	2,382	1,889

Net income	$2,109	$2,714	$5,447	$2,156	$1,964	$2,630	$4,165	$3,211

Income per share:
Basic	$0.10	$0.13	$0.25	$0.10	$0.09	$0.12	$0.19	$0.15
Diluted	$0.10	$0.12	$0.25	$0.10	$0.09	$0.12	$0.19	$0.15
Weighted Average Shares:
Basic	21,617,801	21,606,540	21,630,660	21,662,471	21,668,365	21,721,219	21,852,665	21,982,714
Diluted	21,925,933	21,871,578	21,808,507	21,826,307	21,798,777	21,843,081	21,994,371	22,095,617

(1)

Non-interest income fluctuates each quarter primarily due to securities gains. Non-interest income for the second quarter of 2012 includes the gain on sale of investment in affiliate bank of $4.8 million.

(2)

Non-interest expenses for the fourth quarter of 2012 include an increase of $1.0 million in incentive compensation plan expense based on the Company’s achievement of various performance measures. Non-interest expenses for the fourth quarter of 2011 include costs associated with the expansion of residential and commercial lending capacity and the opening of a new branch office.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 12, “Employee Benefit Plans” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	897,450	$9.58	112,650
Equity compensation plans not approved by security holders	—	—	—

Total	897,450	$9.58	112,650

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the 2013 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2013 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — at December 31, 2012 and 2011

(C)	Consolidated Statements of Net Income — Years ended December 31, 2012, 2011 and 2010

(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2012, 2011 and 2010

(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2012, 2011 and 2010

(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	[Reserved]
10.9	[Reserved]
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
10.22	Incentive Compensation Plan
21	Subsidiaries of Registrant*
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements for the year ended December 31, 2012, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Date: March 15, 2013	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/s/ Mark L. Abbate Mark L. Abbate	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ Vincent D. Basile Vincent D. Basile	Director	March 15, 2013

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 15, 2013

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 15, 2013

/s/ Richard F. Fernandez Richard F. Fernandez	Director	March 15, 2013

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 15, 2013

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 15, 2013

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 15, 2013

/s/ Edward L. Lynch Edward L. Lynch	Director	March 15, 2013

/s/ Edward J. Merritt Edward J. Merritt	Director	March 15, 2013

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 15, 2013

/s/ James G. Sartori James G. Sartori	Director	March 15, 2013