Form 10-Q
period 2013-03-31
MERIDIAN INTERSTATE BANCORP INC
filed 2013-05-10
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 3, 2013, the registrant had 22,126,353 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$183,301	$93,129
Federal funds sold	63	63

Total cash and cash equivalents	183,364	93,192
Securities available for sale, at fair value	236,039	262,785
Federal Home Loan Bank stock, at cost	11,907	12,064
Loans held for sale	9,613	14,502

Loans	1,870,071	1,806,843
Less allowance for loan losses	(20,883)	(20,504)

Loans, net	1,849,188	1,786,339

Bank-owned life insurance	36,542	36,251
Foreclosed real estate, net	2,080	2,604
Premises and equipment, net	39,927	38,719
Accrued interest receivable	6,807	6,745
Deferred tax asset, net	8,631	9,710
Goodwill	13,687	13,687
Other assets	2,444	2,173

Total assets	$2,400,229	$2,278,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$215,271	$204,079
Interest-bearing	1,742,236	1,661,354

Total deposits	1,957,507	1,865,433

Long-term debt	186,721	161,254
Accrued expenses and other liabilities	16,904	18,141

Total liabilities	2,161,132	2,044,828

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	98,531	98,338
Retained earnings	150,027	146,959
Accumulated other comprehensive income	6,569	4,915
Treasury stock, at cost, 660,310 and 660,800 shares at March 31, 2013 and December 31, 2012, respectively	(8,342)	(8,331)
Unearned compensation - ESOP, 610,650 and 621,000 shares at March 31, 2013 and December 31, 2012, respectively	(6,106)	(6,210)
Unearned compensation - restricted shares, 198,285 and 203,345 at March 31, 2013 and December 31, 2012, respectively	(1,582)	(1,728)

Total stockholders’ equity	239,097	233,943

Total liabilities and stockholders’ equity	$2,400,229	$2,278,771

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$20,794	$17,988
Interest on debt securities	1,209	2,198
Dividends on equity securities	349	361
Interest on certificates of deposit	—	9
Other interest and dividend income	64	81

Total interest and dividend income	22,416	20,637

Interest expense:
Interest on deposits	3,948	4,003
Interest on borrowings	842	783

Total interest expense	4,790	4,786

Net interest income	17,626	15,851
Provision for loan losses	1,260	1,264

Net interest income, after provision for loan losses	16,366	14,587

Non-interest income:
Customer service fees	1,586	1,579
Loan fees	56	62
Mortgage banking gains, net	155	625
Gain on sales of securities, net	2,273	1,083
Income from bank-owned life insurance	291	301
Equity income on investment in affiliate bank	—	243

Total non-interest income	4,361	3,893

Non-interest expenses:
Salaries and employee benefits	10,075	9,301
Occupancy and equipment	2,334	2,037
Data processing	991	832
Marketing and advertising	691	559
Professional services	601	833
Foreclosed real estate	106	183
Deposit insurance	475	431
Other general and administrative	1,019	1,090

Total non-interest expenses	16,292	15,266

Income before income taxes	4,435	3,214
Provision for income taxes	1,367	1,058

Net income	$3,068	$2,156

Income per share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10

Weighted average shares:
Basic	21,639,122	21,662,471
Diluted	21,952,607	21,826,307

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$3,068	$2,156

Other comprehensive income, net of taxes:
Unrealized holding gain on securities available for sale	5,029	4,723
Reclassification adjustments for gain realized in income	(2,273)	(1,083)

Unrealized gain	2,756	3,640
Tax effect	(1,102)	(1,426)

Total other comprehensive income	1,654	2,214

Total comprehensive income	$4,722	$4,370

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Shares of Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Three Months Ended March 31, 2012
Balance at December 31, 2011	22,149,409	$97,669	$134,533	$3,985	$(7,317)	$(6,624)	$(2,302)	$219,944
Net income	—	—	2,156	—	—	—	—	2,156
Other comprehensive income	—	—	—	2,214	—	—	—	2,214
Stock option exercise	1,000	(4)	—	—	12	—	—	8
Purchase of treasury stock	(10,327)	—	—	—	(134)	—	—	(134)
ESOP shares earned (10,350 shares)	—	32	—	—	—	104	—	136
Share-based compensation expense	5,260	147	—	—	—	—	142	289

Balance at March 31, 2012	22,145,342	$97,844	$136,689	$6,199	$(7,439)	$(6,520)	$(2,160)	$224,613

Three Months Ended March 31, 2013
Balance at December 31, 2012	22,135,855	$98,338	$146,959	$4,915	$(8,331)	$(6,210)	$(1,728)	$233,943
Net income	—	—	3,068	—	—	—	—	3,068
Other comprehensive income	—	—	—	1,654	—	—	—	1,654
Stock option exercise	3,674	(41)	—	—	46	—	—	5
Purchase of treasury stock	(3,184)	—	—	—	(57)	—	—	(57)
ESOP shares earned (10,350 shares)	—	81	—	—	—	104	—	185
Share-based compensation expense	5,060	153	—	—	—	—	146	299

Balance at March 31, 2013	22,141,405	$98,531	$150,027	$6,569	$(8,342)	$(6,106)	$(1,582)	$239,097

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$3,068	$2,156
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(75)	(193)
Earned ESOP shares	185	136
Provision for loan losses	1,260	1,264
Amortization (accretion) of net deferred loan origination fees/costs	31	(21)
Net (accretion) amortization of securities available for sale	(15)	130
Capitalization of mortgage servicing rights	(63)	(154)
Amortization of mortgage servicing rights	100	72
Depreciation and amortization expense	553	532
Gain on sales of securities, net	(2,273)	(1,083)
Loss and provision for foreclosed real estate, net	6	65
Deferred income tax benefit	(23)	(6)
Income from bank-owned life insurance	(291)	(301)
Equity income on investment in affiliate bank	—	(243)
Share-based compensation expense	299	289
Net changes in:
Loans held for sale	4,889	1,925
Accrued interest receivable	(62)	636
Prepaid deposit insurance	—	402
Other assets	(308)	1,398
Accrued expenses and other liabilities	(1,237)	6,615

Net cash provided by operating activities	6,044	13,619

Cash flows from investing activities:
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	15,453	54,032
Redemption of mutual funds, net	4,018	315
Proceeds from sales	19,754	7,810
Purchases	(7,447)	(45,774)
Redemption of Federal Home Loan Bank stock	157	474
Loans originated, net of principal payments received	(64,385)	(71,442)
Purchases of premises and equipment	(1,740)	(2,158)
Proceeds from sales of foreclosed real estate	718	922

Net cash used in investing activities	(33,472)	(55,821)

(continued)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	92,083	41,286
Net change in borrowings with maturities less than three months	—	(2,994)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	30,000	27,500
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(4,431)	(17,500)
Stock option exercise	5	8
Purchase of treasury stock	(57)	(134)

Net cash provided by financing activities	117,600	48,166

Net change in cash and cash equivalents	90,172	5,964

Cash and cash equivalents at beginning of period	93,192	156,685

Cash and cash equivalents at end of period	$183,364	$162,649

Supplemental cash flow information:
Interest paid on deposits	$3,929	$4,063
Interest paid on borrowings	924	1,029
Income taxes paid, net of refunds	1,225	286
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	200	157

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

The Company held a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which was accounted for using the equity method, under which the Company’s share of the net income or loss of the affiliate was recognized as income or loss in the Company’s consolidated statement of income. On November 16, 2011, Hampshire First Bank entered into an Agreement and Plan of Merger with NBT Bancorp, Inc. (“NBTB”) and NBT Bank, N.A. which merger was completed on June 8, 2012, with the Company recognizing a pre-tax gain of $4.8 million and receiving $6.6 million of cash and 547,481 NBTB shares with a fair value of $11.1 million as proceeds from the sale.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles – Goodwill and Other (Topic 350); Testing Indefinite – Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill. This amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that is “more likely than not” that the asset is impaired. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this pronouncement and it had no effect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The update generally requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, effective prospectively for reporting periods beginning after December 15, 2012. The update had no material impact on the Company’s consolidated financial statements for the three months ended March 31, 2013.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$3,068	$2,156

Average number of common shares outstanding	21,521,944	21,490,691
Effect of unvested stock awards	117,178	171,780

Basic weighted average shares outstanding	21,639,122	21,662,471
Effect of dilutive stock options	313,485	163,836

Diluted weighted average shares outstanding	21,952,607	21,826,307

Earnings per share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10

Options for the exercise of 58,600 shares for the three months ended March 31, 2012 were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options for the three months ended March 31, 2013.

4. SECURITIES

The following table sets forth the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
Debt securities:
Corporate bonds:
Financial services	$66,414	$1,836	$(23)	$68,227
Industry and manufacturing	13,858	415	(2)	14,271
Consumer products and services	12,255	277	—	12,532
Technology	2,506	19	—	2,525
Healthcare	11,034	417	—	11,451
Other	1,016	64	—	1,080

Total corporate bonds	107,083	3,028	(25)	110,086
Government-sponsored enterprises	38,581	27	(69)	38,539
Municipal bonds	7,235	216	—	7,451
Residential mortgage-backed securities:
Government-sponsored enterprises	15,059	957	—	16,016
Private label	2,929	132	—	3,061

Total debt securities	170,887	4,360	(94)	175,153

Marketable equity securities:
Common stocks:
Financial services	11,882	1,704	(16)	13,570
Industry and manufacturing	13,317	1,884	(118)	15,083
Consumer products and services	9,919	2,295	(22)	12,192
Technology	2,430	129	(25)	2,534
Healthcare	3,293	958	—	4,251
Other	2,677	785	—	3,462

Total common stocks	43,518	7,755	(181)	51,092
Money market mutual funds	9,815	—	(21)	9,794

Total marketable equity securities	53,333	7,755	(202)	60,886

Total securities available for sale	$224,220	$12,115	$(296)	$236,039

December 31, 2012
Debt securities:
Corporate bonds:
Financial services	$76,044	$2,480	$(71)	$78,453
Industry and manufacturing	14,846	449	—	15,295
Consumer products and services	12,259	355	—	12,614
Technology	2,506	—	(29)	2,477
Healthcare	11,041	461	—	11,502
Other	1,018	61	—	1,079

Total corporate bonds	117,714	3,806	(100)	121,420
Government-sponsored enterprises	53,084	94	(29)	53,149
Municipal bonds	7,236	225	—	7,461
Residential mortgage-backed securities:
Government-sponsored enterprises	16,280	1,019	(1)	17,298
Private label	3,169	140	—	3,309

Total debt securities	197,483	5,284	(130)	202,637

Marketable equity securities:
Common stocks:
Financial services	11,354	622	(67)	11,909
Industry and manufacturing	10,922	1,329	(157)	12,094
Consumer products and services	11,849	1,284	(59)	13,074
Technology	1,847	11	(8)	1,850
Healthcare	3,757	560	(9)	4,308
Other	2,677	422	—	3,099

Total common stocks	42,406	4,228	(300)	46,334
Money market mutual funds	13,833	—	(19)	13,814

Total marketable equity securities	56,239	4,228	(319)	60,148

Total securities available for sale	$253,722	$9,512	$(449)	$262,785

At March 31, 2013, securities with an amortized cost of $30.9 million and $3.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2013 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$8,765	$8,890	$53,649	$55,318	$4,000	$4,019	$66,414	$68,227
Industry and manufacturing	—	—	13,858	14,271	—	—	13,858	14,271
Consumer products and services	7,512	7,698	4,743	4,834	—	—	12,255	12,532
Technology	—	—	2,506	2,525	—	—	2,506	2,525
Healthcare	5,020	5,170	6,014	6,281	—	—	11,034	11,451
Other	—	—	1,016	1,080	—	—	1,016	1,080

Total corporate bonds	21,297	21,758	81,786	84,309	4,000	4,019	107,083	110,086
Government-sponsored enterprises	—	—	86	89	38,495	38,450	38,581	38,539
Municipal bonds	1,460	1,463	4,376	4,510	1,399	1,478	7,235	7,451
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	4	4	15,055	16,012	15,059	16,016
Private label	—	—	—	—	2,929	3,061	2,929	3,061

Total	$22,757	$23,221	$86,252	$88,912	$61,878	$63,020	$170,887	$175,153

For the three months ended March 31, 2013 and 2012, proceeds from sales of securities available for sale amounted to $19.8 million and $7.8 million, respectively. Gross gains of $2.3 million and $1.1 million and gross losses of $10,000 and $0, respectively, were realized on those sales.

Information pertaining to securities available for sale as of March 31, 2013 and December 31, 2012, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
Debt securities:
Corporate bonds:
Financial services	$8	$1,992	$15	$6,485
Industry and manufacturing	2	998	—	—

Total corporate bonds	10	2,990	15	6,485
Government-sponsored enterprises	69	18,927	—	—

Total debt securities	79	21,917	15	6,485

Marketable equity securities:
Common stocks:
Financial services	10	561	6	229
Industry and manufacturing	63	2,124	55	256
Consumer products and services	22	729	—	—
Technology	25	422	—	—

Total common stocks	120	3,836	61	485
Money market mutual funds	—	—	21	1,006

Total marketable equity securities	120	3,836	82	1,491

Total temporarily impaired securities	$199	$25,753	$97	$7,976

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
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

The Company determined no securities were other-than-temporarily impaired for the three months ended March 31, 2013. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of March 31, 2013, the net unrealized gain on the total debt securities portfolio was $4.3 million. At March 31, 2013, 22 debt securities had unrealized losses with aggregate depreciation of 0.3% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

As of March 31, 2013, the net unrealized gain on the total marketable equity portfolio was $7.6 million. At March 31, 2013, 11 marketable equity securities have unrealized losses with aggregate depreciation of 3.7% from the Company’s cost basis. One equity security had a market value decline of 15.0% or more for more than twelve months, with a net unrealized loss of $55,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$429,875	22.8%	$443,228	24.5%
Multi-family	175,987	9.4	178,948	9.9
Home equity lines of credit	59,058	3.2	60,907	3.4
Commercial real estate	833,353	44.6	795,642	44.0
Construction	208,621	11.2	173,255	9.6

Total real estate loans	1,706,894	91.2	1,651,980	91.4
Commercial business loans	156,899	8.4	147,814	8.2
Consumer	6,579	0.4	7,143	0.4

Total loans	1,870,372	100.0%	1,806,937	100.0%

Allowance for loan losses	(20,883)		(20,504)
Net deferred loan origination fees	(301)		(94)

Loans, net	$1,849,188		$1,786,339

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2013 and December 31, 2012, the Company was servicing loans for participants aggregating $40.3 million and $41.1 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	March 31, 2013	December 31, 2012
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$7,524	$7,581
Multi-family	1,182	1,280
Home equity lines of credit	567	568
Commercial real estate	739	1,646

Total real estate loans	10,012	11,075
Commercial business loans	78	78
Consumer	4	4

Outstanding principal balance	10,094	11,157
Discount	(2,514)	(2,595)

Carrying amount	$7,580	$8,562

A rollforward of accretable yield follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance	$1,047	$1,181
Accretion	(7)	(19)

Ending balance	$1,040	$1,162

An analysis of the allowance for loan losses and related information follows:

	For the Three Months Ended March 31, 2013
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504
Provision (credit) for loan loss	(281)	(26)	(49)	215	1,425	(99)	75	—	1,260
Charge-offs	(108)	(90)	—	—	(627)	—	(132)	—	(957)
Recoveries	32	—	—	—	5	3	36	—	76

Ending balance	$2,150	$1,315	$177	$10,620	$4,459	$2,078	$84	$—	$20,883

	For the Three Months Ended March 31, 2012
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053
Provision (credit) for loan loss	420	150	(35)	(73)	730	66	6	—	1,264
Charge-offs	(199)	(72)	(52)	(9)	(80)	—	(59)	—	(471)
Recoveries	8	—	—	227	2	4	10	—	251

Ending balance	$2,090	$1,439	$158	$7,125	$2,082	$1,131	$72	$—	$14,097

	At March 31, 2013
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$237	$—	$—	$284	$239	$—	$—	$—	$760
Amount of allowance for loan losses for loans not deemed to be impaired	1,913	1,315	177	10,336	4,220	2,078	84	—	20,123

	$2,150	$1,315	$177	$10,620	$4,459	$2,078	$84	$—	$20,883

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$42	$—	$—	$21	$—	$—	$—	$—	$63

Loans deemed to be impaired	$4,733	$5,647	$22	$10,788	$17,367	$401	$—		$38,958
Loans not deemed to be impaired	425,142	170,340	59,036	822,565	191,254	156,498	6,579		1,831,414

	$429,875	$175,987	$59,058	$833,353	$208,621	$156,899	$6,579		$1,870,372

	At December 31, 2012
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$128	$90	$—	$204	$227	$—	$—	$—	$649
Amount of allowance for loan losses for loans not deemed to be impaired	2,379	1,341	226	10,201	3,429	2,174	105	—	19,855

	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$31	$90	$—	$9	$—	$—	$—	$—	$130

Loans deemed to be impaired	$4,486	$5,784	$22	$12,146	$18,319	$424	$—		$41,181
Loans not deemed to be impaired	438,742	173,164	60,885	783,496	154,936	147,390	7,143		1,765,756

	$443,228	$178,948	$60,907	$795,642	$173,255	$147,814	$7,143		$1,806,937

The following table provides information about the Company’s past due and non-accrual loans at the dates indicated.

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$5,161	$1,812	$6,951	$13,924	$18,298
Multi-family	—	—	274	274	879
Home equity lines of credit	1,526	796	741	3,063	2,754
Commercial real estate	2,208	1,069	3,460	6,737	8,082
Construction	502	—	6,553	7,055	15,770

Total real estate loans	9,397	3,677	17,979	31,053	45,783
Commercial business loans	15	—	315	330	401
Consumer	428	249	—	677	—

Total	$9,840	$3,926	$18,294	$32,060	$46,184

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$3,996	$2,476	$8,990	$15,462	$18,870
Multi-family	—	—	364	364	976
Home equity lines of credit	767	674	754	2,195	2,674
Commercial real estate	1,722	379	3,671	5,772	8,844
Construction	496	—	6,553	7,049	7,785

Total real estate loans	6,981	3,529	20,332	30,842	39,149
Commercial business loans	201	—	318	519	424
Consumer	479	132	—	611	—

Total	$7,661	$3,661	$20,650	$31,972	$39,573

At March 31, 2013 and December 31, 2012, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at March 31, 2013 and December 31, 2012 included $1.6 million and $2.3 million of loans acquired with evidence of credit deterioration. At March 31, 2013 and December 31, 2012, non-accrual loans included $3.0 million and $3.9 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$2,075	$2,284		$2,157	$2,465
Multi-family	5,647	6,329		5,419	5,893
Home equity lines of credit	22	22		22	22
Commercial real estate	7,823	8,050		9,752	10,054
Construction	15,774	17,493		16,726	17,818
Commercial business loans	401	480		424	502

Total	31,742	34,658		34,500	36,754

Impaired loans with a valuation allowance:
One-to four-family	2,658	2,759	$237	2,329	2,330	$128
Multi-family	—	—	—	365	482	90
Commercial real estate	2,965	2,965	284	2,394	2,394	204
Construction	1,593	1,787	239	1,593	1,787	227

Total	7,216	7,511	760	6,681	6,993	649

Total impaired loans	$38,958	$42,169	$760	$41,181	$43,747	$649

	Three Months Ended March 31, 2013			Three Months Ended March, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
Impaired loans:
One-to four-family	$4,610	$59	$48	$3,744	$56	$43
Multi-family	5,715	109	109	6,113	135	122
Home equity lines of credit	22	—	—	23	—	—
Commercial real estate	11,466	165	74	12,051	212	168
Construction	17,843	269	158	34,518	610	254
Commercial business loans	413	8	5	1,103	23	23

Total impaired loans	$40,069	$610	$394	$57,552	$1,036	$610

At March 31, 2013, additional funds of $2.0 million are committed to be advanced in connection with impaired construction loans.

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31, 2013	December 31, 2012
	(In thousands)
TDRs on accrual status:
One-to four-family	$1,981	$1,992
Multi-family	110	110
Home equity lines of credit	22	22
Commercial real estate	1,386	1,393
Construction	—	3,319

Total TDRs on accrual status	3,499	6,836

TDRs on non-accrual status:
One-to four-family	2,752	2,493
Commercial real estate	4,428	4,466
Construction	7,313	3,838

Total TDRs on non-accrual status	14,493	10,797

Total TDRs	$17,992	$17,633

The following is a summary of troubled debt restructurings during the periods indicated.

	Three Months Ended March 31,
	2013			2012
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One-to four-family	1	$265	$265	2	$474	$474

Total	1	$265	$265	2	$474	$474

The following provides information on how loans were modified as TDRs for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Adjusted interest rates	$265	$474

Total	$265	$474

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At March 31, 2013 and 2012, the allowance for loan losses included an allocated component of $62,000 and $230,000, respectively, with no charge-offs related to the TDRs modified during the quarter.

The following table is a summary of TDRs that defaulted or became 90 days past due in the first twelve months after restructure during the periods presented:

	Three Months Ended March 31,
	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One-to four-family	2	$469	2	$435

Total	2	$469	2	$435

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

The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	March 31, 2013
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$170,249	$822,797	$191,284	$156,327
Loans rated 5	5,738	10,556	17,337	572
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$175,987	$833,353	$208,621	$156,899

	December 31, 2012
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$172,825	$784,060	$154,969	$147,258
Loans rated 5	6,123	11,582	18,286	556
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$178,948	$795,642	$173,255	$147,814

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Unadvanced portion of existing loans:
Construction	$116,951	$166,482
Home equity line of credit	36,953	39,698
Other lines and letters of credit	38,384	56,174
Commitments to originate:
One-to four-family	21,617	17,752
Commercial real estate	40,864	51,540
Construction	46,553	83,078
Commercial business loans	36,745	24,355
Other loans	1,064	205

Total loan commitments outstanding	$339,131	$439,284

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $39.2 million and $35.9 million were outstanding at March 31, 2013 and December 31, 2012, respectively. The fair value of such commitments was an asset of $239,000 and $288,000 at March 31, 2013 and December 31, 2012, respectively, and is included in other assets.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $34.4 million and $44.4 million were outstanding at March 31, 2013 and December 31, 2012, respectively. The fair value of such commitments was a liability of $20,000 and $12,000 at March 31, 2013 and December 31, 2012, respectively, and is included in other liabilities.

The following table presents the fair values of derivative instruments in the balance sheet.

	March 31, 2013
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$353	Other liabilities	$134
Forward loan sale commitments	Other assets	99	Other liabilities	119

Total		$452		$253

	December 31, 2012
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$288	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	12

Total		$288		$12

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of net income:

		Amount of Gain/(Loss)
		For the Three Months Ended March 31,
Derivative Instrument	Location of Gain/(Loss)	2013	2012
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(69)	$(214)
Forward loan sale commitments	Mortgage banking gains, net	(8)	82

Total		$(77)	$(132)

For the three months ended March 31, 2013, the Company recognized net mortgage banking gains of $155,000, consisting of $232,000 in net gains on sale of loans and $77,000 in net derivative mortgage banking losses. For the three months ended March 31, 2012, the Company recognized net mortgage banking gains of $625,000, consisting of $757,000 in net gains on sale of loans and $132,000 in net derivative mortgage banking losses.

Other Commitments

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $10.6 million as of March 31, 2013, with total annual payments of $2.2 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	March 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Debt securities	$—	$175,153	$—	$175,153
Marketable equity securities	60,886	—	—	60,886
Derivative loan commitments	—	—	353	353
Forward loan sale commitments	—	—	99	99

Total assets	$60,886	$175,153	$452	$236,491

Liabilities
Derivative loan commitments	$—	$—	$134	$134
Forward loan sale commitments	—	—	119	119

Total liabilities	$—	$—	$253	$253

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
Debt securities	$—	$202,637	$—	$202,637
Marketable equity securities	60,148	—	—	60,148
Derivative loan commitments	—	—	288	288

Total assets	$60,148	$202,637	$288	$263,073

Liabilities
Forward loan sale commitments	$—	$—	$12	$12

Total liabilities	$—	$—	$12	$12

For the three months ended March 31, 2013 and 2012, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$276	$508
Total realized and unrealized losses included net income	(77)	(132)

Ending balance	$199	$376

Total realized gain relating to instruments still held at period end	$199	$376

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

	March 31, 2013			Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total Loss
	(In thousands)
Impaired loans	$—	$—	$4,509	$(780)
Foreclosed real estate	—	—	2,080	(16)

	$—	$—	$6,589	$(796)

	December 31, 2012			Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total Loss
	(In thousands)
Impaired loans	$—	$—	$7,867	$(80)
Foreclosed real estate	—	—	2,604	(102)

	$—	$—	$10,471	$(182)

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

	March 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$183,364	$183,364	$—	$—	$183,364
Securities available for sale	236,039	60,886	175,153	—	236,039
Federal Home Loan Bank stock	11,907	—	—	11,907	11,907
Loans and loans held for sale, net	1,858,801	—	—	1,895,976	1,895,976
Accrued interest receivable	6,807	—	—	6,807	6,807
Financial liabilities:
Deposits	1,957,507	—	—	1,965,678	1,965,678
Borrowings	186,721	—	188,212	—	188,212
Accrued interest payable	897	—	—	897	897
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	353	—	—	353	353
Liabilities	134	—	—	134	134
Forward loan sale commitments:
Assets	99	—	—	99	99
Liabilities	119	—	—	119	119

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$93,192	$93,192	$—	$—	$93,192
Securities available for sale	262,785	60,148	202,637	—	262,785
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,800,841	—	—	1,843,529	1,843,529
Accrued interest receivable	6,745	—	—	6,745	6,745
Financial liabilities:
Deposits	1,865,433	—	—	1,874,226	1,874,226
Borrowings	161,254	—	164,176	—	164,176
Accrued interest payable	849	—	—	849	849
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	288	—	—	288	288
Forward loan sale commitments:
Liabilities	12	—	—	12	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Meridian Interstate Bancorp, Inc. The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 15, 2013, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company’s summary of significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified accounting for the allowance for loan losses, the valuation of goodwill and analysis for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets as the Company’s critical accounting policies.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Assets

Total assets increased $121.5 million, or 5.3%, to $2.400 billion at March 31, 2013 from $2.279 billion at December 31, 2012. Net loans increased $62.8 million, or 3.5%, to $1.849 billion at March 31, 2013 from $1.786 billion at December 31, 2012. The net increase in loans for the quarter ended March 31, 2013 was primarily due to increases of $37.7 million in commercial real estate loans, $35.4 million in construction loans and $9.1 million in commercial business loans. Cash and cash equivalents increased $90.2 million, or 96.8%, to $183.4 million at March 31, 2013 from $93.2 million at December 31, 2012. Securities available for sale decreased $26.7 million, or 10.2%, to $236.0 million at March 31, 2013 from $262.8 million at December 31, 2012 primarily due to sales, maturities and calls of securities.

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

Delinquencies

Total past due loans increased $88,000, or 0.3%, to $32.1 million at March 31, 2013 from $32.0 million at December 31, 2012, reflecting an increase of $2.4 million in loans 30 to 89 days past due partially offset by a decrease of $2.3 million in loans 90 days or more past due. Delinquent loans at March 31, 2013 included $16.0 million of loans acquired in the Mt. Washington merger, including $4.7 million that were 30 to 59 days past due, $2.9 million that were 60 to 89 days past due and $8.5 million that were 90 days or more past due. At March 31, 2013, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2013, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$18,298	$18,870
Multi-family	879	976
Home equity lines of credit	2,754	2,674
Commercial real estate	8,082	8,844
Construction	15,770	7,785

Total real estate loans	45,783	39,149
Commercial business loans	401	424

Total non-accrual loans (1)	46,184	39,573
Foreclosed assets	2,080	2,604

Total non-performing assets	$48,264	$42,177

Non-accrual loans to total loans	2.47%	2.19%
Non-accrual loans to total assets	1.92%	1.74%
Non-performing assets to total assets	2.01%	1.85%

(1)	TDRs on accrual status not included above totaled $3.5 million at March 31, 2013 and $6.8 million at December 31, 2012.

Non-accrual loans increased $6.6 million, or 16.7%, to $46.2 million, or 2.47% of total loans outstanding, at March 31, 2013, from $39.6 million, or 2.19% of total loans outstanding, at December 31, 2012, primarily due to a net increase of $8.0 million in non-accrual construction loans. The increase in non-accrual construction loans resulted from two construction loan relationships totaling $9.2 million that were placed on non-accrual loan status due to loan performance changes during the quarter ended March 31, 2013. We are pursuing the resolution of one such loan relationship totaling $5.7 million following a charge-off of $626,000 recorded against the allowance for loan losses during the quarter ended March 31, 2013. The second of these loan relationships totaling $3.5 million is a TDR that we expect to collect in full. Foreclosed real estate decreased $524,000, or 20.1%, to $2.1 million at March 31, 2013 from $2.6 million at December 31, 2012. Non-performing assets increased $6.1 million, or 14.4%, to $48.3 million, or 2.01% of total assets, at March 31, 2013, from $42.2 million, or 1.85% of total assets, at December 31, 2012. Non-performing assets at March 31, 2013 included $17.7 million of assets acquired in the January 2010 Mt. Washington Co-operative Bank merger, comprised of $17.2 million of non-performing loans and $520,000 of foreclosed real estate. Interest income that would have been recorded for the three months ended March 31, 2013 had non-accruing loans been current according to their original terms amounted to $311,000.

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

Total TDRs increased $359,000, or 2.0%, to $18.0 million at March 31, 2013 from $17.6 million at December 31, 2012, consisting of increase of $3.7 million in TDRs on non-accrual status partially offset by a decrease of $3.3 million in TDRs on accrual status. The increase in TDRs on non-accrual status was the result of a construction loan relationship totaling $3.3 million that was transferred to non-accrual status from accrual status during the quarter ended March 31, 2013. In addition, one-to four-family TDRs on non-accrual status increased $259,000 due to a residential loan modification that was completed during the quarter ended March 31, 2013. Modifications of one-to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. The decrease in commercial real estate TDRs on non-accrual status were due to contractual payments received during the quarter ending March 31, 2013. Interest income that would have been recorded for the quarter ended March 31, 2013 had TDRs been current according to their original terms amounted to $61,000.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions, such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at March 31, 2013 other than those already classified as non-accrual, impaired or troubled debt restructurings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	March 31, 2013			December 31, 2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$2,150	10.2%	22.8%	$2,507	12.2%	24.5%
Multi-family	1,315	6.3	9.4	1,431	7.0	9.9
Home equity lines of credit	177	0.8	3.2	226	1.1	3.4
Commercial real estate	10,620	50.9	44.6	10,405	50.8	44.0
Construction	4,459	21.4	11.2	3,656	17.8	9.6

Total real estate loans	18,721	89.6	91.2	18,225	88.9	91.4

Commercial business loans	2,078	10.0	8.4	2,174	10.6	8.2
Consumer	84	0.4	0.4	105	0.5	0.4

Total loans	$20,883	100.0%	100.0%	$20,504	100.0%	100.0%

Allowance to non-accrual loans	45.22%			51.81%
Allowance to total loans outstanding	1.12%			1.13%
Net charge-offs to average loans outstanding (annualized)	0.19%			0.07%

The Company’s provision for loan losses was $1.3 million for each of the quarters ended March 31, 2013 and 2012. The provision for loan losses was based on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $20.9 million or 1.12% of total loans outstanding at March 31, 2013, compared to $20.5 million or 1.13% of total loans outstanding at December 31, 2012. Net loan charge-offs against the allowance for loans losses totaled $881,000 for the three months ended March 31, 2013, or 0.19% of average loans outstanding, including $622,000 of net charge-offs on construction loans. The Company continues to assess the adequacy of its allowance for loan losses in accordance with established policies.

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

The Company had impaired loans totaling $39.0 million and $41.2 million as of March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, impaired loans totaling $7.2 million had an allocated allowance component of $760,000. Impaired loans totaling $6.7 million had an allocated allowance component of $649,000 at December 31, 2012. The Company’s average investment in impaired loans was $40.1 million and $57.6 million for the three months ended March 31, 2013 and 2012, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2013 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

The securities portfolio decreased $26.7 million, or 10.2% to $236.0 million, or 9.8% of total assets at March 31, 2013 as compared to $262.8 million, or 11.5% of total assets at December 31, 2012. At March 31, 2013, 46.6% of the securities portfolio, or $110.1 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $66.4 million, and $68.2 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in Notes to the Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio along with the Company’s assessment of other-than-temporary impairment.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular and other deposits to be core deposits. Total deposits increased $92.1 million, or 4.9%, to $1.958 billion at March 31, 2013 from $1.865 billion at December 31, 2012. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term balances of $41.3 million to $1.279 billion, or 65.3% of total deposits, at March 31, 2013.

The following table summarizes the period end balance and the composition of deposits:

	March 31, 2013		December 31, 2012
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$215,271	11.0%	$204,079	10.9%
NOW deposits	182,280	9.3	180,629	9.7
Money market deposits	628,190	32.1	606,861	32.5
Regular and other deposits	252,793	12.9	245,634	13.2
Certificates of deposit	678,973	34.7	628,230	33.7

Total	$1,957,507	100.0%	$1,865,433	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $25.5 million, or 15.8%, to $186.7 million at March 31, 2013 from $161.3 million at December 31, 2012. The Bank entered into new advances with the Federal Home Loan Bank of Boston totaling $30.0 million with terms of three to five years and fixed interest rates of 0.65% to 1.20% during the three months ended March 31, 2013. At March 31, 2013, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Stockholders’ Equity

Total stockholders’ equity increased $5.2 million, or 2.2%, to $239.1 million at March 31, 2013, from $233.9 million at December 31, 2012. The increase for the quarter ended March 31, 2013 was due primarily to $3.1 million in net income and a $1.7 million increase in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 9.96% at March 31, 2013, compared to 10.27% at December 31, 2012. Book value per share increased to $10.80 at March 31, 2013 from $10.57 at December 31, 2012. Tangible book value per share increased to $10.18 at March 31, 2013 from $9.95 at December 31, 2012. Market price per share increased $1.97, or 11.7%, to $18.75 at March 31, 2013 from $16.78 at December 31, 2012. At March 31, 2013, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Capital Management.”

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

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest (1)	Yield/ Cost (6)	Average Balance	Interest (1)	Yield/ Cost (6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,829,617	$21,050	4.67%	$1,389,924	$18,119	5.24%
Securities and certificates of deposits	252,626	1,713	2.75	323,699	2,728	3.39
Other interest-earning assets (3)	116,171	64	0.22	148,957	81	0.22

Total interest-earning assets	2,198,414	22,827	4.21	1,862,580	20,928	4.52

Noninterest-earning assets	121,645			131,498

Total assets	$2,320,059			$1,994,078

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$175,732	231	0.53	$141,680	163	0.46
Money market deposits	616,801	1,355	0.89	460,113	960	0.84
Regular and other deposits	246,854	161	0.26	218,401	209	0.38
Certificates of deposit	648,882	2,201	1.38	643,500	2,671	1.67

Total interest-bearing deposits	1,688,269	3,948	0.95	1,463,694	4,003	1.10
Borrowings	177,006	842	1.93	134,629	783	2.34

Total interest-bearing liabilities	1,865,275	4,790	1.04	1,598,323	4,786	1.20

Noninterest-bearing demand deposits	200,162			153,608
Other noninterest-bearing liabilities	18,762			16,949

Total liabilities	2,084,199			1,768,880
Total stockholders’ equity	235,860			225,198

Total liabilities and stockholders’ equity	$2,320,059			$1,994,078

Net interest-earning assets	$333,139			$264,257

Fully tax-equivalent net interest income		18,037			16,142
Less: tax-equivalent adjustments		(411)			(291)

Net interest income		$17,626			$15,851

Interest rate spread (4)			3.17%			3.32%
Net interest margin (5)			3.33%			3.49%
Average interest-earning assets to average interest-bearing liabilities	117.86%			116.53%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,888,431	$3,948	0.85%	$1,617,302	$4,003	1.00%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,065,437	$4,790	0.94%	$1,751,931	$4,786	1.10%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans are presented on a tax- equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the statement of net income.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended March 31, 2013 Compared to 2012 Increase (Decrease)
	Due to
	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	$5,109	$(2,178)	$2,931
Securities and certificates of deposits	(546)	(469)	(1,015)
Other interest-earning assets	(19)	2	(17)

Total	4,544	(2,645)	1,899

Interest Expense:
Deposits	421	(476)	(55)
Borrowings	213	(154)	59

Total	634	(630)	4

Change in fully tax-equivalent net interest income	$3,910	$(2,015)	$1,895

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Income

Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from customer service fees, loan fees, mortgage banking gains, gains on sales of securities and bank-owned life insurance.

The Company recorded net income of $3.1 million, or $0.14 per diluted share, for the quarter ended March 31, 2013 compared to $2.2 million, or $0.10 per diluted share, for the quarter ended March 31, 2012. Income before income tax expense increased $1.2 million to $4.4 million, the net result of increases in net interest income of $1.8 million and non-interest income of $468,000, partially offset by an increase in non-interest expenses of $1.0 million.

For the quarter ended March 31, 2013, return on average assets and return on average equity was 0.53% and 5.20%, respectively as compared to 0.43% and 3.83%, respectively, for the quarter ended March 31, 2012.

Net Interest Income

Net interest income increased $1.8 million, or 11.2%, to $17.6 million for the quarter ended March 31, 2013 from $15.9 million for the quarter ended March 31, 2012. The net interest rate spread and net interest margin were 3.17% and 3.33%, respectively, for the quarter ended March 31, 2013 compared to 3.32% and 3.49%, respectively, for the quarter ended March 31, 2012. The increase in net interest income was due primarily to loan growth along with declines in the cost of funds for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

The average balance of the Company’s loan portfolio increased $439.7 million, or 31.6%, to $1.830 billion, which was partially offset by the decline in the yield on loans of 57 basis points to 4.67% for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The Company’s cost of total deposits declined 15 basis points to 0.85%, which was partially offset by the increase in the average balance of total deposits of $271.1 million, or 16.8%, to $1.888 billion for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The Company’s yield on interest-earning assets declined 31 basis points to 4.21% for the quarter ended March 31, 2013 compared to 4.52% for the quarter ended March 31, 2012, while the cost of funds declined 16 basis points to 0.94% for the quarter ended March 31, 2013 compared to 1.10% for the quarter ended March 31, 2012.

Provision for Loan Losses

The Company’s provision for loan losses was $1.3 million for each of the quarters ended March 31, 2013 and 2012. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $468,000, or 12.0%, to $4.4 million for the quarter ended March 31, 2013 from $3.9 million for the quarter ended March 31, 2012, primarily due to an increase of $1.2 million in gain on sales of securities, net, partially offset by decreases of $470,000 in mortgage banking gains, net and $243,000 in equity income from the Hampshire First Bank affiliate that was sold in June 2012. The decrease in mortgage banking gains reflected reduced originations and sales of loans originated for sale during the first quarter ended March 31, 2013.

Non-Interest Expenses

Non-interest expenses increased $1.0 million, or 6.7%, to $16.3 million for the quarter ended March 31, 2013 from $15.3 million for the quarter ended March 31, 2012, primarily due to increases of $774,000 in salaries and employee benefits, $297,000 in occupancy and equipment, $159,000 in data processing and $132,000 in marketing and advertising, partially offset by decreases of $232,000 in professional services, $77,000 in foreclosed real estate and $71,000 in other non-interest expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily associated with the opening of new branches and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 82.64% for the quarter ended March 31, 2013 compared to 81.81% for the quarter ended March 31, 2012. We expect improvement in our efficiency ratio as our net interest income continues to grow through utilization of our expanded lending and retail deposit funding capacity.

Provision for Income Taxes

The Company recorded a provision for income taxes of $1.4 million for the quarter ended March 31, 2013, reflecting an effective tax rate of 30.8%, compared to $1.1 million, or 32.9%, for the quarter ended March 31, 2012. The change in the effective tax rate was primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $183.4 million. In addition, at March 31, 2013, we had $29.2 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. We also have the ability to pledge additional one-to four-family, multi-family and commercial real estate loans as collateral to increase our borrowing capacity with the Federal Home Loan Bank of Boston. On March 31, 2013, we had $186.7 million of advances outstanding.

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

Capital Management

Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, both the Company and the Bank exceeded all of their respective regulatory capital requirements.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2013
Total Capital (to Risk Weighted Assets):
Company	$243,050	11.8%	$164,866	8.0%	N/A	N/A
Bank	211,243	10.4	163,174	8.0	$203,967	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	218,759	10.6	82,433	4.0	N/A	N/A
Bank	187,181	9.2	81,587	4.0	122,380	6.0

Tier 1 Capital (to Average Assets):
Company	218,759	9.5	92,040	4.0	N/A	N/A
Bank	187,181	8.2	90,994	4.0	113,742	5.0

December 31, 2012
Total Capital (to Risk Weighted Assets):
Company	$237,527	11.9%	$159,344	8.0%	N/A	N/A
Bank	201,113	10.2	157,224	8.0	$196,531	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	215,255	10.8	79,672	4.0	N/A	N/A
Bank	178,852	9.1	78,612	4.0	117,918	6.0

Tier 1 Capital (to Average Assets):
Company	215,255	9.7	88,858	4.0	N/A	N/A
Bank	178,852	8.2	87,742	4.0	109,678	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31, 2013		December 31, 2012
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$239,097	$207,098	$233,943	$197,399
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(6,569)	(6,148)	(4,915)	(4,774)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(82)	(82)	(86)	(86)

Total Tier 1 capital	218,759	187,181	215,255	178,852

Adjustments to total capital:
Allowance for loan losses	20,883	20,883	20,504	20,504
45% of net unrealized gains on marketable equity securities	3,408	3,179	1,768	1,757

Total regulatory capital	$243,050	$211,243	$237,527	$201,113

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

As of March 31, 2013, the Company had repurchased 199,750 shares of its stock at an average price of $12.93 per share, or 22.1% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,603,678 shares at an average price of $10.47 per share since December 2008.

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

For the three months ended March 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at April 1, 2013 through March 31, 2014.

Increase (Decrease)	Net Interest Income
in Market Interest Rates	Amount	Change	Percent
	(Dollars in thousands)
300	$67,995	$(5,034)	(6.89)%
Flat	73,029
-50	74,792	1,763	2.41

ITEM 4. CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in our 2012 Annual Report on Form 10-K, filed with the SEC on March 15, 2013, which is available through the SEC’s website at www.sec.gov. As of March 31, 2013, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.
(b.)	Not applicable.
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2013	—	$—	—	707,658
February 1 – 28, 2013	3,184	$17.94	3,184	704,474
March 1 – 31, 2013	—	$—	—	704,474

Total	3,184	$17.94	3,184	704,474

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****

3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***

4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*

10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*

10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*

10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*

10.4	Form of Amended and Restated Employment Agreement*

10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*

10.6	Form of Supplemental Executive Retirement Agreements with certain directors*

10.7	[Reserved]

10.8	[Reserved]

10.9	[Reserved]

10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008

10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009

10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.14	2008 Equity Incentive Plan**

10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009

10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009

10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***

10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***

10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009

10.22	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 15, 2013

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the quarter ended March 31, 2013, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.

****	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Dated: May 10, 2013	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2013	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)