Form 10-Q
period 2013-06-30
MERIDIAN INTERSTATE BANCORP INC
filed 2013-08-09
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 2, 2013, the registrant had 22,093,062 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$143,441	$93,129
Federal funds sold	63	63

Total cash and cash equivalents	143,504	93,192
Securities available for sale, at fair value	221,996	262,785
Federal Home Loan Bank stock, at cost	11,907	12,064
Loans held for sale	10,188	14,502
Loans	2,029,032	1,806,843
Less allowance for loan losses	(23,450)	(20,504)

Loans, net	2,005,582	1,786,339
Bank-owned life insurance	36,838	36,251
Foreclosed real estate, net	1,790	2,604
Premises and equipment, net	39,688	38,719
Accrued interest receivable	6,839	6,745
Deferred tax asset, net	10,463	9,710
Goodwill	13,687	13,687
Other assets	5,952	2,173

Total assets	$2,508,434	$2,278,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$228,705	$204,079
Interest-bearing	1,833,364	1,661,354

Total deposits	2,062,069	1,865,433
Long-term debt	188,576	161,254
Accrued expenses and other liabilities	18,892	18,141

Total liabilities	2,269,537	2,044,828

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	98,770	98,338
Retained earnings	153,052	146,959
Accumulated other comprehensive income	3,838	4,915
Treasury stock, at cost, 714,114 and 660,800 shares at June 30, 2013 and December 31, 2012, respectively	(9,336)	(8,331)
Unearned compensation—ESOP, 600,300 and 621,000 shares at June 30, 2013 and December 31, 2012, respectively	(6,003)	(6,210)
Unearned compensation—restricted shares, 195,190 and 203,345 at June 30, 2013 and December 31, 2012, respectively	(1,424)	(1,728)

Total stockholders’ equity	238,897	233,943

Total liabilities and stockholders’ equity	$2,508,434	$2,278,771

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$21,730	$18,565	$42,524	$36,553
Interest on debt securities	1,060	2,006	2,269	4,204
Dividends on equity securities	364	292	713	653
Interest on certificates of deposit	—	9	—	18
Other interest and dividend income	101	96	165	177

Total interest and dividend income	23,255	20,968	45,671	41,605

Interest expense:
Interest on deposits	4,141	3,817	8,089	7,820
Interest on borrowings	795	756	1,637	1,539

Total interest expense	4,936	4,573	9,726	9,359

Net interest income	18,319	16,395	35,945	32,246
Provision for loan losses	3,219	2,170	4,479	3,434

Net interest income, after provision for loan losses	15,100	14,225	31,466	28,812

Non-interest income:
Customer service fees	1,776	1,505	3,362	3,084
Loan fees	108	177	164	239
Mortgage banking gains, net	403	537	558	1,162
Gain on sales of securities, net	2,128	1,259	4,401	2,342
Income from bank-owned life insurance	296	295	587	596
Equity income on investment in affiliate bank	—	67	—	310
Gain on sale of investment in affiliate bank	—	4,819	—	4,819
Other income	9	1	9	1

Total non-interest income	4,720	8,660	9,081	12,553

Non-interest expenses:
Salaries and employee benefits	9,476	8,642	19,551	17,943
Occupancy and equipment	2,086	2,058	4,420	4,095
Data processing	1,079	857	2,070	1,689
Marketing and advertising	812	650	1,503	1,209
Professional services	537	870	1,138	1,703
Foreclosed real estate	86	103	192	286
Deposit insurance	522	440	997	871
Other general and administrative	997	1,179	2,016	2,269

Total non-interest expenses	15,595	14,799	31,887	30,065

Income before income taxes	4,225	8,086	8,660	11,300
Provision for income taxes	1,200	2,639	2,567	3,697

Net income	$3,025	$5,447	$6,093	$7,603

Income per share:
Basic	$0.14	$0.25	$0.28	$0.35
Diluted	$0.14	$0.25	$0.28	$0.35
Weighted average shares:
Basic	21,649,423	21,630,660	21,644,052	21,647,237
Diluted	21,962,628	21,808,507	21,957,397	21,818,079

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$3,025	$5,447	$6,093	$7,603

Other comprehensive (loss) income, net of taxes:
Unrealized holding (losses) gains on securities available for sale	(2,403)	58	2,626	4,781
Reclassification adjustments for gains realized in income	(2,128)	(1,259)	(4,401)	(2,342)

Unrealized (losses) gains	(4,531)	(1,201)	(1,775)	2,439
Tax effect	1,800	487	698	(939)

Total other comprehensive (loss) income	(2,731)	(714)	(1,077)	1,500

Total comprehensive income	$294	$4,733	$5,016	$9,103

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Shares of Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Six Months Ended June 30, 2012
Balance at December 31, 2011	22,149,409	$97,669	$134,533	$3,985	$(7,317)	$(6,624)	$(2,302)	$219,944
Comprehensive income	—	—	7,603	1,500	—	—	—	9,103
Stock option exercise	3,101	(30)	—	—	39	—	—	9
Purchase of treasury stock	(86,304)	—	—	—	(1,141)	—	—	(1,141)
ESOP shares earned (20,700 shares)	—	66	—	—	—	207	—	273
Share-based compensation expense	7,120	295	—	—	—	—	284	579

Balance at June 30, 2012	22,073,326	$98,000	$142,136	$5,485	$(8,419)	$(6,417)	$(2,018)	$228,767

Six Months Ended June 30, 2013
Balance at December 31, 2012	22,135,855	$98,338	$146,959	$4,915	$(8,331)	$(6,210)	$(1,728)	$233,943
Comprehensive income	—	—	6,093	(1,077)	—	—	—	5,016
Stock option exercise	7,472	(62)	—	—	96	—	—	34
Purchase of treasury stock	(60,786)	—	—	—	(1,101)	—	—	(1,101)
ESOP shares earned (20,700 shares)	—	166	—	—	—	207	—	373
Share-based compensation expense	8,155	328	—	—	—	—	304	632

Balance at June 30, 2013	22,090,696	$98,770	$153,052	$3,838	$(9,336)	$(6,003)	$(1,424)	$238,897

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$6,093	$7,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of acquisition fair value adjustments	(162)	(306)
Earned ESOP shares	373	273
Provision for loan losses	4,479	3,434
Accretion of net deferred loan origination costs	(38)	(30)
Net (accretion) amortization of securities available for sale	(5)	175
Capitalization of mortgage servicing rights	(86)	(576)
Amortization of mortgage servicing rights	173	143
Depreciation and amortization expense	1,117	1,081
Gain on sales of securities, net	(4,401)	(2,342)
Loss and provision for foreclosed real estate, net	88	134
Deferred income tax benefit	(55)	(24)
Income from bank-owned life insurance	(587)	(596)
Equity income on investment in affiliate bank	—	(310)
Gain on sale of investment in affiliate bank	—	(4,819)
Share-based compensation expense	632	579
Net changes in:
Loans held for sale	4,314	(7,310)
Accrued interest receivable	(94)	454
Prepaid deposit insurance	—	812
Other assets	(2,570)	491
Accrued expenses and other liabilities	283	(2,522)

Net cash provided by (used in) operating activities	9,554	(3,656)

Cash flows from investing activities:
Maturities of certificate of deposit	—	2,500
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	20,704	91,952
Redemption (purchases) of mutual funds, net	9,911	(5,587)
Proceeds from sales	27,775	16,379
Purchases	(15,816)	(57,427)
Proceeds from sale of investment in affiliate bank	—	6,600
Redemption of Federal Home Loan Bank stock	157	474
Loans originated, net of principal payments received	(223,966)	(200,482)
Purchases of premises and equipment	(2,045)	(2,496)
Proceeds from sales of foreclosed real estate	926	1,061

Net cash used in investing activities	(182,354)	(147,026)

(continued)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	196,653	96,167
Net change in borrowings with maturities less than three months	—	(6,463)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	47,500	62,500
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(19,974)	(32,500)
Stock option exercise	34	9
Purchase of treasury stock	(1,101)	(1,141)

Net cash provided by financing activities	223,112	118,572

Net change in cash and cash equivalents	50,312	(32,110)
Cash and cash equivalents at beginning of period	93,192	156,685

Cash and cash equivalents at end of period	$143,504	$124,575

Supplemental cash flow information:
Interest paid on deposits	$8,097	$7,949
Interest paid on borrowings	1,862	1,965
Income taxes paid, net of refunds	4,440	3,610
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	200	354
Receipt of common stock from sale of investment in affiliate bank	—	11,136
Net amounts due from broker on security transactions	828	7,038

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc., a 59.6%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company, and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”). The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”) and Meridian Interstate Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The update generally requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, effective prospectively for reporting periods beginning after December 15, 2012. The update had no material impact on the Company’s consolidated financial statements.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$3,025	$5,447	$6,093	$7,603

Average number of common shares outstanding	21,507,247	21,460,224	21,514,555	21,475,457
Effect of unvested stock awards	142,176	170,436	129,497	171,780

Basic weighted average shares outstanding	21,649,423	21,630,660	21,644,052	21,647,237
Effect of dilutive stock options	313,205	177,847	313,345	170,842

Diluted weighted average shares outstanding	21,962,628	21,808,507	21,957,397	21,818,079

Earnings per share:
Basic	$0.14	$0.25	$0.28	$0.35
Diluted	$0.14	$0.25	$0.28	$0.35

Options for the exercise of 46,700 and 71,100 shares for the three months ended June 30, 2013 and 2012, respectively, and options for the exercise of 23,350 and 64,850 shares for the six months ended June 30, 2013 and 2012, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4. SECURITIES

The following table sets forth the amortized cost and fair value of securities available for sale.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
Debt securities:
Corporate bonds:
Financial services	$66,432	$1,388	$(95)	$67,725
Industry and manufacturing	13,869	368	(2)	14,235
Consumer products and services	11,250	192	—	11,442
Technology	2,504	20	—	2,524
Healthcare	11,027	316	—	11,343
Other	1,014	54	—	1,068

Total corporate bonds	106,096	2,338	(97)	108,337
Government-sponsored enterprises	36,573	6	(1,156)	35,423
Municipal bonds	7,234	150	—	7,384
Residential mortgage-backed securities:
Government-sponsored enterprises	13,247	723	—	13,970
Private label	1,862	79	—	1,941

Total debt securities	165,012	3,296	(1,253)	167,055

Marketable equity securities:
Common stocks:
Financial services	11,220	881	(104)	11,997
Industry and manufacturing	14,793	1,077	(460)	15,410
Consumer products and services	10,137	1,998	(35)	12,100
Technology	2,954	291	(68)	3,177
Healthcare	3,993	1,011	(32)	4,972
Other	2,677	724	—	3,401

Total common stocks	45,774	5,982	(699)	51,057
Money market mutual funds	3,921	—	(37)	3,884

Total marketable equity securities	49,695	5,982	(736)	54,941

Total securities available for sale	$214,707	$9,278	$(1,989)	$221,996

December 31, 2012
Debt securities:
Corporate bonds:
Financial services	$76,044	$2,480	$(71)	$78,453
Industry and manufacturing	14,846	449	—	15,295
Consumer products and services	12,259	355	—	12,614
Technology	2,506	—	(29)	2,477
Healthcare	11,041	461	—	11,502
Other	1,018	61	—	1,079

Total corporate bonds	117,714	3,806	(100)	121,420
Government-sponsored enterprises	53,084	94	(29)	53,149
Municipal bonds	7,236	225	—	7,461
Residential mortgage-backed securities:
Government-sponsored enterprises	16,280	1,019	(1)	17,298
Private label	3,169	140	—	3,309

Total debt securities	197,483	5,284	(130)	202,637

Marketable equity securities:
Common stocks:
Financial services	11,354	622	(67)	11,909
Industry and manufacturing	10,922	1,329	(157)	12,094
Consumer products and services	11,849	1,284	(59)	13,074
Technology	1,847	11	(8)	1,850
Healthcare	3,757	560	(9)	4,308
Other	2,677	422	—	3,099

Total common stocks	42,406	4,228	(300)	46,334
Money market mutual funds	13,833	—	(19)	13,814

Total marketable equity securities	56,239	4,228	(319)	60,148

Total securities available for sale	$253,722	$9,512	$(449)	$262,785

At June 30, 2013, securities with an amortized cost of $27.1 million and $2.8 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2013 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Within 1 year		Over 1 year to 5 years		Over 5 years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Corporate bonds:
Financial services	$11,766	$11,866	$50,666	$51,895	$4,000	$3,964	$66,432	$67,725
Industry and manufacturing	3,996	4,083	9,873	10,152	—	—	13,869	14,235
Consumer products and services	11,250	11,442	—	—	—	—	11,250	11,442
Technology	—	—	2,504	2,524	—	—	2,504	2,524
Healthcare	5,015	5,119	6,012	6,224	—	—	11,027	11,343
Other	—	—	1,014	1,068	—	—	1,014	1,068

Total corporate bonds	32,027	32,510	70,069	71,863	4,000	3,964	106,096	108,337
Government-sponsored enterprises	—	—	75	78	36,498	35,345	36,573	35,423
Municipal bonds	1,460	1,462	5,774	5,922	—	—	7,234	7,384
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	3	13,244	13,967	13,247	13,970
Private label	—	—	—	—	1,862	1,941	1,862	1,941

Total	$33,487	$33,972	$75,921	$77,866	$55,604	$55,217	$165,012	$167,055

For the three months ended June 30, 2013 and 2012, proceeds from sales of securities available for sale amounted to $8.0 million and $8.6 million, during the 2013 and 2012 periods. Gross gains of $2.1 million and $1.4 million and gross losses of $0 and $98,000, respectively, were realized on the sales. For the six months ended June 30, 2013 and 2012, proceeds from sales of securities available for sale amounted to $27.8 million and $16.4 million, during the 2013 and 2012 periods. Gross gains of $4.4 million and $2.4 million and gross losses of $10,000 and $98,000, respectively, were realized on the sales.

Information pertaining to securities available for sale as of June 30, 2013 and December 31, 2012, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Within One Year		Over One Year
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
Debt securities:
Corporate bonds:
Financial services	$42	$7,958	$53	$4,446
Industry and manufacturing	2	998	—	—

Total corporate bonds	44	8,956	53	4,446
Government-sponsored enterprises	1,156	33,343	—	—

Total debt securities	1,200	42,299	53	4,446

Marketable equity securities:
Common stocks:
Financial services	87	2,009	17	217
Industry and manufacturing	445	4,833	15	413
Consumer products and services	35	749	—	—
Technology	68	1,586	—	—
Healthcare	32	1,139	—	—

Total common stocks	667	10,316	32	630
Money market mutual funds	—	—	37	994

Total marketable equity securities	667	10,316	69	1,624

Total temporarily impaired securities	$1,867	$52,615	$122	$6,070

	Within One Year		Over One Year
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
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

The Company determined no securities were other-than-temporarily impaired for the six months ended June 30, 2013. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of June 30, 2013, the net unrealized gain on the total debt securities portfolio was $2.0 million. At June 30, 2013, 31 debt securities had unrealized losses with aggregate depreciation of 2.6% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity; (b) recent downgrades by several industry analysts; and (c) recent increases in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

As of June 30, 2013, the net unrealized gain on the total marketable equity securities portfolio was $5.2 million. At June 30, 2013, 25 marketable equity securities have unrealized losses with aggregate depreciation of 5.8% from the Company’s cost basis. Two equity securities had a market value decline of 15.0% or more for less than twelve months, with a net unrealized loss of $281,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

5. LOANS

The Company’s loan portfolio consists primarily of residential real estate, commercial real estate, construction, commercial business and consumer segments. The residential real estate loans include classes for one- to four-family, multi-family and home equity lines of credit. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. A summary of loans follows:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$430,673	21.1%	$443,228	24.5%
Multi-family	177,748	8.8	178,948	9.9
Home equity lines of credit	56,484	2.8	60,907	3.4
Commercial real estate	946,989	46.7	795,642	44.0
Construction	232,508	11.5	173,255	9.6

Total real estate loans	1,844,402	90.9	1,651,980	91.4
Commercial business loans	178,392	8.8	147,814	8.2
Consumer	7,005	0.3	7,143	0.4

Total loans	2,029,799	100.0%	1,806,937	100.0%

Allowance for loan losses	(23,450)		(20,504)
Net deferred loan origination fees	(767)		(94)

Loans, net	$2,005,582		$1,786,339

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2013 and December 31, 2012, the Company was servicing loans for participants aggregating $47.0 million and $41.1 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	June 30, 2013	December 31, 2012
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$6,981	$7,581
Multi-family	858	1,280
Home equity lines of credit	566	568
Commercial real estate	733	1,646

Total real estate loans	9,138	11,075
Commercial business loans	78	78
Consumer	4	4

Outstanding principal balance	9,220	11,157
Discount	(2,287)	(2,595)

Carrying amount	$6,933	$8,562

A rollforward of accretable yield follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$1,040	$1,162	$1,047	$1,181
Accretion	(7)	(18)	(14)	(37)
Disposals	(130)	—	(130)	—

Ending balance	$903	$1,144	$903	$1,144

An analysis of the allowance for loan losses and related information follows:

	For the Three Months Ended June 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,150	$1,315	$177	$10,620	$4,459	$2,078	$84	$—	$20,883
Provision (credit) for loan loss	22	(1)	(17)	1,561	1,148	494	12	—	3,219
Charge-offs	(288)	(6)	—	—	(366)	—	(21)	—	(681)
Recoveries	1	—	—	—	6	14	8	—	29

Ending balance	$1,885	$1,308	$160	$12,181	$5,247	$2,586	$83	$—	$23,450

	For the Three Months Ended June 30, 2012
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,090	$1,439	$158	$7,125	$2,082	$1,131	$72	$—	$14,097
Provision for loan loss	230	13	6	12	1,501	380	28	—	2,170
Charge-offs	(168)	—	—	—	(218)	—	(16)	—	(402)
Recoveries	170	—	—	—	229	—	7	—	406

Ending balance	$2,322	$1,452	$164	$7,137	$3,594	$1,511	$91	$—	$16,271

	For the Six Months Ended June 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504
Provision (credit) for loan loss	(259)	(27)	(66)	1,776	2,573	395	87	—	4,479
Charge-offs	(396)	(96)	—	—	(993)	—	(153)	—	(1,638)
Recoveries	33	—	—	—	11	17	44	—	105

Ending balance	$1,885	$1,308	$160	$12,181	$5,247	$2,586	$83	$—	$23,450

	For the Six Months Ended June 30, 2012
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053
Provision (credit) for loan loss	650	163	(29)	(61)	2,231	446	34	—	3,434
Charge-offs	(367)	(72)	(52)	(9)	(298)	—	(75)	—	(873)
Recoveries	178	—	—	227	231	4	17	—	657

Ending balance	$2,322	$1,452	$164	$7,137	$3,594	$1,511	$91	$—	$16,271

	At June 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$128	$—	$—	$303	$256	$84	$—	$—	$771
Amount of allowance for loan losses for loans not deemed to be impaired	1,757	1,308	160	11,878	4,991	2,502	83	—	22,679

	$1,885	$1,308	$160	$12,181	$5,247	$2,586	$83	$—	$23,450

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$37	$—	$—	$9	$—	$—	$—	$—	$46

Loans deemed to be impaired	$4,643	$4,638	$22	$9,877	$17,152	$511	$—		$36,843
Loans not deemed to be impaired	426,030	173,110	56,462	937,112	215,356	177,881	7,005		1,992,956

	$430,673	$177,748	$56,484	$946,989	$232,508	$178,392	$7,005		$2,029,799

	At December 31, 2012
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$128	$90	$—	$204	$227	$—	$—	$—	$649
Amount of allowance for loan losses for loans not deemed to be impaired	2,379	1,341	226	10,201	3,429	2,174	105	—	19,855

	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$31	$90	$—	$9	$—	$—	$—	$—	$130

Loans deemed to be impaired	$4,486	$5,784	$22	$12,146	$18,319	$424	$—		$41,181
Loans not deemed to be impaired	438,742	173,164	60,885	783,496	154,936	147,390	7,143		1,765,756

	$443,228	$178,948	$60,907	$795,642	$173,255	$147,814	$7,143		$1,806,937

The following table provides information about the Company’s past due and non-accrual loans at the dates indicated.

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$4,602	$1,130	$5,903	$11,635	$18,156
Multi-family	328	—	—	328	595
Home equity lines of credit	482	202	321	1,005	2,626
Commercial real estate	979	1,694	3,532	6,205	8,002
Construction	3,443	—	6,186	9,629	15,421

Total real estate loans	9,834	3,026	15,942	28,802	44,800
Commercial business loans	38	948	123	1,109	511
Consumer	383	309	—	692	—

Total	$10,255	$4,283	$16,065	$30,603	$45,311

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$3,996	$2,476	$8,990	$15,462	$18,870
Multi-family	—	—	364	364	976
Home equity lines of credit	767	674	754	2,195	2,674
Commercial real estate	1,722	379	3,671	5,772	8,844
Construction	496	—	6,553	7,049	7,785

Total real estate loans	6,981	3,529	20,332	30,842	39,149
Commercial business loans	201	—	318	519	424
Consumer	479	132	—	611	—

Total	$7,661	$3,661	$20,650	$31,972	$39,573

At June 30, 2013 and December 31, 2012, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at June 30, 2013 and December 31, 2012 included $966,000 and $2.3 million of loans acquired with evidence of credit deterioration. At June 30, 2013 and December 31, 2012, non-accrual loans included $1.8 million and $3.9 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$2,624	$2,903		$2,157	$2,465
Multi-family	4,638	4,638		5,419	5,893
Home equity lines of credit	22	22		22	22
Commercial real estate	3,119	3,346		9,752	10,054
Construction	14,929	16,387		16,726	17,818
Commercial business loans	254	332		424	502

Total	25,586	27,628		34,500	36,754

Impaired loans with a valuation allowance:
One- to four-family	2,019	2,118	$128	2,329	2,330	$128
Multi-family	—	—	—	365	482	90
Commercial real estate	6,758	6,758	303	2,394	2,394	204
Construction	2,223	3,044	256	1,593	1,787	227
Commercial business loans	257	257	84	—	—	—

Total	11,257	12,177	771	6,681	6,993	649

Total impaired loans	$36,843	$39,805	$771	$41,181	$43,747	$649

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$4,688	$59	$46	$3,993	$60	$49
Multi-family	5,143	90	59	6,319	143	138
Home equity lines of credit	22	—	—	23	—	—
Commercial real estate	10,332	190	152	10,988	186	81
Construction	17,260	279	118	28,831	441	294
Commercial business loans	456	16	16	1,115	23	17

Total impaired loans	$37,901	$634	$391	$51,269	$853	$579

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$4,621	$117	$94	$3,967	$121	$98
Multi-family	5,356	179	168	5,965	278	260
Home equity lines of credit	22	—	—	23	—	—
Commercial real estate	10,937	354	226	11,572	398	249
Construction	17,613	548	276	30,642	1,050	548
Commercial business loans	445	22	22	1,115	45	39

Total impaired loans	$38,994	$1,220	$786	$53,284	$1,892	$1,194

At June 30, 2013, additional funds of $1.0 million are committed to be advanced in connection with impaired construction loans.

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,238	$1,992
Multi-family	110	110
Home equity lines of credit	22	22
Commercial real estate	1,380	1,393
Construction	—	3,319

Total TDRs on accrual status	3,750	6,836

TDRs on non-accrual status:
One- to four-family	2,405	2,493
Commercial real estate	4,388	4,466
Construction	6,914	3,838
Commercial business loans	192	—

Total TDRs on non-accrual status	13,899	10,797

Total TDRs	$17,649	$17,633

The following is a summary of troubled debt restructurings during the periods indicated.

	Three Months Ended June 30,
	2013			2012
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	$—	1	$175	$175
Commercial business loans	1	207	207	—	—	—

Total	1	$207	$207	1	$175	$175

	Six Months Ended June 30,
	2013			2012
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$265	$265	4	$851	$851
Commercial business loans	1	207	207	—	—	—

Total	2	$472	$472	4	$851	$851

The following provides information on how loans were modified as TDRs for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted interest rates	$—	$175	$265	$851
Combination of interest rate and maturity date adjustment	207	—	207	—

Total	$207	$175	$472	$851

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At June 30, 2013 and 2012, the allowance for loan losses included an allocated component of $80,000 and $6,000, respectively, with no charge-offs related to the TDRs modified during the six months ended June 30, 2013 and 2012.

The following table is a summary of TDRs that defaulted (became 90 days past due) in the first twelve months after restructure during the periods presented:

	Six Months Ended June 30,
	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$469	2	$435

Total	2	$469	2	$435

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

The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	June 30, 2013
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$169,949	$932,161	$193,760	$177,842
Loans rated 5	7,799	14,828	38,748	550
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$177,748	$946,989	$232,508	$178,392

	December 31, 2012
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$172,825	$784,060	$154,969	$147,258
Loans rated 5	6,123	11,582	18,286	556
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$178,948	$795,642	$173,255	$147,814

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Unadvanced portion of existing loans:
Construction	$212,715	$166,482
Home equity line of credit	37,952	39,698
Other lines and letters of credit	101,566	56,174
Commitments to originate:
One- to four-family	28,018	17,752
Commercial real estate	76,684	51,540
Construction	60,793	83,078
Commercial business loans	13,582	24,355
Other loans	3,613	205

Total loan commitments outstanding	$534,923	$439,284

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $21.6 million and $35.9 million were outstanding at June 30, 2013 and December 31, 2012, respectively. The fair value of such commitments was a net liability of $480,000 at June 30, 2013 and an asset of $288,000 at December 31, 2012.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $28.5 million and $44.4 million were outstanding at June 30, 2013 and December 31, 2012, respectively. The fair value of such commitments was a net asset of $930,000 at June 30, 2013 and a liability of $12,000 at December 31, 2012.

The following table presents the fair values of derivative instruments in the balance sheet.

	June 30, 2013
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$40	Other liabilities	$520
Forward loan sale commitments	Other assets	949	Other liabilities	19

Total		$989		$539

	December 31, 2012
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivative loan commitments	Other assets	$288	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	12

Total		$288		$12

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of net income:

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Location of Gain/(Loss)	2013	2012	2013	2012
		(In thousands)		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(699)	$454	$(768)	$240
Forward loan sale commitments	Mortgage banking gains, net	950	(435)	942	(353)

Total		$251	$19	$174	$(113)

For the six months ended June 30, 2013, the Company recognized net mortgage banking gains of $558,000, consisting of $384,000 in net gains on sale of loans and $174,000 in net derivative mortgage banking gains. For the six months ended June 30, 2012, the Company recognized net mortgage banking gains of $1.2 million, consisting of $1.3 million in net gains on sale of loans and $113,000 in net derivative mortgage banking losses.

Other Commitments

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $10.1 million as of June 30, 2013, with total annual payments of $2.2 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$167,055	$—	$167,055
Marketable equity securities	54,941	—	—	54,941
Derivative loan commitments	—	—	40	40
Forward loan sale commitments	—	—	949	949

Total assets	$54,941	$167,055	$989	$222,985

Liabilities:
Derivative loan commitments	$—	$—	$520	$520
Forward loan sale commitments	—	—	19	19

Total liabilities	$—	$—	$539	$539

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$202,637	$—	$202,637
Marketable equity securities	60,148	—	—	60,148
Derivative loan commitments	—	—	288	288

Total assets	$60,148	$202,637	$288	$263,073

Liabilities:
Forward loan sale commitments	$—	$—	$12	$12

Total liabilities	$—	$—	$12	$12

For the six months ended June 30, 2013 and 2012, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$199	$376	$276	$508
Total realized and unrealized losses included net income	251	19	174	(113)

Ending balance	$450	$395	$450	$395

Total realized gain relating to instruments still held at period end	$450	$395	$450	$395

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

	June 30, 2013			Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total Loss	Total Loss
	(In thousands)
Impaired loans	$—	$—	$6,525	$(236)	$(1,016)
Foreclosed real estate	—	—	1,790	—	(16)

	$—	$—	$8,315	$(236)	$(1,032)

	December 31, 2012			Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Total Loss	Total Loss
	(In thousands)
Impaired loans	$—	$—	$7,867	$(487)	$(500)
Foreclosed real estate	—	—	2,604	(69)	(171)

	$—	$—	$10,471	$(556)	$(671)

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

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$143,504	$143,504	$—	$—	$143,504
Securities available for sale	221,996	54,941	167,055	—	221,996
Federal Home Loan Bank stock	11,907	—	—	11,907	11,907
Loans and loans held for sale, net	2,015,770	—	—	2,037,791	2,037,791
Accrued interest receivable	6,839	—	—	6,839	6,839
Financial liabilities:
Deposits	2,062,069	—	—	2,068,322	2,068,322
Borrowings	188,576	—	186,590	—	186,590
Accrued interest payable	837	—	—	837	837
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	40	—	—	40	40
Liabilities	520	—	—	520	520
Forward loan sale commitments:
Assets	949	—	—	949	949
Liabilities	19	—	—	19	19

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$93,192	$93,192	$—	$—	$93,192
Securities available for sale	262,785	60,148	202,637	—	262,785
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,800,841	—	—	1,843,529	1,843,529
Accrued interest receivable	6,745	—	—	6,745	6,745
Financial liabilities:
Deposits	1,865,433	—	—	1,874,226	1,874,226
Borrowings	161,254	—	164,176	—	164,176
Accrued interest payable	849	—	—	849	849
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	288	—	—	288	288
Forward loan sale commitments:
Liabilities	12	—	—	12	12

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

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	changes in the quality or composition of the Company’s loan or investment portfolios;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets

Total assets increased $229.7 million, or 10.1%, to $2.508 billion at June 30, 2013 from $2.279 billion at December 31, 2012. Net loans increased $219.2 million, or 12.3%, to $2.006 billion at June 30, 2013 from $1.786 billion at December 31, 2012. The net increase in loans for the six months ended June 30, 2013 was primarily due to increases of $151.3 million in commercial real estate loans, $59.3 million in construction loans and $30.6 million in commercial business loans. Cash and cash equivalents increased $50.3 million, or 54.0%, to $143.5 million at June 30, 2013 from $93.2 million at December 31, 2012. Securities available for sale decreased $40.8 million, or 15.5%, to $222.0 million at June 30, 2013 from $262.8 million at December 31, 2012.

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

Delinquencies

Total past due loans decreased $1.4 million, or 4.3%, to $30.6 million at June 30, 2013 from $32.0 million at December 31, 2012, reflecting a decrease of $4.6 million in loans 90 days or more past due partially offset by an increase of $3.2 million in loans 30 to 89 days past due. Delinquent loans at June 30, 2013 included $11.5 million of loans acquired in the Mt. Washington merger, including $1.7 million that were 30 to 59 days past due, $2.6 million that were 60 to 89 days past due and $7.2 million that were 90 days or more past due. At June 30, 2013, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2013, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$18,156	$18,870
Multi-family	595	976
Home equity lines of credit	2,626	2,674
Commercial real estate	8,002	8,844
Construction	15,421	7,785

Total real estate loans	44,800	39,149
Commercial business loans	511	424

Total non-accrual loans (1)	45,311	39,573
Foreclosed assets	1,790	2,604

Total non-performing assets	$47,101	$42,177

Non-accrual loans to total loans	2.23%	2.19%
Non-accrual loans to total assets	1.81%	1.74%
Non-performing assets to total assets	1.88%	1.85%

(1)	TDRs on accrual status not included above totaled $3.8 million at June 30, 2013 and $6.8 million at December 31, 2012.

Non-accrual loans increased $5.7 million, or 14.5%, to $45.3 million, or 2.23% of total loans outstanding, at June 30, 2013, from $39.6 million, or 2.19% of total loans outstanding, at December 31, 2012, primarily due to a net increase of $7.8 million in non-accrual construction loans. The increase in non-accrual construction loans resulted from two construction loan relationships totaling $9.2 million that were placed on non-accrual loan status due to loan performance changes during the quarter ended March 31, 2013. We are pursuing the resolution of one such loan relationship totaling $5.7 million following a charge-off of $626,000 recorded against the allowance for loan losses during the quarter ended March 31, 2013. The second of these loan relationships totaling $3.5 million is a TDR that we expect to collect in full. Foreclosed real estate decreased $814,000, or 31.3%, to $1.8 million at June 30, 2013 from $2.6 million at December 31, 2012. Non-performing assets increased $4.9 million, or 11.7%, to $47.1 million, or 1.88% of total assets, at June 30, 2013, from $42.2 million, or 1.85% of total assets, at December 31, 2012. Non-performing assets at June 30, 2013 included $17.0 million of assets acquired in the January 2010 Mt. Washington Co-operative Bank merger, comprised of $16.7 million of non-accrual loans and $320,000 of foreclosed real estate. Interest income that would have been recorded for the six months ended June 30, 2013 had non-accruing loans been current according to their original terms amounted to $846,000.

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

Total TDRs increased $16,000, or 0.1%, to $17.6 million at June 30, 2013 from $17.6 million at December 31, 2012, consisting of an increase of $3.1 million in TDRs on non-accrual status partially offset by a decrease of $3.1 million in TDRs on accrual status. The increase in TDRs on non-accrual status was the result of a construction loan relationship totaling $3.3 million that was transferred to non-accrual status from accrual status during the six months ended June 30, 2013. In addition, one- to four-family TDRs on non-accrual status increased $246,000 due to a residential loan modification that was completed during the six months ended June 30, 2013. Modifications of one- to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. The decrease in commercial real estate TDRs on non-accrual status was due to contractual payments received during the six months ended June 30, 2013. Interest income that would have been recorded for the six months ended June 30, 2013 had TDRs been current according to their original terms amounted to $295,000.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions, such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at June 30, 2013 other than those already classified as non-accrual, impaired or troubled debt restructurings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	June 30, 2013			December 31, 2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,885	8.0%	21.1%	$2,507	12.2%	24.5%
Multi-family	1,308	5.6	8.8	1,431	7.0	9.9
Home equity lines of credit	160	0.7	2.8	226	1.1	3.4
Commercial real estate	12,181	51.9	46.7	10,405	50.8	44.0
Construction	5,247	22.4	11.5	3,656	17.8	9.6

Total real estate loans	20,781	88.6	90.9	18,225	88.9	91.4
Commercial business loans	2,586	11.0	8.8	2,174	10.6	8.2
Consumer	83	0.4	0.3	105	0.5	0.4

Total loans	$23,450	100.0%	100.0%	$20,504	100.0%	100.0%

Allowance to non-accrual loans	51.75%			51.81%
Allowance to total loans outstanding	1.16%			1.13%
Net charge-offs to average loans outstanding (annualized)	0.16%			0.07%

The Company’s provision for loan losses was $3.2 million for the quarter ended June 30, 2013 compared to $2.2 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, the provision for loan losses was $4.5 million compared to $3.4 million for the six months ended June 30, 2012. The increases in the provision for loan losses were primarily due to growth in the commercial real estate, construction and commercial business loan categories for the second quarter and six months ended June 30, 2013 compared to the same periods in 2012. In addition, the provision for loan losses was based on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $23.5 million or 1.16% of total loans outstanding at June 30, 2013, compared to $20.5 million or 1.13% of total loans outstanding at December 31, 2012. Net loan charge-offs totaled $652,000 for the quarter ended June 30, 2013, or 0.13% of average loans outstanding, and $1.5 million for the six months ended June 30, 2013, or 0.16% of average loans outstanding.

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

The Company had impaired loans totaling $36.8 million and $41.2 million as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, impaired loans totaling $11.3 million had an allocated allowance component of $771,000. Impaired loans totaling $6.7 million had an allocated allowance component of $649,000 at December 31, 2012. The Company’s average investment in impaired loans was $39.0 million and $53.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual one- to four-family residential and consumer loans for impairment disclosures, unless such loans are subject to a TDR. The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2013 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

The securities portfolio decreased $40.8 million, or 15.5% to $222.0 million, or 8.8% of total assets at June 30, 2013 as compared to $262.8 million, or 11.5% of total assets at December 31, 2012. At June 30, 2013, 48.8% of the securities portfolio, or $108.3 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $66.4 million, and $67.7 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in Notes to the Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio along with the Company’s assessment of other-than-temporary impairment.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $196.6 million, or 10.5%, to $2.062 billion at June 30, 2013 from $1.865 billion at December 31, 2012. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term balances of $132.2 million to $1.369 billion, or 66.4% of total deposits, at June 30, 2013.

The following table summarizes the period end balance and the composition of deposits:

	June 30, 2013		December 31, 2012
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$228,705	11.0%	$204,079	10.9%
NOW deposits	193,171	9.4	180,629	9.7
Money market deposits	690,745	33.5	606,861	32.5
Regular savings and other deposits	256,798	12.5	245,634	13.2
Certificates of deposit	692,650	33.6	628,230	33.7

Total	$2,062,069	100.0%	$1,865,433	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $27.3 million, or 16.9%, to $188.6 million at June 30, 2013 from $161.3 million at December 31, 2012. The Bank entered into new advances with the Federal Home Loan Bank of Boston totaling $47.5 million with terms of two to seven years and fixed interest rates of 0.61% to 1.22% during the six months ended June 30, 2013. At June 30, 2013, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston and the availability of $2.8 million from the Federal Reserve discount window, none of which was outstanding at that date.

Stockholders’ Equity

Total stockholders’ equity increased $5.0 million, or 2.1%, to $238.9 million at June 30, 2013, from $233.9 million at December 31, 2012. The increase for the six months ended June 30, 2013 was due primarily to $6.1 million in net income, partially offset by a decrease of $1.1 million in accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities, net of tax and a $1.0 million increase in treasury stock resulting from the Company’s repurchase of 60,786 shares. Stockholders’ equity to assets was 9.52% at June 30, 2013, compared to 10.27% at December 31, 2012. Book value per share increased to $10.81 at June 30, 2013 from $10.57 at December 31, 2012. Tangible book value per share increased to $10.19 at June 30, 2013 from $9.95 at December 31, 2012. Market price per share increased $2.05, or 12.2%, to $18.83 at June 30, 2013 from $16.78 at December 31, 2012. At June 30, 2013, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition –Capital Management.”

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

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest (1)	Yield/ Cost (6)	Average Balance	Interest (1)	Yield/ Cost (6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,937,574	$22,035	4.56%	$1,497,772	$18,893	5.07%
Securities and certificates of deposits	232,794	1,584	2.73	314,363	2,441	3.12
Other interest-earning assets (3)	154,113	101	0.26	106,994	96	0.36

Total interest-earning assets	2,324,481	23,720	4.09	1,919,129	21,430	4.49

Noninterest-earning assets	116,638			124,549

Total assets	$2,441,119			$2,043,678

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$177,170	228	0.52	$145,731	162	0.45
Money market deposits	660,024	1,489	0.90	502,438	1,058	0.85
Regular savings and other deposits	252,868	166	0.26	230,532	221	0.39
Certificates of deposit	686,854	2,258	1.32	620,740	2,376	1.54

Total interest-bearing deposits	1,776,916	4,141	0.93	1,499,441	3,817	1.02
Borrowings	187,082	795	1.70	140,651	756	2.16

Total interest-bearing liabilities	1,963,998	4,936	1.01	1,640,092	4,573	1.12

Noninterest-bearing demand deposits	219,757			162,520
Other noninterest-bearing liabilities	16,889			15,268

Total liabilities	2,200,644			1,817,880
Total stockholders’ equity	240,475			225,798

Total liabilities and stockholders’ equity	$2,441,119			$2,043,678

Net interest-earning assets	$360,483			$279,037

Fully tax-equivalent net interest income		18,784			16,857
Less: tax-equivalent adjustments		(465)			(462)

Net interest income		$18,319			$16,395

Interest rate spread (4)			3.08%			3.37%
Net interest margin (5)			3.24%			3.53%
Average interest-earning assets to average interest-bearing liabilities	118.35%			117.01%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,996,673	$4,141	0.83%	$1,661,961	$3,817	0.92%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,183,755	$4,936	0.91%	$1,802,612	$4,573	1.02%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans is presented on a tax- equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the statement of net income.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest (1)	Yield/ Cost (6)	Average Balance	Interest (1)	Yield/ Cost (6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,883,894	$43,085	4.61%	$1,443,848	$36,881	5.14%
Securities and certificates of deposits	242,655	3,297	2.74	319,031	5,168	3.26
Other interest-earning assets (3)	135,247	165	0.25	127,976	177	0.28

Total interest-earning assets	2,261,796	46,547	4.15	1,890,855	42,226	4.49

Noninterest-earning assets	119,128			128,023

Total assets	$2,380,924			$2,018,878

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$176,455	459	0.52	$143,705	326	0.46
Money market deposits	638,532	2,844	0.90	481,276	2,018	0.84
Regular savings and other deposits	249,878	327	0.26	224,466	430	0.39
Certificates of deposit	667,973	4,459	1.35	632,120	5,046	1.61

Total interest-bearing deposits	1,732,838	8,089	0.94	1,481,567	7,820	1.06
Borrowings	182,071	1,637	1.81	137,640	1,539	2.25

Total interest-bearing liabilities	1,914,909	9,726	1.02	1,619,207	9,359	1.16

Noninterest-bearing demand deposits	210,014			158,064
Other noninterest-bearing liabilities	17,821			16,109

Total liabilities	2,142,744			1,793,380
Total stockholders’ equity	238,180			225,498

Total liabilities and stockholders’ equity	$2,380,924			$2,018,878

Net interest-earning assets	$346,887			$271,648

Fully tax-equivalent net interest income		36,821			32,867
Less: tax-equivalent adjustments		(876)			(621)

Net interest income		$35,945			$32,246

Interest rate spread (4)			3.13%			3.33%
Net interest margin (5)			3.28%			3.50%
Average interest-earning assets to average interest-bearing liabilities	118.12%			116.78%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$1,942,852	$8,089	0.84%	$1,639,631	$7,820	0.96%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,124,923	$9,726	0.92%	$1,777,271	$9,359	1.06%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans is presented on a tax- equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the statement of net income.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended June 30, 2013 Compared to 2012 Increase (Decrease)			Six Months Ended June 30, 2013 Compared to 2012 Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	$5,184	$(2,042)	$3,142	$10,275	$(4,071)	$6,204
Securities and certificates of deposits	(577)	(280)	(857)	(1,124)	(747)	(1,871)
Other interest-earning assets	35	(30)	5	10	(22)	(12)

Total	4,642	(2,352)	2,290	9,161	(4,840)	4,321
Interest Expense:
Deposits	653	(329)	324	1,082	(813)	269
Borrowings	219	(180)	39	433	(335)	98

Total	872	(509)	363	1,515	(1,148)	367

Change in fully tax-equivalent net interest income	$3,770	$(1,843)	$1,927	$7,646	$(3,692)	$3,954

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

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

The Company recorded net income of $3.0 million, or $0.14 per diluted share, for the quarter ended June 30, 2013 compared to $5.4 million, or $0.25 per diluted share, for the quarter ended June 30, 2012. Income before income tax expense decreased $3.9 million to $4.2 million, the net result of a decrease in non-interest income of $3.9 million and increases in the provision for loan losses of $1.0 million and non-interest expenses of $796,000, partially offset by an increase in net interest income of $1.9 million.

For the six months ended June 30, 2013, net income was $6.1 million, or $0.28 per diluted share compared to $7.6 million, or $0.35 per diluted share, for the six months ended June 30, 2012. Income before income tax expense decreased $2.6 million to $8.7 million, the net result of a decrease in non-interest income of $3.5 million and increases in the provision for loan losses of $1.0 million and non-interest expenses of $1.8 million, partially offset by an increase in net interest income of $3.7 million.

During the second quarter of 2012, the Company recognized a pre-tax gain of $4.8 million on the sale of its investment in Hampshire First Bank, which was 43% owned by the Company, to NBT Bancorp, Inc. (NASDAQ: NBTB) and NBT Bank, N.A. On an after-tax basis, this one-time gain increased net income by $2.9 million, or $0.13 per diluted share, for the quarter and six months ended June 30, 2012.

The Company’s return on average assets was 0.50% for the quarter ended June 30, 2013 compared to 1.07% for the quarter ended June 30, 2012. For the six months ended June 30, 2013, the Company’s return on average assets was 0.51% compared to 0.75% for the six months ended June 30, 2012.

The Company’s return on average equity was 5.03% for the quarter ended June 30, 2013 compared to 9.65% for the quarter ended June 30, 2012. For the six months ended June 30, 2013, the Company’s return on average equity was 5.12% compared to 6.74% for the six months ended June 30, 2012.

Net Interest Income

Net interest income increased $1.9 million, or 11.7%, to $18.3 million for the quarter ended June 30, 2013 from $16.4 million for the quarter ended June 30, 2012. The net interest rate spread and net interest margin were 3.08% and 3.24%, respectively, for the quarter ended June 30, 2013 compared to 3.37% and 3.53%, respectively, for the quarter ended June 30, 2012. For the six months ended June 30, 2013, net interest income increased $3.7 million, or 11.5%, to $35.9 million from $32.2 million for the six months ended June 30, 2012. The net interest rate spread and net interest margin were 3.13% and 3.28%, respectively, for the six months ended June 30, 2013 compared to 3.33% and 3.50%, respectively, for the six months ended June 30, 2012. The increases in net interest income were due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the second quarter and six months ended June 30, 2013 compared to the same periods in 2012.

The average balance of the Company’s loan portfolio increased $439.8 million, or 29.4%, to $1.938 billion, which was partially offset by the decline in the yield on loans of 51 basis points to 4.56% for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. For the six months ended June 30, 2013, the average balance of the loan portfolio increased $440.0 million, or 30.5%, to $1.884 billion, which was partially offset by the decrease in the yield on loans of 53 basis points to 4.61% compared to the six months ended June 30, 2012.

The Company’s cost of total deposits declined nine basis points to 0.83%, which was partially offset by the increase in the average balance of total deposits of $334.7 million, or 20.1%, to $1.997 billion for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. For the six months ended June 30, 2013, the cost of total deposits declined 12 basis points to 0.84%, which was partially offset by the increase in the average balance of total deposits of $303.2 million, or 18.5%, to $1.943 billion compared to the six months ended June 30, 2012.

The Company’s yield on interest-earning assets declined 40 basis points to 4.09% for the quarter ended June 30, 2013 compared to 4.49% for the quarter ended June 30, 2012, while the cost of funds declined 11 basis points to 0.91% for the quarter ended June 30, 2013 compared to 1.02% for the quarter ended June 30, 2012. For the six months ended June 30, 2013, the yield on interest-earning assets declined by 34 basis points to 4.15% compared to 4.49% for the six months ended June 30, 2012, while the cost of funds declined by 14 basis points to 0.92% for the six months ended June 30, 2013 compared to 1.06% for the six months ended June 30, 2012.

Provision for Loan Losses

The Company’s provision for loan losses was $3.2 million for the quarter ended June 30, 2013 compared to $2.2 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, the provision for loan losses was $4.5 million compared to $3.4 million for the six months ended June 30, 2012. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition -Allowance for Loan Losses.”

Non-Interest Income

Non-interest income decreased $3.9 million, or 45.5%, to $4.7 million for the quarter ended June 30, 2013 from $8.7 million for the quarter ended June 30, 2012, primarily due to the $4.8 million gain on sale of the Hampshire First Bank affiliate recognized in the second quarter of 2012, partially offset by increases of $869,000 in gain on sales of securities, net, and $271,000 in customer service fees. For the six months ended June 30, 2013, non-interest income decreased $3.5 million, or 27.7%, to $9.1 million from $12.6 million for the six months ended June 30, 2012, primarily due to the gain on sale of the Hampshire First Bank affiliate and decreases of $604,000 in mortgage banking gains, net, and $310,000 in equity income from the Hampshire First Bank affiliate, partially offset by increases of $2.1 million in gain on sales of securities, net, and $278,000 in customer service fees.

Non-Interest Expenses

Non-interest expenses increased $796,000, or 5.4%, to $15.6 million for the quarter ended June 30, 2013 from $14.8 million for the quarter ended June 30, 2012, primarily due to increases of $834,000 in salaries and employee benefits, $222,000 in data processing and $162,000 in marketing and advertising, partially offset by decreases of $333,000 in professional services and $182,000 in other non-interest expenses. For the six months ended June 30, 2013, non-interest expenses increased $1.8 million, or 6.1%, to $31.9 million from $30.1 million for the six months ended June 30, 2012, primarily due to increases of $1.6 million in salaries and employee benefits, $325,000 in occupancy and equipment, $381,000 in data processing and $294,000 in marketing and advertising, partially offset by decreases of $565,000 in professional services reflecting a decline in legal expense, $94,000 in foreclosed real estate and $253,000 in other non-interest expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily associated with the opening of new branches and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 74.58% for the quarter ended June 30, 2013 compared to 77.98% for the quarter ended June 30, 2012, excluding the gain on sale of the Hampshire First Bank affiliate. For the six months ended June 30, 2013, the efficiency ratio was 78.49% compared to 79.88% for the six months ended June 30, 2012, excluding the gain on sale of the Hampshire First Bank affiliate.

Provision for Income Taxes

The Company recorded a provision for income taxes of $1.2 million for the quarter ended June 30, 2013, reflecting an effective tax rate of 28.4%, compared to $2.6 million, or 32.6%, for the quarter ended June 30, 2012. For the six months ended June 30, 2013, the provision for income taxes was $2.6 million, reflecting an effective tax rate of 29.6%, compared to $3.7 million, or 32.7%, for the six months ended June 30, 2012. The change in the effective tax rate was primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $143.5 million. In addition, at June 30, 2013, we had $16.2 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. We also have the ability to pledge additional one- to four-family, multi-family and commercial real estate loans as collateral to increase our borrowing capacity with the Federal Home Loan Bank of Boston. On June 30, 2013, we had $188.6 million of advances outstanding.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Certificates of deposit due within one year of June 30, 2013 totaled $416.6 million, or 60.1% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, both the Company and the Bank exceeded all of their respective regulatory capital requirements.

The Company’s and the Bank’s actual capital amounts and ratios follow:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013
Total Capital (to Risk Weighted Assets):
Company	$247,105	11.1%	$178,222	8.0%	N/A	N/A
Bank	221,391	10.0	176,988	8.0	$221,235	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	221,295	9.9	89,111	4.0	N/A	N/A
Bank	195,686	8.8	88,494	4.0	132,741	6.0
Tier 1 Capital (to Average Assets):
Company	221,295	9.1	96,874	4.0	N/A	N/A
Bank	195,686	8.2	96,041	4.0	120,052	5.0
December 31, 2012
Total Capital (to Risk Weighted Assets):
Company	$237,527	11.9%	$159,344	8.0%	N/A	N/A
Bank	201,113	10.2	157,224	8.0	$196,531	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	215,255	10.8	79,672	4.0	N/A	N/A
Bank	178,852	9.1	78,612	4.0	117,918	6.0
Tier 1 Capital (to Average Assets):
Company	215,255	9.7	88,858	4.0	N/A	N/A
Bank	178,852	8.2	87,742	4.0	109,678	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30, 2013		December 31, 2012
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$238,897	$213,053	$233,943	$197,399
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(3,838)	(3,603)	(4,915)	(4,774)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(77)	(77)	(86)	(86)

Total Tier 1 capital	221,295	195,686	215,255	178,852

Adjustments to total capital:
Allowance for loan losses	23,450	23,450	20,504	20,504
45% of net unrealized gains on marketable equity securities	2,360	2,255	1,768	1,757

Total regulatory capital	$247,105	$221,391	$237,527	$201,113

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

As of June 30, 2013, the Company had repurchased 257,352 shares of its stock at an average price of $14.10 per share, or 28.5% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,661,280 shares at an average price of $10.73 per share since December 2008.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles in the United States of America are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For further information about the our loan commitments and unused lines of credit, refer to Note 6 Commitments and Derivatives in Notes to the Consolidated Financial Statements within this report.

For the six months ended June 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at July 1, 2013 through June 30, 2014.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
	(Dollars in thousands)
300	$65,967	$(6,652)	(9.16)%
Flat	72,619
-50	74,373	1,754	2.42

ITEM 4. CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in our 2012 Annual Report on Form 10-K, filed with the SEC on March 15, 2013, which is available through the SEC’s website at www.sec.gov. As of June 30, 2013, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2013	11,225	$18.28	11,225	693,249
May 1 – 31, 2013	35,677	$18.09	35,677	657,572
June 1 – 30, 2013	10,700	$18.06	10,700	646,872

Total	57,602	$18.12	57,602	646,872

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****

3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***

4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*

10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*

10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*

10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*

10.4	Form of Amended and Restated Employment Agreement*

10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*

10.6	Form of Supplemental Executive Retirement Agreements with certain directors*

10.7	[Reserved]

10.8	[Reserved]

10.9	[Reserved]

10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008

10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009

10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.14	2008 Equity Incentive Plan**

10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009

10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009

10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***

10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***

10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009

10.22	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 15, 2013

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the quarter and six months ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.

**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.

***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.

****	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Dated: August 9, 2013	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)