Form 10-Q
period 2013-09-30
MERIDIAN INTERSTATE BANCORP INC
filed 2013-11-08
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 1, 2013, the registrant had 22,114,611 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM  10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$206,233	$93,129
Federal funds sold	—	63

Total cash and cash equivalents	206,233	93,192

Securities available for sale, at fair value	204,897	262,785
Federal Home Loan Bank stock, at cost	11,907	12,064
Loans held for sale	6,294	14,502

Loans	2,136,105	1,806,843
Less allowance for loan losses	(23,679)	(20,504)

Loans, net	2,112,426	1,786,339

Bank-owned life insurance	37,137	36,251
Foreclosed real estate, net	1,782	2,604
Premises and equipment, net	39,368	38,719
Accrued interest receivable	6,885	6,745
Deferred tax asset, net	10,843	9,710
Goodwill	13,687	13,687
Other assets	3,521	2,173

Total assets	$2,654,980	$2,278,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$247,283	$204,079
Interest-bearing	1,957,820	1,661,354

Total deposits	2,205,103	1,865,433

Long-term debt	187,700	161,254
Accrued expenses and other liabilities	18,527	18,141

Total liabilities	2,411,330	2,044,828

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	99,050	98,338
Retained earnings	158,373	146,959
Accumulated other comprehensive income	3,309	4,915
Treasury stock, at cost, 743,627 and 660,800 shares at September 30, 2013 and December 31, 2012, respectively	(9,923)	(8,331)
Unearned compensation - ESOP, 589,950 and 621,000 shares at September 30, 2013 and December 31, 2012, respectively	(5,899)	(6,210)
Unearned compensation - restricted shares, 193,180 and 203,345 at September 30, 2013 and December 31, 2012, respectively	(1,260)	(1,728)

Total stockholders’ equity	243,650	233,943

Total liabilities and stockholders’ equity	$2,654,980	$2,278,771

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$22,889	$19,139	$65,413	$55,692
Interest on debt securities	997	1,574	3,266	5,778
Dividends on equity securities	348	389	1,061	1,042
Interest on certificates of deposit	—	8	—	26
Other interest and dividend income	86	71	251	248

Total interest and dividend income	24,320	21,181	69,991	62,786

Interest expense:
Interest on deposits	4,427	3,905	12,516	11,725
Interest on borrowings	796	837	2,433	2,376

Total interest expense	5,223	4,742	14,949	14,101

Net interest income	19,097	16,439	55,042	48,685
Provision for loan losses	151	2,344	4,630	5,778

Net interest income, after provision for loan losses	18,946	14,095	50,412	42,907

Non-interest income:
Customer service fees	1,857	1,834	5,219	4,918
Loan fees	185	51	349	290
Mortgage banking (loss) gain, net	(102)	750	456	1,912
Gain on sales of securities, net	2,995	1,602	7,396	3,944
Income from bank-owned life insurance	299	296	886	892
Equity income on investment in affiliate bank	—	—	—	310
Gain on sale of investment in affiliate bank	—	—	—	4,819
Other income	—	6	9	7

Total non-interest income	5,234	4,539	14,315	17,092

Non-interest expenses:
Salaries and employee benefits	10,033	8,644	29,584	26,587
Occupancy and equipment	2,103	1,882	6,523	5,977
Data processing	1,089	896	3,159	2,585
Marketing and advertising	539	557	2,042	1,766
Professional services	453	727	1,591	2,430
Foreclosed real estate	(31)	208	161	494
Deposit insurance	525	427	1,522	1,298
Other general and administrative	876	1,025	2,892	3,294

Total non-interest expenses	15,587	14,366	47,474	44,431

Income before income taxes	8,593	4,268	17,253	15,568
Provision for income taxes	3,272	1,554	5,839	5,251

Net income	$5,321	$2,714	$11,414	$10,317

Income per share:
Basic	$0.25	$0.13	$0.53	$0.48
Diluted	$0.24	$0.12	$0.52	$0.47

Weighted average shares:
Basic	21,632,828	21,606,540	21,640,435	21,633,654
Diluted	22,000,504	21,871,578	21,971,890	21,835,894

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$5,321	$2,714	$11,414	$10,317

Other comprehensive (loss) income, net of taxes:
Unrealized holding gain on securities available for sale	2,123	2,815	4,749	7,596
Reclassification adjustment for gains realized in income (1)	(2,995)	(1,602)	(7,396)	(3,944)

Unrealized (loss) gain	(872)	1,213	(2,647)	3,652
Tax effect	343	(471)	1,041	(1,410)

Total other comprehensive (loss) income	(529)	742	(1,606)	2,242

Total comprehensive income	$4,792	$3,456	$9,808	$12,559

(1)	Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income in total non-interest income. Income tax associated with the reclassification adjustment for the three months ended September 30, 2013 and 2012 was $903 and $622, and for the nine months ended September 30, 2013 and 2012 was $2,909 and $1,523, respectively.

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Shares of Common Stock Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2012
Balance at December 31, 2011	22,149,409	$97,669	$134,533	$3,985	$(7,317)	$(6,624)	$(2,302)	$219,944
Comprehensive income	—	—	10,317	2,242	—	—	—	12,559
Stock option exercise	3,790	(39)	—	—	47	—	—	8
Purchase of treasury stock	(86,304)	—	—	—	(1,141)	—	—	(1,141)
ESOP shares earned (31,050 shares)	—	122	—	—	—	311	—	433
Share-based compensation expense	8,970	446	—	—	—	—	429	875

Balance at September 30, 2012	22,075,865	$98,198	$144,850	$6,227	$(8,411)	$(6,313)	$(1,873)	$232,678

Nine Months Ended September 30, 2013
Balance at December 31, 2012	22,135,855	$98,338	$146,959	$4,915	$(8,331)	$(6,210)	$(1,728)	$233,943
Comprehensive income	—	—	11,414	(1,606)	—	—	—	9,808
Stock option exercise	8,259	(72)	—	—	106	—	—	34
Purchase of treasury stock	(91,086)	—	—	—	(1,698)	—	—	(1,698)
ESOP shares earned (31,050 shares)	—	271	—	—	—	311	—	582
Share-based compensation expense	10,165	513	—	—	—	—	468	981

Balance at September 30, 2013	22,063,193	$99,050	$158,373	$3,309	$(9,923)	$(5,899)	$(1,260)	$243,650

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$11,414	$10,317
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of acquisition fair value adjustments	(240)	(380)
Earned ESOP shares	582	433
Provision for loan losses	4,630	5,778
(Accretion) amortization of net deferred loan origination costs	(50)	20
Net (accretion) amortization of securities available for sale	(6)	177
Capitalization of mortgage servicing rights	(97)	(629)
Amortization of mortgage servicing rights	248	240
Depreciation and amortization expense	1,706	1,600
Gain on sales of securities, net	(7,396)	(3,944)
Loss and provision for foreclosed real estate, net	42	310
Deferred income tax benefit	(92)	(45)
Income from bank-owned life insurance	(886)	(892)
Equity income on investment in affiliate bank	—	(310)
Gain on sale of investment in affiliate bank	—	(4,819)
Share-based compensation expense	981	875
Net changes in:
Loans held for sale	8,208	(19,070)
Accrued interest receivable	(140)	816
Prepaid deposit insurance	—	1,208
Other assets	(595)	528
Accrued expenses and other liabilities	(43)	(472)

Net cash provided by (used in) operating activities	18,266	(8,259)

Cash flows from investing activities:
Maturities of certificate of deposit	—	2,500
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	31,607	140,124
Redemption (purchase) of mutual funds, net	11,792	(6,300)
Proceeds from sales	45,826	31,988
Purchases	(27,088)	(86,756)
Proceeds from sale of investment in affiliate bank	—	6,600
Redemption of Federal Home Loan Bank stock	157	474
Loans originated, net of principal payments received	(331,139)	(290,273)
Purchases of premises and equipment	(2,293)	(2,838)
Proceeds from sales of foreclosed real estate	1,133	1,410

Net cash used in investing activities	(270,005)	(203,071)

(continued)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	339,693	192,390
Net change in borrowings with maturities less than three months	—	(6,459)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	47,500	90,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(20,749)	(42,641)
Stock option exercise	34	8
Purchase of treasury stock	(1,698)	(1,141)

Net cash provided by financing activities	364,780	232,157

Net change in cash and cash equivalents	113,041	20,827

Cash and cash equivalents at beginning of period	93,192	156,685

Cash and cash equivalents at end of period	$206,233	$177,512

Supplemental cash flow information:
Interest paid on deposits	$12,503	$11,860
Interest paid on borrowings	2,759	2,935
Income taxes paid, net of refunds	6,465	4,911
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	353	354
Receipt of common stock from sale of investment in affiliate bank	—	11,136
Net amounts due from broker on security transactions	475	—

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc., a 59.7%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company, and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”). The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”) and Meridian Interstate Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013, and is available through the SEC’s website at www.sec.gov.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$5,321	$2,714	$11,414	$10,317

Average number of common shares outstanding	21,483,908	21,437,150	21,504,227	21,463,122
Effect of unvested stock awards	148,920	169,390	136,208	170,532

Basic weighted average shares outstanding	21,632,828	21,606,540	21,640,435	21,633,654
Effect of dilutive stock options	367,676	265,038	331,455	202,240

Diluted weighted average shares outstanding	22,000,504	21,871,578	21,971,890	21,835,894

Earnings per share:
Basic	$0.25	$0.13	$0.53	$0.48
Diluted	$0.24	$0.12	$0.52	$0.47

Options for the exercise of 6,966 and 63,600 shares for the three months ended September 30, 2013 and 2012, respectively, and options for the exercise of 17,899 and 64,433 shares for the nine months ended September 30, 2013 and 2012, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4.	SECURITIES

The following table sets forth the amortized cost and fair value of securities available for sale.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2013
Debt securities:
Corporate bonds:
Financial services	$61,150	$1,330	$(63)	$62,417
Industry and manufacturing	13,881	321	(17)	14,185
Consumer products and services	9,240	101	—	9,341
Technology	2,503	22	—	2,525
Healthcare	11,020	260	—	11,280
Other	1,013	48	—	1,061

Total corporate bonds	98,807	2,082	(80)	100,809
Government-sponsored enterprises	34,566	3	(1,121)	33,448
Municipal bonds	7,172	130	—	7,302
Residential mortgage-backed securities:
Government-sponsored enterprises	11,872	618	—	12,490
Private label	1,677	68	—	1,745

Total debt securities	154,094	2,901	(1,201)	155,794

Marketable equity securities:
Common stocks:
Financial services	4,200	155	(46)	4,309
Industry and manufacturing	15,728	1,820	(312)	17,236
Consumer products and services	10,882	1,598	(41)	12,439
Technology	3,191	123	(48)	3,266
Healthcare	4,902	873	(61)	5,714
Other	3,441	693	—	4,134

Total common stocks	42,344	5,262	(508)	47,098
Money market mutual funds	2,041	—	(36)	2,005

Total marketable equity securities	44,385	5,262	(544)	49,103

Total securities available for sale	$198,479	$8,163	$(1,745)	$204,897

December 31, 2012
Debt securities:
Corporate bonds:
Financial services	$76,044	$2,480	$(71)	$78,453
Industry and manufacturing	14,846	449	—	15,295
Consumer products and services	12,259	355	—	12,614
Technology	2,506	—	(29)	2,477
Healthcare	11,041	461	—	11,502
Other	1,018	61	—	1,079

Total corporate bonds	117,714	3,806	(100)	121,420
Government-sponsored enterprises	53,084	94	(29)	53,149
Municipal bonds	7,236	225	—	7,461
Residential mortgage-backed securities:
Government-sponsored enterprises	16,280	1,019	(1)	17,298
Private label	3,169	140	—	3,309

Total debt securities	197,483	5,284	(130)	202,637

Marketable equity securities:
Common stocks:
Financial services	11,354	622	(67)	11,909
Industry and manufacturing	10,922	1,329	(157)	12,094
Consumer products and services	11,849	1,284	(59)	13,074
Technology	1,847	11	(8)	1,850
Healthcare	3,757	560	(9)	4,308
Other	2,677	422	—	3,099

Total common stocks	42,406	4,228	(300)	46,334
Money market mutual funds	13,833	—	(19)	13,814

Total marketable equity securities	56,239	4,228	(319)	60,148

Total securities available for sale	$253,722	$9,512	$(449)	$262,785

At September 30, 2013, securities with an amortized cost of $25.1 million and $2.4 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2013 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Corporate bonds:
Financial services	$16,406	$16,621	$44,744	$45,796	$—	$—	$61,150	$62,417
Industry and manufacturing	4,983	5,065	8,898	9,120	—	—	13,881	14,185
Consumer products and services	9,240	9,341	—	—	—	—	9,240	9,341
Technology	2,503	2,525	—	—	—	—	2,503	2,525
Healthcare	5,010	5,077	6,010	6,203	—	—	11,020	11,280
Other	—	—	1,013	1,061	—	—	1,013	1,061

Total corporate bonds	38,142	38,629	60,665	62,180	—	—	98,807	100,809
Government-sponsored enterprises	—	—	67	69	34,499	33,379	34,566	33,448
Municipal bonds	1,450	1,451	5,722	5,851	—	—	7,172	7,302
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	3	11,869	12,487	11,872	12,490
Private label	—	—	—	—	1,677	1,745	1,677	1,745

Total	$39,592	$40,080	$66,457	$68,103	$48,045	$47,611	$154,094	$155,794

For the three months ended September 30, 2013 and 2012, proceeds from sales of securities available for sale amounted to $18.1 million and $15.6 million, respectively. During the 2013 and 2012 periods, gross gains of $3.0 million and $1.6 million and gross losses of $0 and $2,000, respectively, were realized on the sales. For the nine months ended September 30, 2013 and 2012, proceeds from sales of securities available for sale amounted to $45.8 million and $32.0 million, respectively. During the 2013 and 2012 periods, gross gains of $7.4 million and $4.0 million and gross losses of $10,000 and $100,000, respectively, were realized on the sales.

Information pertaining to securities available for sale as of September 30, 2013 and December 31, 2012, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
Debt securities:
Corporate bonds:
Financial services	$13	$5,987	$50	$1,450
Industry and manufacturing	17	983	—	—

Total corporate bonds	30	6,970	50	1,450
Government-sponsored enterprises	1,121	33,379	—	—

Total debt securities	1,151	40,349	50	1,450

Marketable equity securities:
Common stocks:
Financial services	46	1,855	—	—
Industry and manufacturing	312	2,463	—	—
Consumer products and services	41	1,358	—	—
Technology	48	975	—	—
Healthcare	61	1,890	—	—

Total common stocks	508	8,541	—	—
Money market mutual funds	—	—	36	999

Total marketable equity securities	508	8,541	36	999

Total temporarily impaired securities	$1,659	$48,890	$86	$2,449

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
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

The Company determined no securities were other-than-temporarily impaired for the nine months ended September 30, 2013. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of September 30, 2013, the net unrealized gain on the total debt securities portfolio was $1.7 million. At September 30, 2013, 30 debt securities had unrealized losses with aggregate depreciation of 2.8% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity; (b) recent downgrades by several industry analysts; and (c) recent increases in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is “more likely than not” that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

As of September 30, 2013, the net unrealized gain on the total marketable equity securities portfolio was $4.7 million. At September 30, 2013, 18 marketable equity securities have unrealized losses with aggregate depreciation of 5.4% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$446,003	20.9%	$443,228	24.5%
Multi-family	282,116	13.2	178,948	9.9
Home equity lines of credit	55,569	2.6	60,907	3.4
Commercial real estate	972,992	45.5	795,642	44.0
Construction	192,910	9.0	173,255	9.6

Total real estate loans	1,949,590	91.2	1,651,980	91.4
Commercial business loans	180,761	8.5	147,814	8.2
Consumer	6,918	0.3	7,143	0.4

Total loans	2,137,269	100.0%	1,806,937	100.0%

Allowance for loan losses	(23,679)		(20,504)
Net deferred loan origination fees	(1,164)		(94)

Loans, net	$2,112,426		$1,786,339

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2013 and December 31, 2012, the Company was servicing loans for participants aggregating $48.6 million and $41.1 million, respectively.

As a result of the Mt. Washington Co-operative Bank (“Mt. Washington”) acquisition in January 2010, the Company acquired loans with a fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	September 30, 2013	December 31, 2012
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$6,785	$7,581
Multi-family	852	1,280
Home equity lines of credit	511	568
Commercial real estate	727	1,646

Total real estate loans	8,875	11,075
Commercial business loans	78	78
Consumer	4	4

Outstanding principal balance	8,957	11,157
Discount	(2,232)	(2,595)

Carrying amount	$6,725	$8,562

A rollforward of accretable yield follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$903	$1,144	$1,047	$1,181
Accretion	(6)	—	(20)	(37)
Disposals	(31)	(90)	(161)	(90)

Ending balance	$866	$1,054	$866	$1,054

An analysis of the allowance for loan losses and related information follows:

	For the Three Months Ended September 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,885	$1,308	$160	$12,181	$5,247	$2,586	$83	$—	$23,450
Provision (credit) for loan losses	129	772	(7)	174	(1,358)	396	45	—	151
Charge-offs	(135)	—	—	—	(369)	—	(71)	—	(575)
Recoveries	88	—	—	—	537	4	24	—	653

Ending balance	$1,967	$2,080	$153	$12,355	$4,057	$2,986	$81	$—	$23,679

	For the Three Months Ended September 30, 2012
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,322	$1,452	$164	$7,137	$3,594	$1,511	$91	$—	$16,271
Provision for loan losses	264	85	92	286	940	629	48	—	2,344
Charge-offs	(47)	—	—	—	(1)	—	(32)	—	(80)
Recoveries	72	—	—	—	7	4	4	—	87

Ending balance	$2,611	$1,537	$256	$7,423	$4,540	$2,144	$111	$—	$18,622

	For the Nine Months Ended September 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504
Provision (credit) for loan losses	(130)	745	(73)	1,950	1,215	791	132	—	4,630
Charge-offs	(531)	(96)	—	—	(1,362)	—	(224)	—	(2,213)
Recoveries	121	—	—	—	548	21	68	—	758

Ending balance	$1,967	$2,080	$153	$12,355	$4,057	$2,986	$81	$—	$23,679

	For the Nine Months Ended September 30, 2012
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,861	$1,361	$245	$6,980	$1,430	$1,061	$115	$—	$13,053
Provision for loan losses	914	248	63	225	3,171	1,075	82	—	5,778
Charge-offs	(414)	(72)	(52)	(9)	(299)	—	(107)	—	(953)
Recoveries	250	—	—	227	238	8	21	—	744

Ending balance	$2,611	$1,537	$256	$7,423	$4,540	$2,144	$111	$—	$18,622

	At September 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$123	$—	$—	$194	$22	$288	$—	$—	$627
Amount of allowance for loan losses for loans not deemed to be impaired	1,844	2,080	153	12,161	4,035	2,698	81	—	23,052

	$1,967	$2,080	$153	$12,355	$4,057	$2,986	$81	$—	$23,679

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$33	$—	$—	$11	$—	$—	$—	$—	$44

Loans deemed to be impaired	$4,325	$4,023	$21	$10,869	$15,169	$1,264	$—		$35,671
Loans not deemed to be impaired	441,678	278,093	55,548	962,123	177,741	179,497	6,918		2,101,598

	$446,003	$282,116	$55,569	$972,992	$192,910	$180,761	$6,918		$2,137,269

	At December 31, 2012
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$128	$90	$—	$204	$227	$—	$—	$—	$649
Amount of allowance for loan losses for loans not deemed to be impaired	2,379	1,341	226	10,201	3,429	2,174	105	—	19,855

	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$31	$90	$—	$9	$—	$—	$—	$—	$130

Loans deemed to be impaired	$4,486	$5,784	$22	$12,146	$18,319	$424	$—		$41,181
Loans not deemed to be impaired	438,742	173,164	60,885	783,496	154,936	147,390	7,143		1,765,756

	$443,228	$178,948	$60,907	$795,642	$173,255	$147,814	$7,143		$1,806,937

The following table provides information about the Company’s past due and non-accrual loans at the dates indicated.

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$6,452	$2,361	$5,478	$14,291	$17,247
Home equity lines of credit	1,404	409	405	2,218	2,667
Commercial real estate	451	354	2,469	3,274	9,008
Construction	—	4,149	9,251	13,400	13,400

Total real estate loans	8,307	7,273	17,603	33,183	42,322
Commercial business loans	3	361	948	1,312	1,264
Consumer	347	254	—	601	—

Total	$8,657	$7,888	$18,551	$35,096	$43,586

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$3,996	$2,476	$8,990	$15,462	$18,870
Multi-family	—	—	364	364	976
Home equity lines of credit	767	674	754	2,195	2,674
Commercial real estate	1,722	379	3,671	5,772	8,844
Construction	496	—	6,553	7,049	7,785

Total real estate loans	6,981	3,529	20,332	30,842	39,149
Commercial business loans	201	—	318	519	424
Consumer	479	132	—	611	—

Total	$7,661	$3,661	$20,650	$31,972	$39,573

At September 30, 2013 and December 31, 2012, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at September 30, 2013 and December 31, 2012 included $935,000 and $2.3 million of loans acquired with evidence of credit deterioration. At September 30, 2013 and December 31, 2012, non-accrual loans included $1.5 million and $3.9 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)

Impaired loans without a valuation allowance:
One- to four-family	$2,316	$2,594		$2,157	$2,465
Multi-family	4,023	4,023		5,419	5,893
Home equity lines of credit	21	21		22	22
Commercial real estate	9,243	9,470		9,752	10,054
Construction	14,787	16,591		16,726	17,818
Commercial business loans	816	894		424	502

Total	31,206	33,593		34,500	36,754

Impaired loans with a valuation allowance:
One- to four-family	2,009	2,108	$123	2,329	2,330	$128
Multi-family	—	—	—	365	482	90
Commercial real estate	1,626	1,626	194	2,394	2,394	204
Construction	382	382	22	1,593	1,787	227
Commercial business loans	448	448	288	—	—	—

Total	4,465	4,564	627	6,681	6,993	649

Total impaired loans	$35,671	$38,157	$627	$41,181	$43,747	$649

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,484	$54	$42	$4,506	$53	$44
Multi-family	4,331	81	80	4,462	84	80
Home equity lines of credit	21	—	—	23	—	—
Commercial real estate	10,373	141	95	10,751	197	92
Construction	16,160	274	41	22,883	393	156
Commercial business loans	887	49	19	1,129	22	16

Total impaired loans	$36,256	$599	$277	$43,754	$749	$388

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,547	$163	$134	$4,369	$186	$146
Multi-family	5,023	247	237	5,287	362	341
Home equity lines of credit	22	1	1	23	1	1
Commercial real estate	10,920	307	184	11,401	595	341
Construction	17,002	823	317	28,701	1,444	703
Commercial business loans	650	66	39	1,116	68	56

Total impaired loans	$38,164	$1,607	$912	$50,897	$2,656	$1,588

At September 30, 2013, additional funds of $1.8 million are committed to be advanced in connection with impaired construction loans.

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30, 2013	December 31, 2012
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,607	$1,992
Multi-family	110	110
Home equity lines of credit	21	22
Commercial real estate	1,374	1,393
Construction	—	3,319

Total TDRs on accrual status	4,112	6,836

TDRs on non-accrual status:
One- to four-family	1,843	2,493
Commercial real estate	4,349	4,466
Construction	6,543	3,838
Commercial business loans	192	—

Total TDRs on non-accrual status	12,927	10,797

Total TDRs	$17,039	$17,633

The following is a summary of troubled debt restructurings during the periods indicated.

	Three Months Ended September 30,
	2013			2012
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$126	$126	2	$582	$582

Total	1	$126	$126	2	$582	$582

	Nine Months Ended September 30,
	2013			2012
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$391	$391	6	$1,433	$1,433
Commercial business loans	1	207	207	—	—	—

Total	3	$598	$598	6	$1,433	$1,433

The following provides information on how loans were modified as TDRs for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted interest rates	$126	$582	$391	$1,433
Combination of interest rate and maturity date adjustment	—	—	207	—

Total	$126	$582	$598	$1,433

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At September 30, 2013 and 2012, the allowance for loan losses included an allocated component of $60,000 and $42,000, respectively, with no charge-offs related to the TDRs modified during the nine months ended September 30, 2013 and 2012.

The following table is a summary of TDRs that defaulted (became 90 days past due) in the first twelve months after restructure during the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$288	2	$361	3	$757	4	$796
Commercial business loans	1	207	—	—	1	207	—	—

Total	2	$495	2	$361	4	$964	4	$796

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

The following tables provide information with respect to the Company’s risk rating at the dates indicated.

	September 30, 2013
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$265,666	$960,021	$161,438	$179,497
Loans rated 5	16,450	12,971	31,472	1,264
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$282,116	$972,992	$192,910	$180,761

	December 31, 2012
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 4A	$172,825	$784,060	$154,969	$147,258
Loans rated 5	6,123	11,582	18,286	556
Loans rated 6	—	—	—	—
Loans rated 7	—	—	—	—

Total	$178,948	$795,642	$173,255	$147,814

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Unadvanced portion of existing loans:
Construction	$218,089	$166,482
Home equity line of credit	37,532	39,698
Other lines and letters of credit	105,939	56,174
Commitments to originate:
One- to four-family	23,757	17,752
Commercial real estate	66,009	51,540
Construction	53,403	83,078
Commercial business loans	67,003	24,355
Other loans	1,609	205

Total loan commitments outstanding	$573,341	$439,284

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. Derivative loan commitments with a notional amount of $9.9 million and $35.9 million were outstanding at September 30, 2013 and December 31, 2012, respectively. The fair value of such commitments was a net asset of $205,000 and $288,000 at September 30, 2013 and December 31, 2012, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $13.6 million and $44.4 million were outstanding at September 30, 2013 and December 31, 2012, respectively. The fair value of such commitments was a liability of $224,000 and $12,000 at September 30, 2013 and December 31, 2012, respectively.

The following table presents the fair values of derivative instruments in the balance sheet.

	September 30, 2013
	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivative loan commitments	Other assets	$209	Other liabilities	$4
Forward loan sale commitments	N/A	—	Other liabilities	224

Total		$209		$228

	December 31, 2012
	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivative loan commitments	Other assets	$288	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	12

Total		$288		$12

The following table presents information pertaining to the Company’s derivative instruments included in the consolidated statement of net income:

		Amount of Gain/(Loss)		Amount of Gain/(Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location of Gain/(Loss)	2013	2012	2013	2012
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$685	$76	$(83)	$316
Forward loan sale commitments	Mortgage banking gains, net	(1,154)	(179)	(212)	(532)

Total		$(469)	$(103)	$(295)	$(216)

For the nine months ended September 30, 2013, the Company recognized net mortgage banking gains of $456,000, consisting of $751,000 in net gains on sale of loans and $295,000 in net derivative mortgage banking losses. For the nine months ended September 30, 2012, the Company recognized net mortgage banking gains of $1.9 million, consisting of $2.1 million in net gains on sale of loans and $216,000 in net derivative mortgage banking losses.

Other Commitments

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $9.5 million as of September 30, 2013, with total annual payments of $2.2 million. As of September 30, 2013, the Company had outstanding commitments totaling $451,000 for leasehold improvements of a new branch located in Somerville, Massachusetts.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$155,794	$—	$155,794
Marketable equity securities	49,103	—	—	49,103
Derivative loan commitments	—	—	209	209

Total assets	$49,103	$155,794	$209	$205,106

Liabilities:
Derivative loan commitments	$—	$—	$4	$4
Forward loan sale commitments	—	—	224	224

Total liabilities	$—	$—	$228	$228

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$202,637	$—	$202,637
Marketable equity securities	60,148	—	—	60,148
Derivative loan commitments	—	—	288	288

Total assets	$60,148	$202,637	$288	$263,073

Liabilities:
Forward loan sale commitments	$—	$—	$12	$12

Total liabilities	$—	$—	$12	$12

For the nine months ended September 30, 2013 and 2012, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$450	$395	$276	$508
Total realized and unrealized losses included net income	(469)	(103)	(295)	(216)

Ending balance	$(19)	$292	$(19)	$292

Total realized gain relating to instruments still held at period end	$(19)	$292	$(19)	$292

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

				Three Months Ended	Nine Months Ended
	September 30, 2013			September 30, 2013	September 30, 2013
	Level 1	Level 2	Level 3	Total Loss	Total Loss
	(In thousands)
Impaired loans	$—	$—	$11,783	$(226)	$(627)
Foreclosed real estate	—	—	1,782	—	—

	$—	$—	$13,565	$(226)	$(627)

				Three Months Ended	Nine Months Ended
	December 31, 2012			September 30, 2012	September 30, 2012
	Level 1	Level 2	Level 3	Total Loss	Total Loss
	(In thousands)
Impaired loans	$—	$—	$7,867	$(550)	$(1,040)
Foreclosed real estate	—	—	2,604	(185)	(356)

	$—	$—	$10,471	$(735)	$(1,396)

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

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$206,233	$206,233	$—	$—	$206,233
Securities available for sale	204,897	49,103	155,794	—	204,897
Federal Home Loan Bank stock	11,907	—	—	11,907	11,907
Loans and loans held for sale, net	2,118,720	—	—	2,142,839	2,142,839
Accrued interest receivable	6,885	—	—	6,885	6,885

Financial liabilities:
Deposits	2,205,103	—	—	2,210,553	2,210,553
Borrowings	187,700	—	186,526	—	186,526
Accrued interest payable	864	—	—	864	864

On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	209	—	—	209	209
Liabilities	4	—	—	4	4
Forward loan sale commitments:
Liabilities	224	—	—	224	224

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$93,192	$93,192	$—	$—	$93,192
Securities available for sale	262,785	60,148	202,637	—	262,785
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,800,841	—	—	1,843,529	1,843,529
Accrued interest receivable	6,745	—	—	6,745	6,745

Financial liabilities:
Deposits	1,865,433	—	—	1,874,226	1,874,226
Borrowings	161,254	—	164,176	—	164,176
Accrued interest payable	849	—	—	849	849

On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	288	—	—	288	288
Forward loan sale commitments:
Liabilities	12	—	—	12	12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	changes in the quality or composition of the Company’s loan or investment portfolios;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	legislative or regulatory changes that adversely affect our business;

•	effects of shutdown of the federal government;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets

Total assets increased $376.2 million, or 16.5%, to $2.655 billion at September 30, 2013 from $2.279 billion at December 31, 2012. Net loans increased $326.1 million, or 18.3%, to $2.112 billion at September 30, 2013 from $1.786 billion at December 31, 2012. The net increase in loans for the nine months ended September 30, 2013 was primarily due to increases of $177.4 million in commercial real estate loans, $103.2 million in multi-family loans, $19.7 million in construction loans and $32.9 million in commercial business loans. Cash and cash equivalents increased $113.0 million, or 121.3%, to $206.2 million at September 30, 2013 from $93.2 million at December 31, 2012. Securities available for sale decreased $57.9 million, or 22.0%, to $204.9 million at September 30, 2013 from $262.8 million at December 31, 2012.

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

Delinquencies

Total past due loans increased $3.1 million, or 9.8%, to $35.1 million at September 30, 2013 from $32.0 million at December 31, 2012, reflecting an increase of $5.2 million in loans 30 to 89 days past due partially offset by a decrease of $2.1 million in loans 90 days or more past due. Delinquent loans at September 30, 2013 included $12.4 million of loans acquired in the Mt. Washington merger, including $4.0 million that were 30 to 59 days past due, $1.1 million that were 60 to 89 days past due and $7.3 million that were 90 days or more past due. At September 30, 2013, non-accrual loans exceed loans 90 days or more past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2013, the Company did not have any accruing loans past due 90 days or more. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)

Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$17,247	$18,870
Multi-family	—	976
Home equity lines of credit	2,667	2,674
Commercial real estate	9,008	8,844
Construction	13,400	7,785

Total real estate loans	42,322	39,149
Commercial business loans	1,264	424

Total non-accrual loans (1)	43,586	39,573
Foreclosed assets	1,782	2,604

Total non-performing assets	$45,368	$42,177

Non-accrual loans to total loans	2.04%	2.19%
Non-accrual loans to total assets	1.64%	1.74%
Non-performing assets to total assets	1.71%	1.85%

(1)	TDRs on accrual status not included above totaled $4.1 million at September 30, 2013 and $6.8 million at December 31, 2012.

Non-accrual loans increased $4.0 million, or 10.1%, to $43.6 million, or 2.04% of total loans outstanding, at September 30, 2013, from $39.6 million, or 2.19% of total loans outstanding, at December 31, 2012, primarily due to a net increase of $5.6 million in non-accrual construction loans. The increase in non-accrual construction loans resulted from two construction loan relationships totaling $9.2 million that were placed on non-accrual loan status due to loan performance changes during the quarter ended March 31, 2013. We are pursuing the resolution of one such loan relationship totaling $5.7 million following a charge-off of $626,000 recorded against the allowance for loan losses during the quarter ended March 31, 2013. The second of these loan relationships totaling $3.5 million is a TDR that we expect to collect in full. Foreclosed real estate decreased $822,000, or 31.6%, to $1.8 million at September 30, 2013 from $2.6 million at December 31, 2012. Non-performing assets increased $3.2 million, or 7.6%, to $45.4 million, or 1.71% of total assets, at September 30, 2013, from $42.2 million, or 1.85% of total assets, at December 31, 2012. Non-performing assets at September 30, 2013 included $16.7 million of assets acquired in the January 2010 Mt. Washington Co-operative Bank merger, comprised of $16.2 million of non-accrual loans and $473,000 of foreclosed real estate. Interest income that would have been recorded for the nine months ended September 30, 2013 had non-accruing loans been current according to their original terms amounted to $1.1 million.

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

Total TDRs decreased $594,000, or 3.4%, to $17.0 million at September 30, 2013 from $17.6 million at December 31, 2012, consisting of a decrease of $2.7 million in TDRs on accrual status partially offset by an increase of $2.1 million in TDRs on non-accrual status. Construction TDRs on non-accrual status increased as the result of a loan relationship totaling $3.3 million that was transferred to non-accrual status from accrual status during the nine months ended September 30, 2013. The increase in commercial business TDRs was the result of a loan that was transferred to non-accrual status from accrual status during the nine months ended September 30, 2013. In addition, one- to four-family TDRs on non-accrual status decreased $650,000 due to one residential loan modification that was paid in full and one residential loan modification that was returned to accrual status. Modifications of one- to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. The Company has generally been successful with the concessions it has offered to borrowers to date. The Company generally returns TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. The decrease in commercial real estate TDRs on non-accrual status was due to contractual payments received during the nine months ended September 30, 2013. Interest income that would have been recorded for the nine months ended September 30, 2013 had TDRs been current according to their original terms amounted to $347,000.

Potential Problem Loans

Certain loans are identified during the Company’s loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions, such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis. There were no potential problem loans identified at September 30, 2013 other than those already classified as non-accrual, impaired or troubled debt restructurings.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated:

	September 30, 2013			December 31, 2012
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,967	8.3%	20.9%	$2,507	12.2%	24.5%
Multi-family	2,080	8.8	13.2	1,431	7.0	9.9
Home equity lines of credit	153	0.6	2.6	226	1.1	3.4
Commercial real estate	12,355	52.2	45.5	10,405	50.8	44.0
Construction	4,057	17.1	9.0	3,656	17.8	9.6

Total real estate loans	20,612	87.0	91.2	18,225	88.9	91.4

Commercial business loans	2,986	12.6	8.5	2,174	10.6	8.2
Consumer	81	0.4	0.3	105	0.5	0.4

Total loans	$23,679	100.0%	100.0%	$20,504	100.0%	100.0%

Allowance to non-accrual loans	54.33%			51.81%
Allowance to total loans outstanding	1.11%			1.13%
Net charge-offs to average loans outstanding (annualized)	0.10%			0.07%

The Company’s provision for loan losses was $151,000 for the quarter ended September 30, 2013 compared to $2.3 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the provision for loan losses was $4.6 million compared to $5.8 million for the nine months ended September 30, 2012. These changes were based on management’s assessment of loan portfolio growth and composition changes, an ongoing evaluation of credit quality and current economic conditions. In addition, the reductions in the provision for loan losses reflected lower provision expense related to specific reserves recorded for impaired loans for the third quarter and nine months ended September 30, 2013 compared to the same periods in 2012. The allowance for loan losses was $23.7 million or 1.11% of total loans outstanding at September 30, 2013, compared to $20.5 million or 1.13% of total loans outstanding at December 31, 2012. Net recoveries totaled $78,000 for the quarter ended September 30, 2013, or 0.02% of average loans outstanding, and net charge-offs totaled $1.5 million for the nine months ended September 30, 2013, or 0.10% of average loans outstanding.

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

The Company had impaired loans totaling $35.7 million and $41.2 million as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, impaired loans totaling $4.5 million had an allocated allowance component of $627,000. Impaired loans totaling $6.7 million had an allocated allowance component of $649,000 at December 31, 2012. The Company’s average investment in impaired loans was $38.2 million and $50.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2013 and considered any probable loss in determining the allowance for loan losses.

For residential loans measured for impairment based on the collateral value, we will do the following:

•	When a loan becomes seriously delinquent, generally 60 days past, we obtain third party appraisals that are generally the basis for charge-offs when a loss is indicated, prior to the foreclosure sale but usually no later than when such loans are 180 days past due. We generally are able to complete the foreclosure process within six to nine months from receipt of the third party appraisal.

•	We make adjustments to appraisals based on updated economic information, if necessary, prior to the foreclosure sale. We review current market factors to determine whether, in management’s opinion, downward adjustments to the most recent appraised values may be warranted. If so, we use our best estimate to apply an estimated discount rate to the appraised values to reflect current market factors.

•	Appraisals we receive are based on comparable property sales.

For commercial loans measured for impairment based on the collateral value, we will do the following:

•	We obtain a third party appraisal at the time a loan is deemed to be in a workout situation and there is no indication that the loan will return to performing status, generally when the loan is 90 days or more past due. One or more updated third party appraisals are obtained prior to foreclosure depending on the foreclosure timeline. In general we order new appraisals annually on loans in the process of foreclosure.

•	We make downward adjustments to appraisals when conditions warrant. Adjustments are made by applying a discount to the appraised value based on occupancy, recent changes in condition to the property and certain other factors. Adjustments are also made to appraisals for construction projects involving residential properties based on recent sales of units. Losses are recognized if the appraised value less estimated costs to sell is less than our carrying value of the loan.

•	Appraisals we receive are generally based on a reconciliation of comparable property sales and income capitalization approaches. For loans on construction projects involving residential properties, appraisals are generally based on a discounted cash flow analysis assuming a bulk sale to a single buyer.

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

Securities Portfolio

The securities portfolio decreased $57.9 million, or 22.0% to $204.9 million, or 7.7% of total assets at September 30, 2013 as compared to $262.8 million, or 11.5% of total assets at December 31, 2012. At September 30, 2013, 49.2% of the securities portfolio, or $100.8 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $61.2 million, and $62.4 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio along with the Company’s assessment of other-than-temporary impairment.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $339.7 million, or 18.2%, to $2.205 billion at September 30, 2013 from $1.865 billion at December 31, 2012. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term balances of $280.9 million, or 22.7%, to $1.518 billion, or 68.8% of total deposits, at September 30, 2013.

The following table summarizes the period end balance and the composition of deposits:

	September 30, 2013		December 31, 2012
		Percent of		Percent of
	Balance	Total Deposits	Balance	Total Deposits
	(Dollars in thousands)
Demand deposits	$247,283	11.1%	$204,079	10.9%
NOW deposits	208,856	9.5	180,629	9.7
Money market deposits	806,931	36.6	606,861	32.5
Regular savings and other deposits	254,999	11.6	245,634	13.2
Certificates of deposit	687,034	31.2	628,230	33.7

Total	$2,205,103	100.0%	$1,865,433	100.0%

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $26.4 million, or 16.4%, to $187.7 million at September 30, 2013 from $161.3 million at December 31, 2012. The Bank entered into new advances with the Federal Home Loan Bank of Boston totaling $47.5 million with terms of two to seven years and fixed interest rates of 0.61% to 1.22% during the nine months ended September 30, 2013. At September 30, 2013, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston and the availability of $2.5 million from the Federal Reserve discount window, none of which was outstanding at that date.

Stockholders’ Equity

Total stockholders’ equity increased $9.7 million, or 4.1%, to $243.7 million at September 30, 2013, from $233.9 million at December 31, 2012. The increase for the nine months ended September 30, 2013 was due primarily to $11.4 million in net income, partially offset by a decrease of $1.6 million in accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities, net of tax and a $1.7 million increase in treasury stock resulting from the Company’s repurchase of 91,086 shares. Stockholders’ equity to assets was 9.18% at September 30, 2013, compared to 10.27% at December 31, 2012. Book value per share increased to $11.04 at September 30, 2013 from $10.57 at December 31, 2012. Tangible book value per share increased to $10.42 at September 30, 2013 from $9.95 at December 31, 2012. Market price per share increased $5.01, or 29.9%, to $21.79 at September 30, 2013 from $16.78 at December 31, 2012. At September 30, 2013, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Capital Management.”

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

	For the Three Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Cost (6)	Balance	Interest (1)	Cost (6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$2,070,990	$23,224	4.45%	$1,597,528	$19,346	4.82%
Securities and certificates of deposits	219,907	1,499	2.70	286,257	2,141	2.98
Other interest-earning assets (3)	160,150	86	0.21	152,519	71	0.19

Total interest-earning assets	2,451,047	24,809	4.02	2,036,304	21,558	4.21

Noninterest-earning assets	118,162			122,327

Total assets	$2,569,209			$2,158,631

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$191,192	254	0.53	$159,302	192	0.48
Money market deposits	754,841	1,770	0.93	542,576	1,173	0.86
Regular savings and other deposits	254,401	168	0.26	234,869	225	0.38
Certificates of deposit	688,478	2,235	1.29	628,017	2,315	1.47

Total interest-bearing deposits	1,888,912	4,427	0.93	1,564,764	3,905	0.99
Borrowings	188,032	796	1.68	169,736	837	1.96

Total interest-bearing liabilities	2,076,944	5,223	1.00	1,734,500	4,742	1.09

Noninterest-bearing demand deposits	233,893			177,444
Other noninterest-bearing liabilities	16,165			15,518

Total liabilities	2,327,002			1,927,462
Total stockholders’ equity	242,207			231,169

Total liabilities and stockholders’ equity	$2,569,209			$2,158,631

Net interest-earning assets	$374,103			$301,804

Fully tax-equivalent net interest income		19,586			16,816
Less: tax-equivalent adjustments		(489)			(377)

Net interest income		$19,097			$16,439

Interest rate spread (4)			3.02%			3.12%
Net interest margin (5)			3.17%			3.29%
Average interest-earning assets to average interest-bearing liabilities	118.01%			117.40%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,122,805	$4,427	0.83%	$1,742,208	$3,905	0.89%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,310,837	$5,223	0.90%	$1,911,944	$4,742	0.99%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans is presented on a tax- equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	For the Nine Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Cost (6)	Balance	Interest (1)	Cost (6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$1,946,945	$66,310	4.55%	$1,495,449	$56,226	5.02%
Securities and certificates of deposits	234,989	4,796	2.73	308,027	7,309	3.17
Other interest-earning assets (3)	143,639	251	0.23	136,217	248	0.24

Total interest-earning assets	2,325,573	71,357	4.10	1,939,693	63,783	4.39

Noninterest-earning assets	118,802			126,110

Total assets	$2,444,375			$2,065,803

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$181,421	713	0.53	$148,942	517	0.46
Money market deposits	677,728	4,615	0.91	501,858	3,191	0.85
Regular savings and other deposits	251,402	495	0.26	227,959	655	0.38
Certificates of deposit	674,883	6,693	1.33	630,742	7,362	1.56

Total interest-bearing deposits	1,785,434	12,516	0.94	1,509,501	11,725	1.04
Borrowings	184,080	2,433	1.77	148,417	2,376	2.14

Total interest-bearing liabilities	1,969,514	14,949	1.01	1,657,918	14,101	1.14

Noninterest-bearing demand deposits	218,061			164,571
Other noninterest-bearing liabilities	17,263			15,912

Total liabilities	2,204,838			1,838,401
Total stockholders’ equity	239,537			227,402

Total liabilities and stockholders’ equity	$2,444,375			$2,065,803

Net interest-earning assets	$356,059			$281,775

Fully tax-equivalent net interest income		56,408			49,682
Less: tax-equivalent adjustments		(1,366)			(997)

Net interest income		$55,042			$48,685

Interest rate spread (4)			3.09%			3.25%
Net interest margin (5)			3.24%			3.42%
Average interest-earning assets to average interest-bearing liabilities	118.08%			117.00%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,003,495	$12,516	0.84%	$1,674,072	$11,725	0.94%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,187,575	$14,949	0.91%	$1,822,489	$14,101	1.03%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans is presented on a tax- equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 Compared to 2012			2013 Compared to 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	$5,442	$(1,564)	$3,878	$15,711	$(5,627)	$10,084
Securities and certificates of deposits	(461)	(181)	(642)	(1,584)	(929)	(2,513)
Other interest-earning assets	4	11	15	13	(10)	3

Total	4,985	(1,734)	3,251	14,140	(6,566)	7,574

Interest Expense:
Deposits	767	(245)	522	1,853	(1,062)	791
Borrowings	86	(127)	(41)	512	(455)	57

Total	853	(372)	481	2,365	(1,517)	848

Change in fully tax-equivalent net interest income	$4,132	$(1,362)	$2,770	$11,775	$(5,049)	$6,726

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

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

The Company recorded net income of $5.3 million, or $0.24 per diluted share, for the quarter ended September 30, 2013 compared to $2.7 million, or $0.12 per diluted share, for the quarter ended September 30, 2012. Income before income tax expense increased $4.3 million to $8.6 million, the net result of increases in net interest income of $2.7 million and non-interest income of $695,000 along with a decrease in the provision for loan losses of $2.2 million, partially offset by an increase in non-interest expenses of $1.2 million.

For the nine months ended September 30, 2013, net income was $11.4 million, or $0.52 per diluted share compared to $10.3 million, or $0.47 per diluted share, for the nine months ended September 30, 2012. Income before income tax expense increased $1.7 million to $17.3 million, the net result of an increase in net interest income of $6.4 million and a decrease in the provision for loan losses of $1.1 million, partially offset by a decrease in non-interest income of $2.8 million and an increase in non-interest expenses of $3.0 million.

During the second quarter of 2012, the Company recognized a pre-tax gain of $4.8 million on the sale of its investment in Hampshire First Bank, which was 43% owned by the Company, to NBT Bancorp, Inc. and NBT Bank, N.A. On an after-tax basis, this one-time gain increased net income by $2.9 million, or $0.13 per diluted share, for the nine months ended September 30, 2012.

The Company’s return on average assets was 0.83% for the quarter ended September 30, 2013 compared to 0.50% for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the Company’s return on average assets was 0.62% compared to 0.67% for the nine months ended September 30, 2012.

The Company’s return on average equity was 8.79% for the quarter ended September 30, 2013 compared to 4.70% for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the Company’s return on average equity was 6.35% compared to 6.05% for the nine months ended September 30, 2012.

Net Interest Income

Net interest income increased $2.7 million, or 16.2%, to $19.1 million for the quarter ended September 30, 2013 from $16.4 million for the quarter ended September 30, 2012. The net interest rate spread and net interest margin were 3.02% and 3.17%, respectively, for the quarter ended September 30, 2013 compared to 3.12% and 3.29%, respectively, for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, net interest income increased $6.4 million, or 13.1%, to $55.0 million from $48.7 million for the nine months ended September 30, 2012. The net interest rate spread and net interest margin were 3.09% and 3.24%, respectively, for the nine months ended September 30, 2013 compared to 3.25% and 3.42%, respectively, for the nine months ended September 30, 2012. The increases in net interest income were due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the third quarter and nine months ended September 30, 2013 compared to the same periods in 2012.

The average balance of the Company’s loan portfolio increased $473.5 million, or 29.6%, to $2.071 billion, which was partially offset by the decline in the yield on loans of 37 basis points to 4.45% for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the average balance of the loan portfolio increased $451.5 million, or 30.2%, to $1.947 billion, which was partially offset by the decrease in the yield on loans of 47 basis points to 4.55% compared to the nine months ended September 30, 2012.

The Company’s cost of total deposits declined six basis points to 0.83%, which was partially offset by the increase in the average balance of total deposits of $380.6 million, or 21.8%, to $2.123 billion for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the cost of total deposits declined 10 basis points to 0.84%, which was partially offset by the increase in the average balance of total deposits of $329.4 million, or 19.7%, to $2.003 billion compared to the nine months ended September 30, 2012.

The Company’s yield on interest-earning assets declined 19 basis points to 4.02% for the quarter ended September 30, 2013 compared to 4.21% for the quarter ended September 30, 2012, while the cost of funds declined nine basis points to 0.90% for the quarter ended September 30, 2013 compared to 0.99% for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the yield on interest-earning assets declined by 29 basis points to 4.10% compared to 4.39% for the nine months ended September 30, 2012, while the cost of funds declined by 12 basis points to 0.91% for the nine months ended September 30, 2013 compared to 1.03% for the nine months ended September 30, 2012.

Provision for Loan Losses

The Company’s provision for loan losses was $151,000 for the quarter ended September 30, 2013 compared to $2.3 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the provision for loan losses was $4.6 million compared to $5.8 million for the nine months ended September 30, 2012. For further analysis of the changes in the allowance for loan losses including the provision for loans losses refer to “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $695,000, or 15.3%, to $5.2 million for the quarter ended September 30, 2013 from $4.5 million for the quarter ended September 30, 2012, primarily due to increases of $1.4 million in gain on sales of securities, net, and $134,000 in loan fees, partially offset by a decrease of $852,000 in mortgage banking gains, net. For the nine months ended September 30, 2013, non-interest income decreased $2.8 million, or 16.2%, to $14.3 million from $17.1 million for the nine months ended September 30, 2012, primarily due to the prior year $4.8 million gain on sale of the Hampshire First Bank affiliate and a decrease of $1.5 million in mortgage banking gains, net, partially offset by increases of $3.5 million in gain on sales of securities, net and $301,000 in customer service fees. The decreases in mortgage banking gains, net are primarily due to declines in mortgage loans sales along with related derivative valuations on commitments to originate loans for sale and contracts to sell loans.

Non-Interest Expenses

Non-interest expenses increased $1.2 million, or 8.5%, to $15.6 million for the quarter ended September 30, 2013 from $14.4 million for the quarter ended September 30, 2012, primarily due to increases of $1.4 million in salaries and employee benefits, $221,000 in occupancy and equipment and $193,000 in data processing, partially offset by decreases of $274,000 in professional services, $239,000 in foreclosed real estate and $149,000 in other non-interest expenses. For the nine months ended September 30, 2013, non-interest expenses increased $3.0 million, or 6.8%, to $47.5 million from $44.4 million for the nine months ended September 30, 2012, primarily due to increases of $3.0 million in salaries and employee benefits, $546,000 in occupancy and equipment expense, $574,000 in data processing, $276,000 in marketing and advertising and $224,000 in deposit insurance, partially offset by decreases of $839,000 in professional services reflecting a decline in legal and consulting expenses, $333,000 in foreclosed real estate expense and $402,000 in other non-interest expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily associated with the opening of new branches and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 73.05% for the quarter ended September 30, 2013 compared to 74.14% for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the efficiency ratio was 76.62% compared to 77.93% for the nine months ended September 30, 2012, excluding the gain on sale of the Hampshire First Bank affiliate.

Provision for Income Taxes

The Company recorded a provision for income taxes of $3.3 million for the quarter ended September 30, 2013, reflecting an effective tax rate of 38.1%, compared to $1.6 million, or 36.4%, for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the provision for income taxes was $5.8 million, reflecting an effective tax rate of 33.8%, compared to $5.3 million, or 33.7%, for the nine months ended September 30, 2012. The change in the effective tax rate was primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $206.2 million. In addition, at September 30, 2013, we had $18.0 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. We also have the ability to pledge additional one- to four-family, multi-family and commercial real estate loans as collateral to increase our borrowing capacity with the Federal Home Loan Bank of Boston. On September 30, 2013, we had $187.7 million of advances outstanding. On October 16, 2013, the Federal Home Loan Bank of Boston accepted multi-family and commercial real estate loans totaling $314.7 million as collateral and increased our available borrowing capacity to $206.7 million.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Certificates of deposit due within one year of September 30, 2013 totaled $442.5 million, or 64.4% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained at the Company. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, both the Company and the Bank exceeded all of their respective regulatory capital requirements.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2013
Total Capital (to Risk Weighted Assets):
Company	$252,385	11.1%	$182,028	8.0%	N/A	N/A
Bank	234,917	10.4	181,430	8.0	$226,787	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	226,583	10.0	91,014	4.0	N/A	N/A
Bank	209,115	9.2	90,715	4.0	136,072	6.0

Tier 1 Capital (to Average Assets):
Company	226,583	8.9	102,067	4.0	N/A	N/A
Bank	209,115	8.2	101,453	4.0	126,817	5.0

December 31, 2012
Total Capital (to Risk Weighted Assets):
Company	$237,527	11.9%	$159,344	8.0%	N/A	N/A
Bank	201,113	10.2	157,224	8.0	$196,531	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	215,255	10.8	79,672	4.0	N/A	N/A
Bank	178,852	9.1	78,612	4.0	117,918	6.0

Tier 1 Capital (to Average Assets):
Company	215,255	9.7	88,858	4.0	N/A	N/A
Bank	178,852	8.2	87,742	4.0	109,678	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30, 2013		December 31, 2012
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$243,650	$226,089	$233,943	$197,399
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(3,309)	(3,216)	(4,915)	(4,774)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(71)	(71)	(86)	(86)

Total Tier 1 capital	226,583	209,115	215,255	178,852

Adjustments to total capital:
Allowance for loan losses	23,679	23,679	20,504	20,504
45% of net unrealized gains on marketable equity securities	2,123	2,123	1,768	1,757

Total regulatory capital	$252,385	$234,917	$237,527	$201,113

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

As of September 30, 2013, the Company had repurchased 287,652 shares of its stock at an average price of $14.68 per share, or 31.8% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,691,580 shares at an average price of $10.89 per share since December 2008.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles in the United States of America are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For further information about the our loan commitments and unused lines of credit, refer to Note 6 Commitments and Derivatives in Notes to the Unaudited Consolidated Financial Statements within this report.

For the nine months ended September 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate changes in interest rates at October 1, 2013 through September 30, 2014.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
	(Dollars in thousands)
300	$67,347	$(7,213)	(9.67)%
Flat	74,560
–100	78,143	3,583	4.81

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The recent federal government shutdown is expected to result in reduced loan originations and related gains on sale during the fourth quarter of 2013, and any future federal government shutdown could negatively affect our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income. During the recent federal government shutdown, we were not able to close certain loans and recognize non-interest income on the sale of those loans due to our inability to verify information related to borrowers, such as payments of federal income taxes. Also, some of the loans we originate are sold directly to government agencies, and some of these sales were unable to be consummated during the shutdown. In addition, we believe that some of these borrowers have determined or will determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. The recent federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. Any future federal government shutdown could have the same negative effect.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2013	—	$—	—	646,872
August 1 – 31, 2013	30,300	$19.69	30,300	616,572
September 1 – 30, 2013	—	$—	—	616,572

Total	30,300	$19.69	30,300	616,572

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****

3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***

4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*

10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*

10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*

10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*

10.4	Form of Amended and Restated Employment Agreement*

10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*

10.6	Form of Supplemental Executive Retirement Agreements with certain directors*

10.7	[Reserved]

10.8	[Reserved]

10.9	[Reserved]

10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008

10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009

10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.14	2008 Equity Incentive Plan**

10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009

10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009

10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***

10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***

10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009

10.22	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 15, 2013

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the quarter and nine months ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.
**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.
****	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Dated: November 8, 2013	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)