Form 10-K
period 2013-12-31
MERIDIAN INTERSTATE BANCORP INC
filed 2014-03-17
CIK 1411974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-33898

Meridian Interstate Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	20-4652200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Prospect Street, Peabody, Massachusetts	01960 Zip Code
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on June 30, 2013 was approximately $149,682,438. As of March 1, 2014, there were 22,229,797 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN INTERSTATE BANCORP, INC.

2013 FORM 10-K ANNUAL REPORT

PART I

Forward Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and changes in our business strategies;

•	competition among depository and other financial institutions;

•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	significant increases in our loan losses; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 28.

ITEM 1.	BUSINESS

Meridian Interstate Bancorp, Inc.

Meridian Interstate Bancorp, Inc. (the “Company”) is a Massachusetts corporation that owns all of the outstanding shares of common stock of East Boston Savings Bank. East Boston Savings Bank became the wholly-owned subsidiary of the Company in 2006, when East Boston Savings Bank reorganized into the two-tier mutual holding company structure. In 2008, the Company sold 10,050,000 shares of its common stock to the public, representing 43.7% of its then-outstanding shares, at $10.00 per share. An additional 12,650,000 shares, or 55.0% of the outstanding shares, were issued to Meridian Financial Services, Incorporated, and 300,000 shares, or 1.3% of the outstanding shares were issued to the East Boston Savings Bank Charitable Foundation, Inc. At December 31, 2013, the Company had consolidated assets of $2.7 billion, deposits of $2.2 billion and stockholders’ equity of $249.2 million.

Meridian Financial Services, Incorporated

Meridian Financial Services, Incorporated (“Meridian”) is the Company’s Massachusetts-chartered mutual holding company parent. As a mutual holding company, Meridian is a non-stock company. Meridian owns 59.2% of the Company’s common stock. So long as Meridian exists, it will own a majority of the voting stock of the Company and, through its Board of Trustees, will be able to exercise voting control over most matters put to a vote of stockholders. Of the 12 directors of the Company, 10 are also members of the Board of Trustees of Meridian, which is composed of 30 members. Meridian does not currently intend to engage in any business activity other than those relating to owning a majority of the common stock of the Company.

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank that conducts its business from 27 full-service locations and three loan centers in the greater Boston metropolitan area. The Bank operates nine of its full-service locations and a loan center under the name Mt. Washington Bank, a Division of East Boston Savings Bank. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Middlesex and Essex Counties, Massachusetts. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial business and consumer loans, which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests. We also offer non-deposit financial products through a third-party network arrangement. The Bank’s main banking office is located at 10 Meridian Street, East Boston, Massachusetts 02128.

The On March 5, 2014, the Board of Trustees of Meridian and the Boards of Directors of the Company and the Bank adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, Meridian will convert from the mutual holding company form of organization to the fully public form. Meridian will be merged into the Company, and Meridian will no longer exist. The Company will then merge into a new Maryland corporation named Meridian Bancorp, Inc. As part of the conversion, Meridian’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Meridian Bancorp, Inc., the new Maryland corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of common stock of the new Maryland corporation that they owned immediately prior to the completion of the conversion and public offering

(excluding shares purchased in the stock offering and cash received in lieu of fractional shares), giving effect to certain assets held by Meridian. When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Maryland corporation.

The transactions contemplated by the Plan are subject to approval by the Company’s stockholders (including approval by a majority of the shares held by persons other than the Meridian), the corporators of the Meridian, the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.

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

The Company’s executive offices are located at 67 Prospect Street, Peabody, Massachusetts 01960, and our telephone number is (617) 567-1500. The Company’s website address is www.ebsb.com. Information on this website is not and should not be considered to be a part of this report.

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts east of Route 93, including Cape Cod, and portions of southeastern New Hampshire and Maine. We conduct our operations through our 27 full-service offices and three loan centers located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (five offices and two loan centers), Middlesex (seven offices) and Suffolk (15 offices and one loan center). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. The largest employment sector however, is health care and social services, accounting for 20.9% of businesses in the Commonwealth of Massachusetts. Based on data from the Federal Reserve Bank of Boston, the unemployment rate for Massachusetts remained unchanged at 6.7% in December 2013 compared to December 2012, after peaking at 7.4% in June 2013. Home prices in Massachusetts rose at an annual rate of 5.3% in the third quarter of 2013 compared to 2.6% for the third quarter of 2012.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2013 (the latest date for which information is available), the Bank had 0.83% of the deposit market share within the Boston-Cambridge-Quincy, Massachusetts — New Hampshire metropolitan statistical area, giving us the 17th largest market share in our metropolitan statistical area out of 144 financial institutions in our metropolitan statistical area as of that date.

Our competition for loans comes from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Some of our competitors offer products and services that we do not offer, such as insurance services, trust services, wealth management and asset-based financing.

Lending Activities

Commercial Real Estate Loans. At December 31, 2013, commercial real estate loans were $1.032 billion, or 45.0%, of our total loan portfolio. The commercial real estate loan portfolio consisted of $209.8 million of fixed-rate loans and $822.6 million of adjustable-rate loans at December 31, 2013. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2013, $183.5 million of our commercial real estate portfolio was owner occupied commercial real estate, and the remaining $848.9 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new individual commercial real estate loan originations to small- and mid-size owners and investors in our market area and can, by policy, originate loans to one borrower up to $30.0 million, with exceptions greater than $30.0 million as approved by the Bank’s Executive Committee of the Board of Directors. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms and amortization periods up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include pre-payment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are by policy, required to have a minimum income to debt service ratio of 1.20x. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list. We require most of our commercial real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections with pictures to support that appropriate maintenance is being performed by the owner/borrower. All commercial real estate loans over $500,000 are reviewed at least annually along with each commercial real estate borrower and as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at the dates indicated.

	At December 31, 2013
	Amount	Percent
	(Dollars in thousands)
Industrial/Warehouse	$228,101	22.0%
Mixed use	275,392	26.7
Accommodations	52,183	5.1
Office condominium	19,506	1.9
Retail	222,997	21.5
Office building	164,712	16.0
Restaurant	8,845	0.9
Other	60,672	5.9

	$1,032,408	100.0%

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

The average outstanding loan size in our commercial real estate portfolio was $1.2 million as of December 31, 2013. We target individual commercial real estate loans between $250,000 and $30.0 million to small and mid-size owner and investors in our market area and can, by policy, originate loans to one borrower up to $30.0 million, with exceptions greater than $30.0 million as approved by the Bank’s Executive Committee of the Board of Directors. We generally do not make commercial real estate loans outside our primary market areas.

Our largest single commercial real estate relationship at December 31, 2013, totaled $24.0 million and was originated in 2013. Our next largest borrowing relationship at December 31, 2013 was for $22.7 million and the third largest relationship was for $21.3 million. Each relationship is secured by an office building. At December 31, 2013, all of these loans were performing in accordance with their repayment terms.

One-to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2013, one- to four-family residential loans were $454.1 million, or 19.8% of our total loan portfolio, consisting of $110.9 million and $343.2 million of fixed-rate and adjustable-rate loans, respectively. We generally offer fixed-rate loans and adjustable-rate loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 15 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to ten years. Management has the intent and ability to hold the remaining fixed-rate loans in our loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 4% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only one -to four-family residential real estate loans. Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer term (more than 15 year terms) fixed-rate one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term fixed-rate loans, bi-weekly amortization loans and adjustable-rate loans. We sell residential real estate loans in the secondary market, primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained.

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

In an effort to provide financing for first-time buyers, we offer five-year adjustable-rate and fixed-rate 30-year residential real estate loans through the Massachusetts Housing Finance Agency First Time Home Buyer Program. We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines and loan conditions.

We also offer adjustable-rate loans secured by one- to four-family properties that are not owner-occupied. Non-owner-occupied one- to four-family residential loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination. At December 31, 2013, these loans totaled $68.2 million. Non-owner-occupied residential loans can have higher risk of loss than owner-occupied residential loans, as payment on such loans often depends on successful operation and management of the properties. In addition, non-owner-occupied residential borrowers may be more willing to default on a loan than an owner-occupied residential borrower as the non-owner-occupied residential borrower would not be losing his or her residence.

Multi-Family Real Estate Loans. At December 31, 2013, multi-family real estate loans were $288.2 million, or 12.6%, of our total loan portfolio. The multi-family loan portfolio consisted of $18.7 million of fixed-rate loans and $269.5 million of adjustable-rate loans at December 31, 2013. We currently target new individual multi-family real estate loan originations to small- and mid-size owners and investors in our market area and can, by policy, originate loans to one borrower up to $30.0 million, with exceptions greater than $30.0 million as approved by the Bank’s Executive Committee of the Board of Directors. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include pre-payment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are by policy, required to have a minimum income to debt service ratio of 1.20x. We require most of our multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections with pictures to support that appropriate maintenance is being performed by the owner/borrower.

If we foreclose on a multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

The average outstanding loan size in our multi-family real estate portfolio was $1.1 million as of December 31, 2013. We target individual commercial and multifamily real estate loans between $250,000 and $30.0 million to small and mid-size owner and investors in our market area and can, by policy, originate loans to one borrower up to $30.0 million, with exceptions greater than $30.0 million as approved by the Bank’s Executive Committee of the Board of Directors. We generally do not make multi-family real estate loans outside our primary market areas.

Our largest multi-family real estate relationship at December 31, 2013 totaled $17.8 million and originated in 2013. Our next largest multi-family borrowing relationship at December 31, 2013 was for $15.1 million and the third largest multi-family borrowing relationship was for $14.9 million. Each relationship is secured by an apartment building. At December 31, 2013, all of these loans were performing in accordance with their terms.

Construction Loans. Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. More recently, in response to improvement in the housing market, our construction lending increased in 2013. We also originate construction loans for commercial and multifamily real estate. Although well diversified with respect to price ranges and borrowers, our construction loans are significantly concentrated in the greater Boston metropolitan area.

At December 31, 2013, construction loans were $208.8 million, or 9.1% of our total loan portfolio consisting of $58.7 million of one- to four-family residential and condominium construction loans, $888,000 of residential land or development loans, $135.2 million of commercial and multifamily real estate construction loans and $14.0 million of commercial land or land development loans. All of the one- to four-family construction loans and residential land or development loans at December 31, 2013 will convert to permanent loans upon completion of the construction phase.

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

We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. The maximum number of speculative loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains. We have attempted to diversify the risk associated with speculative construction lending by doing business with a large number of experienced small and mid-sized builders within our market area.

Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes. The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project. Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments. We require that builders maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on U.S. Treasury rates, Federal Home Loan Bank rates or The Wall Street Journal prime rate. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Housing markets in the greater Boston metropolitan area significantly deteriorated beginning in 2008 and our origination of new construction loans declined sharply as a result; however, our level of construction lending has increased since then as housing markets have improved. We believe that the underwriting policies and internal monitoring systems we have in place have helped to mitigate some of the risks inherent in construction and land lending; however, weak housing market conditions nonetheless resulted in material delinquencies and charge-offs in our construction loan portfolio prior to 2010. We have focused on reducing the amount of non-accrual construction loans and we have made substantial progress in this regard, as reflected in the decline in non-accrual construction loans to $11.3 million at December 31, 2013 from $22.4 million at December 31, 2011.

The composition of our construction and land portfolio at December 31, 2013 is as follows.

	At December 31, 2013
	Amount	Percent
	(Dollars in thousands)
Condominium	$11,213	5.4%
One- to four-family residential real estate	47,451	22.7
Apartment	81,764	39.2
Commercial real estate	24,879	11.9
Mixed use	8,091	3.9
Retail	3,549	1.7
Office building	6,503	3.1
Land	14,912	7.1
Other	10,437	5.0

	$208,799	100.0%

Commercial Business Loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. At December 31, 2013, commercial business loans were $247.0 million, or 10.8% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. A portion of our commercial business loans is also secured by owner-occupied commercial real estate. However, the primary source of repayment for all of our commercial business loans is income from the underlying business. In the third quarter of 2011, we significantly expanded our commercial business lending platform with the establishment of a new corporate banking division comprised of a veteran team of bankers and related underwriting personnel that enhanced our presence in all of our market areas and strengthened our business product offerings and cash management expertise. As part of our relationship driven focus, we require many of our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

A significant portion of our commercial business loans consists of our direct purchase of tax-exempt bonds issued by non-profit organizations (primarily educational and health organizations) and manufacturers through programs sponsored by the Commonwealth of Massachusetts and the states of Maine and New Hampshire. We underwrite these bonds in substantially the same manner as our other commercial business loans. At December 31, 2013, tax exempt bonds included in our commercial business loan portfolio were $140.1 million, or 56.7% of our total commercial business loans at that date.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area and can, by policy, originate loans to one borrower up to $30.0 million, with exceptions greater than $30.0 million as approved by the Bank’s Executive Committee of the Board of Directors.

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

Home Equity Lines of Credit. We offer home equity lines of credit, which are secured by owner-occupied one- to four-family residences. At December 31, 2013, the outstanding balance owed on home equity lines of credit amounted to $54.5 million, or 2.4% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with ten-year draws and terms of 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Consumer Loans. We offer automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2013, consumer loans were $7.2 million, or 0.3% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgage loans, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential loans.

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Land loans secured by improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment.

Construction Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. All speculative construction loans must be approved by senior loan officers.

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

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchase and Sales

Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, our website, advertising and referrals from customers as well as our directors, trustees and corporators, business owners, investors, entrepreneurs, builders, realtors, existing customers and other professional third parties, including brokers. Loan originations are further supported by lending services offered through our internet website, direct mail, cross-selling, and employees’ community service. We also advertise in newspapers that are widely circulated throughout our market area and on local radio and television. We also participate in loans with others to supplement our origination efforts. We generally do not purchase whole loans.

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 16- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market, primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk. For the years ended December 31, 2013 and 2012, we originated $108.0 million and $191.6 million of residential real estate loans for sale, respectively, and sold $119.9 million and $183.0 million of loans, respectively. At December 31, 2013, we were servicing $163.4 million of residential real estate loans for others.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans below $1.0 million require approval by members of senior management. Loans from $1.0 million up to $2.5 million require approval by management’s loan committee. Loans in excess of $2.5 million generally must be authorized by the Bank’s Executive Committee of the Board of Directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the Board of Directors monthly.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2013, our regulatory limit on loans-to-one borrower was $47.7 million. At that date, our largest lending relationship consisted of one loan for $42.0 million and was secured by commercial real estate. This loan was performing in accordance with its original repayment terms at December 31, 2013.

Loan Commitments

We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2013.

At December 31, 2013, our investment portfolio consisted primarily of corporate bonds, municipal bonds, investment-grade marketable equity securities, money market mutual fund investments, short-term obligations of government-sponsored enterprises and mortgage-backed securities.

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

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. The substantial majority of our depositors reside in our market area. Deposits are attracted by advertising and through our website, primarily from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2013, we had $240.1 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in the Bank’s portfolio.

Financial Services

We offer customers a range of non-deposit financial products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We receive a portion of the commissions generated by sales to our customers. We also offer customers long-term care insurance through a third-party insurance company, which generates commissions for us. Our non-deposit financial products generated $336,000, $432,000 and $198,000 of non-interest income during the years ended December 31, 2013, 2012 and 2011, respectively.

Personnel

As of December 31, 2013, we had 369 full-time and 86 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is excellent.

Subsidiaries and Affiliates

In addition to the Bank, the Company has another wholly-owned subsidiary, Meridian Interstate Funding Corporation, a Massachusetts corporation established in 2008 to loan funds to the Company’s Employee Stock Ownership Plan to purchase stock in our initial public offering. At December 31, 2013, Meridian Interstate Funding Corporation had total assets of $10.2 million and total equity of $10.0 million.

The Company previously owned a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which was accounted for using the equity method. In 2012, Hampshire First Bank was acquired by NBT Bancorp, Inc. and NBT Bank, N.A., with the Company recognizing a pre-tax gain of $4.8 million and receiving $6.6 million of cash and 547,481 shares of NBT Bancorp, Inc. common stock totaling $11.1 million as proceeds from the sale. We subsequently sold the shares of NBT Bancorp, Inc. common stock from July 2012 to September 2013 at an average price of $22.28 per share, for a gain on sale of $1.1 million.

The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkley River Bend Estates, LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc. which is authorized for third-party investment sales and is currently inactive.

Supervision and Regulation

General

The Bank is a Massachusetts-charted stock savings bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is a member of the Federal Home Loan Bank of Boston.

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

As bank holding companies, the Company and Meridian are required to comply with the rules and regulations of the Federal Reserve Board. They are required to file certain reports with the Federal Reserve Board and are subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. The Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. On July 21, 2011, the Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their federal prudential regulator, although the Consumer Financial Protection Bureau has back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or still require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Bank and the Company.

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”). On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.

Any change in applicable laws or regulations, whether by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Commonwealth of Massachusetts or Congress, could have a material adverse impact on the operations and financial performance of the Company and the Bank. In addition, the Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company and the Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to the Bank, the Company and Meridian. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank, the Company and Meridian.

Massachusetts Banking Laws and Supervision

The Bank, as a Massachusetts savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

The powers that Massachusetts-chartered savings banks can exercise under these laws include, but are not limited to, the following:

Lending Activities. A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Customers of the Bank are offered certain insurance products through a third party. The Bank has not sought approval for insurance sales activities.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, the Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “— Federal Bank Regulation — Investment Activities” for such federal restrictions.

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “— Federal Regulations — Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Parity Regulation. A Massachusetts bank may, in accordance with regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.

Loans to a Bank’s Insiders. The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000 and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. Massachusetts banking laws also prohibit officers and directors from receiving a preferential interest rate or terms on loans or extensions of credit.

Loans to insiders as described above require approval of the majority of the members of the Bank’s Board of Directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposits balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. The Bank received approval from the Federal Deposit Insurance Corporation to retain and acquire such equity instruments equal to the lesser of 100% of the Bank’s Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Such grandfathered authority may be terminated under certain circumstances including a determination by the Federal Deposit Insurance Corporation that such investments pose a safety and soundness risk.

In addition, the Federal Deposit Insurance Corporation is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2013, the Bank was classified as a “well capitalized” institution.

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

The previously discussed rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly, effective January 1, 2015. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8% (increased from 6%); (3) a total risk-based capital ratio of at least (10%) (unchanged from current rules) and (4) A Tier 1 leverage ratio of 5% or greater (unchanged from current rules).

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including the Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor.

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

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 64 basis points of total assets less tangible capital.

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to the Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent rating under Massachusetts law was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA Patriot Act. The Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $89.0 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $89.0 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $13.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2013. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2013, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30% and continued to pay quarterly dividends in 2012 equal to an annual yield of 0.50% and in 2013 equal to an annual yield of 0.38%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Bank.

Holding Company Regulation

The Company and Meridian are subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company and Meridian are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Company and Meridian to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval is also necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The Company and Meridian are subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities would no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering rules. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks will apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company or Meridian to pay dividends or otherwise engage in capital distributions.

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

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as the Company or Meridian unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank company” subject to registration, examination and regulation by the Federal Reserve Board.

Taxation

Meridian, the Company and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Meridian, the Company and the Bank.

Federal Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2009. For its 2013 tax year, the Bank’s maximum federal income tax rate was 35%.

Bad Debt Reserves. For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2013, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s un-recaptured tax bad debt reserves, including the balance of its Base Year Reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Company’s taxable income.

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

State Taxation. Financial institutions in Massachusetts are required to file combined income tax returns beginning with the year ended December 31, 2009. Starting in 2010, decreasing over a three year period, the Massachusetts excise tax rate for savings banks changed from 10.5% to 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. The Company’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

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

Risks Related to Our Business

A worsening of economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels remain high despite the Federal Reserve Board’s unprecedented efforts to encourage economic growth by maintaining low interest rates through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. Recovery by many businesses has been impaired by lower consumer spending. If the Federal Reserve Board increases the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Boston metropolitan area. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in the greater Boston, Massachusetts metropolitan area or secured by collateral located in the greater Boston, Massachusetts metropolitan area.

A further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, in particular the greater Boston, Massachusetts metropolitan area, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the value of our securities portfolio may decline;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

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

Our emphasis on commercial real estate, multi-family, commercial business and construction lending involves risks that could adversely affect our financial condition and results of operations.

In recent years, we have focused on shifting our asset mix from increases in the one- to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial business and construction loans. As of December 31, 2013, our commercial real estate, multi-family, commercial business and construction loans totaled $1.776 billion, or 77.5% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for permanent single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent one- to four-family residential and consumer loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, multi-family, commercial business and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. These risks can be significantly affected by supply and demand conditions.

The credit risk related to commercial real estate and multi-family loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans and multi-family typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment.

Further, if we foreclose on a commercial real estate, multi-family or construction loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which includes commercial real estate, multi-family, commercial business and construction loans, has increased to $1.776 billion, or 77.5% of total loans, at December 31, 2013 from

$870.0 million, or 64.2% of total loans, at December 31, 2011. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business could be harmed.

Declines in property values can increase the loan-to-value ratios on our residential mortgage loan portfolio, which could expose us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

Our allowance for loan losses increased in 2013, primarily due to growth in the multi-family, commercial real estate, construction and commercial business loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset Quality.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past five years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can lower interest expense as interest rates decrease. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has previously indicated its intention to maintain low interest rates until the unemployment rate is 6.5% or lower. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

Changes in interest rates could hurt our profits.

Our profitability, like most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, and the Federal Reserve Board has indicated it intends to maintain, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse affect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Management — Interest Rate Risk Management.”

Changes in the valuation of our securities portfolio could hurt our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Securities Portfolio.”

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are currently analyzing the impact of the Volcker Rule on our investment portfolio, and if any changes are required to our investment strategies that could negatively affect our earnings.

The financial services sector represents a significant concentration within our investment portfolio.

Within our investment portfolio, we have a significant amount of marketable equity, corporate debt and mortgage-backed securities issued by companies in the financial services sector. Given the current market conditions, this sector has an enhanced level of credit risk. We are also reviewing the requirements of the Basel Committee on Banking Supervision (“Basel III”) regulatory capital reforms and the possibility that our retention of these securities may reduce our risk based regulatory capital.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with its acquisition of Mt. Washington Co-operative Bank. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2013, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of our methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Analysis for Impairment.”

The building of market share through de novo branching and expansion of our residential, commercial real estate and commercial business lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate and commercial business lending capacity. Since 2002, we have opened 14 de novo branches including the most recent branch opened in November 2013. In the third quarter of 2011, we significantly expanded our commercial business lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that is expected to enhance our presence in all of our market areas and add strength to our business platform. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

Changes in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy and equipment expense, data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell most loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Failure to manage our growth may adversely affect our performance.

Our financial performance and profitability depend on our ability to manage past and future growth. Future acquisitions and growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition, liquidity or results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans; federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2013, $88.3 million of our deposits were public funds.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation — Federal Banking Regulation — New Capital Rule.”

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors we have a concentration in multi-family and commercial real estate lending, as such loans represent 560% of total bank capital as of December 31, 2013. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.

The Company and the Bank are subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

In January 2013, the Consumer Financial Protection Bureau issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank holding companies and savings and loan holding companies that are no less than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting our rights as a creditor, are implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our business, financial condition or prospects.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above). Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters and , other participants in the financial services industry or we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. For more information about our market area and the competition we face, see “Item 1 — Business — Market Area” and “Item 1 — Competition.”

Our success depends on hiring and retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, losses may still occur.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

It is possible that a significant amount of time and money may be spent to rectify the harm caused by a breach or hack. While we have general liability insurance and cyber liability insurance, there are limitations on coverage as well as dollar amount. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer loss.

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

At December 31, 2013, we conducted business through our 27 full service offices and three loan centers located in Allston, Belmont, Boston, Cambridge, Danvers, East Boston, Revere, Somerville, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody and Saugus, Massachusetts. We also operate in two administrative/support offices. We own 18 and lease 14 of our offices. At December 31, 2013, the total net book value of our land, buildings, furniture, fixtures and equipment was $39.4 million.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB”. The approximate number of shareholders of record of the Company’s common stock as of March 1, 2013 was 792. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2013 and 2012 the intra-day high and low sales prices per share of common stock as reported by Nasdaq. No cash dividends were declared in either year. The Company’s shares of common stock are traded on the Nasdaq Global Select Market under the symbol “EBSB.”

	Price Per Share
2013	High	Low
Fourth quarter	$24.40	$20.21
Third quarter	$22.13	$18.02
Second quarter	$18.98	$17.50
First quarter	$21.75	$16.50

2012
Fourth quarter	$17.98	$15.65
Third quarter	$17.35	$13.38
Second quarter	$13.92	$12.51
First quarter	$13.60	$12.39

Dividends

The Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. However, no decision has been made with respect to the amount, if any, and timing of any dividend payments. The payment and amount of any dividend payments will depend upon a number of factors. We cannot assure that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2013, represents stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 11, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12(d) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2013	—	$—	—	616,572
November 1 - 30, 2013	—	$—	—	616,572
December 1 - 31, 2013	—	$—	—	616,572

Total	—	$—	—	616,572

(1)

In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. We terminated the repurchase program in connection with Meridian’s adoption of the Plan of Conversion.

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2008 to December 31, 2013 with the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

Meridian Interstate Bancorp, Inc.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Meridian Interstate Bancorp, Inc.	100.00	94.05	127.46	134.59	181.41	244.11
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes, and the section titled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” that appear elsewhere in this Annual Report.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Financial Condition Data
Total assets	$2,682,101	$2,278,771	$1,974,380	$1,835,830	$1,211,386
Securities available for sale	201,137	262,785	335,230	360,602	293,367
Loans, net	2,265,400	1,786,339	1,341,301	1,173,562	813,300
Deposits	2,248,600	1,865,433	1,604,488	1,459,729	922,475
Borrowings	161,903	161,254	131,450	148,683	75,410
Total stockholders’ equity	249,205	233,943	219,944	215,611	200,415
Operating Data
Interest and dividend income	$95,204	$84,969	$78,812	$82,059	$56,667
Interest expense	20,135	18,945	20,972	21,040	20,392

Net interest income	75,069	66,024	57,840	61,019	36,275
Provision for loan losses	6,470	8,581	3,663	3,181	4,082

Net interest income, after provision for loan losses	68,599	57,443	54,177	57,838	32,193
Non-interest income	19,416	21,261	15,388	11,721	5,295
Non-interest expenses	64,515	59,948	50,994	48,804	31,566

Income before income taxes	23,500	18,756	18,571	20,755	5,922
Provision for income taxes	8,071	6,330	6,601	7,381	2,159

Net income	$15,429	$12,426	$11,970	$13,374	$3,763

Key Performance Ratios
Return on average assets	0.62%	0.59%	0.63%	0.77%	0.32%
Return on average equity	6.39	5.42	5.45	6.38	1.94
Interest rate spread(1)	3.00	3.16	3.06	3.62	2.95
Net interest margin(2)	3.15	3.33	3.24	3.80	3.34
Non-interest expense to average assets	2.58	2.84	2.66	2.81	2.71
Efficiency ratio(3)	76.04	77.96	74.16	65.00	74.88
Average interest-earning assets to average interest-bearing liabilities	118.30	117.32	114.97	114.06	120.76
Capital Ratios
Average equity to average assets	9.66%	10.87%	11.47%	12.05%	16.65%
Total capital to risk weighted assets(4)	10.23	10.23	11.36	11.37	14.17
Tier I capital to risk weighted assets(4)	9.05	9.10	10.41	10.49	13.17
Tier I capital to average assets(4)	8.24	8.15	8.52	8.50	11.20
Asset Quality Ratios
Allowance for loan losses/total loans	1.11%	1.13%	0.96%	0.86%	1.12%
Allowance for loan losses/non-accrual loans	61.00	51.81	24.31	23.54	42.59
Net charge-offs/average loans outstanding	0.08	0.07	0.06	0.19	0.23
Non-accrual loans/total loans	1.81	2.19	3.97	3.64	2.63
Non-performing assets/total assets	1.60	1.85	2.91	2.57	2.03
Per Share Data
Basic earnings per share	$0.71	$0.57	$0.55	$0.61	$0.17
Diluted earnings per share	0.70	0.57	0.55	0.61	0.17
Book value per share	11.21	10.51	9.85	9.50	9.01
Tangible book value per share(5)	10.60	9.90	9.24	8.90	9.01
Market value per share	22.58	16.78	12.45	11.79	8.70
Number of shares outstanding at end of year	22,221,179	22,254,910	22,326,929	22,693,717	22,231,685
Other data
Number of offices	27	24	23	19	13
Number of full-time equivalent employees	420	415	385	327	197

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.
(3)

Represents non-interest expense excluding data processing contract termination costs, divided by the sum of net interest income and non-interest income excluding gains or losses on securities and gain on sale of investment in affiliate bank.

(4)	Ratios are for East Boston Savings Bank only.
(5)	Tangible book value per share is calculated as follows.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$249,205	$233,943	$219,944	$215,611	$200,415
Less: goodwill	13,687	13,687	13,687	13,687	—

Tangible book value	$235,518	$220,256	$206,257	$201,924	$200,415

Number of shares outstanding at end of year	22,221,179	22,254,910	22,326,929	22,693,717	22,231,685
Tangible book value per share	$10.60	$9.90	$9.24	$8.90	$9.01

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2013. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance for loan losses is utilized to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of losses as of the date of the financial statements. The allowance includes an allocated component for impaired loans and a general component for pools of non-impaired loans.

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

Valuation of Goodwill and Analysis for Impairment. Our goodwill resulted from the acquisition of another financial institution accounted for under the acquisition method of accounting. The amount of goodwill recorded at acquisition is impacted by the recorded fair value of the assets acquired and liabilities assumed, which is an estimate determined by the use of internal or other valuation techniques.

Goodwill is subject to an annual impairment review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We would not be required to calculate our fair value of the reporting unit unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares our book value of the reporting unit to our fair value, or to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the financial reporting unit was being acquired in a business combination. In the event of future changes in fair value, we may be exposed to an impairment charge that could be material.

Other-than-temporary Impairment of Securities. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

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

Income Taxes. We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. We assess the realizability of our deferred tax assets by assessing the likelihood of our generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2013, 2012 and 2011.

Business Strategy

We have a community banking strategy that emphasizes responsive and personalized service to our customers. Due to the consolidation of financial institutions in our market, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. By offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer access to our senior managers, we distinguish ourselves from larger, regional banks operating in our market areas, while our larger capital base and product mix enable us to compete effectively against smaller banks. As a result, we believe we have a substantial opportunity to attract experienced management, loan officers and banking customers. We believe this will provide us a competitive advantage as we continue to expand into attractive, high growth markets around the Boston metropolitan area through the establishment of de novo bank branch offices, the potential acquisition of community banks and bank branches, and organic expansion where possible by growing our existing branches in their respective communities.

Our strategies center on our continued development into a full-service, community-oriented bank and the expansion of our branch network to more adequately cover the large geography of the Boston metropolitan area. In order to realize these objectives, we are pursuing the following strategies:

Emphasizing growth in commercial lending. We have diversified our loan portfolio by increasing the percentage of our assets consisting of higher-yielding commercial and industrial loans and commercial real estate loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family residential borrowers. We have a highly competitive suite of cash management services, technology solutions, and internal support expertise specific to the needs of small to mid-sized commercial business customers. In the third quarter of 2011, we significantly expanded our commercial and industrial lending platform with the establishment of a new corporate banking division comprised of a veteran team of bankers and related underwriting personnel that enhanced our presence in all of our market areas and strengthened our business product offerings and cash management expertise. During 2011, we also successfully expanded our commercial real estate loan origination capacity by adding a team of experienced loan originators and related underwriting personnel. We believe that we distinguish ourselves from larger, national banks operating in our market areas by offering quicker decision making in the delivery of our products and services and competitive customer-driven products with excellent service and responsiveness, and by providing customer access to our senior managers, while our larger capital base and product mix enable us to compete effectively against smaller banks. Our lending staff is experienced and knowledgeable about local commercial business in our markets, enabling us to build on the relationship-style banking that is our hallmark. We also intend to selectively add additional products to provide diversification of revenue sources and to capture our customer’s full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers.

Hiring experienced employees with a customer service focus. We have been successful in attracting and retaining banking professionals with strong community relationships and significant knowledge of our markets which is central to our business strategy. Exceptional service, local involvement and timely decision making are integral parts of our business strategy, and we have attracted highly qualified and highly motivated individuals. We believe that by focusing on experienced bankers who are established in their communities, we enhance our market position and add profitable growth opportunities. Our compensation and incentive systems are aligned with our strategies to grow core deposits and commercial loans, while maintaining asset quality. We have a strong corporate culture based on personal accountability, high ethical standards and significant training opportunities, which is supported by our commitment to career development and promotion from within the organization.

Improving profitability through disciplined pricing, expense control and balance sheet management. We have achieved many milestones over the last five years as we have grown total assets from $1.2 billion at December 31, 2009 to $2.7 billion at December 31, 2013. Since 2002, we have opened 14 de novo branches, the most recent in November 2013, and acquired six branch offices in our 2010 acquisition of Mt. Washington Co-operative Bank. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those we currently serve, as opportunities present themselves in favorable locations. We have also focused significant efforts and invested heavily in our infrastructure to support future growth, creating brand awareness, competitive products and a strong and experienced workforce. We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings growth. While we expect to continue to drive an appropriate level of loan and deposit growth, we will keenly focus on enhancing our profitability by exercising a disciplined approach to product pricing, expense control and balance sheet mix.

Expanding our presence and market share in contiguous and nearby market areas and capturing business opportunities resulting from changes in the competitive environment. Over the last several years, our markets have been subject to large-scale consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large customer base in our market that prefers doing business with a local institution and may be dissatisfied with the service received from larger regional banks. We believe that opportunities currently exist in contiguous and nearby market areas to grow our franchise and to complement our primary market areas. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.

We believe the success of our strategy is evidenced by the growth of our deposits to $2.249 billion at December 31, 2013 from $922.5 million at December 31, 2009, and net loans, which increased to $2.265 billion at December 31, 2013 from $813.3 million at December 31, 2009. We also believe that community bank consolidation will continue to take place and further believe that, with our capital and liquidity positions after this offering, we will be positioned to take advantage of industry consolidation through de novo branching, potential acquisition of individual branches, and the potential for whole bank acquisitions. We do not, however, currently have any understandings or agreements regarding any specific acquisition transaction and will be disciplined when evaluating and deciding on future expansion, acquisitions and de novo branching opportunities. Our focus will be on the Massachusetts markets we know and understand, with a primary view toward continued growth in the Boston metropolitan area. We believe our management team’s unique understanding of the Massachusetts market facilitates our growth into locations that will provide the right complement to our existing franchise and geographic footprint.

It is our intention to achieve significant market penetration in a relatively short period of time when we enter a new market. In advance of any branch expansion we hire experienced local bankers and make a concerted effort to establish as many high profile contacts as possible in the new target area. We are focused on generating key loan relationships and capturing significant deposit market share in our markets. Upon commencement of operations in a new location, we monitor and aggressively pursue a core deposit strategy that enhances profitability and we believe provides quality market penetration in the most expedient manner.

Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin. Managing risk is an essential part of successfully managing a financial institution. Credit risk and interest rate risk are two prominent risk exposures that we face. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We believe that strong asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a strong asset quality and moderate credit risk, using underwriting standards that we believe are conservative, as well as diligent monitoring of the portfolio and loans in non-accrual status and on-going collection efforts. Although we will continue to originate commercial real estate, commercial business and construction loans, we intend to continue our philosophy of managing large loan exposures through our experienced, risk-based approach to lending. In addition, we intend to remain focused on lending within our immediate market area, with a specific focus on commercial customers disaffected by their relationships with larger banks as a result of turmoil in the industry.

Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 10 years that we originate; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary.

Increasing core deposits through aggressive marketing and the offering of new deposit products. Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 69.9% of our total deposits at December 31, 2013, up from 66.3% of total deposits at December 31, 2012. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. Our focus on attaining additional deposit customer relationships and balances has enabled us to increase income from customer service fees to $7.1 million for the year ended December 31, 2013 from $6.6 million and $5.9 million for the years ended December 31, 2012 and 2011, respectively. We have also increased our mortgage banking activities in recent years. We also offer non-deposit financial products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care.

Balance Sheet Analysis

Assets. Our total assets increased $403.3 million, or 17.7%, to $2.682 billion at December 31, 2013 from $2.279 billion at December 31, 2012. Net loans increased $479.1 million, or 26.8%, to $2.265 billion at December 31, 2013 from $1.786 billion at December 31, 2012. Cash and cash equivalents decreased $6.9 million, or 7.4%, to $86.3 million at December 31, 2013 from $93.2 million at December 31, 2012. Securities available for sale decreased $61.6 million, or 23.5%, to $201.1 million at December 31, 2013 from $262.8 million at December 31, 2012.

Loan Portfolio Analysis. At December 31, 2013, net loans were $2.265 billion, or 84.5% of total assets. During the year ended December 31, 2013, net loans increased $479.1 million, or 26.8%. The increase was primarily due to increases of $236.8 million in commercial real estate loans, $109.2 million in multi-family loans, $35.5 million in construction loans, $99.2 million in commercial business loans and $10.9 million in one- to four-family residential loans.

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$454,148	19.8%	$443,228	24.5%	$417,889	30.9%	$402,887	34.0%	$276,122	33.5%
Multi-family	288,172	12.6	178,948	9.9	176,668	13.0	135,290	11.4	53,402	6.5
Home equity lines of credit	54,499	2.4	60,907	3.4	60,989	4.5	62,750	5.3	29,979	3.6
Commercial real estate	1,032,408	45.0	795,642	44.0	528,585	39.0	433,504	36.6	350,648	42.6
Construction	208,799	9.1	173,255	9.6	93,158	6.9	113,142	9.6	94,102	11.4

Total real estate loans	2,038,026	88.9	1,651,980	91.4	1,277,289	94.3	1,147,573	96.9	804,253	97.6
Commercial business loans	247,005	10.8	147,814	8.2	71,544	5.3	30,189	2.6	18,029	2.2
Consumer	7,225	0.3	7,143	0.4	5,195	0.4	6,043	0.5	1,205	0.2

Total loans	2,292,256	100.0%	1,806,937	100.0%	1,354,028	100.0%	1,183,805	100.0%	823,487	100.0%

Allowance for loan losses	(25,335)		(20,504)		(13,053)		(10,155)		(9,242)
Net deferred loan origination (fees) costs	(1,521)		(94)		326		(88)		(945)

Loans, net	$2,265,400		$1,786,339		$1,341,301		$1,173,562		$813,300

Loan Maturity. The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2013
	Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$210,690	$36,773	$644	$248,107
More than one to five years	1,176,867	83,916	6,581	1,267,364
More than five to ten years	443,909	66,060	—	509,969
More than ten years	206,560	60,256	—	266,816

Total	$2,038,026	$247,005	$7,225	$2,292,256

Interest rate terms on amounts due after one year:
Fixed-rate loans	$368,372	$44,237	$6,581	$419,190
Adjustable-rate loans	1,458,964	165,995	—	1,624,959

Total	$1,827,336	$210,232	$6,581	$2,044,149

At December 31, 2013, our loan portfolio consisted of $469.1 million of fixed-rate loans and $1.823 billion of adjustable-rate loans.

Asset Quality

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, multi-family, commercial real estate, construction and commercial business loans are assigned a risk rating based on pre-determined criteria and levels of risk. The risk rating is monitored annually for most loans; however, it may change during the life of the loan as appropriate.

Internal and independent third-party loan reviews vary by loan type, as well as the nature and complexity of the loan. Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.

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

Delinquencies. Total past due loans increased $2.5 million, or 7.8%, to $34.5 million at December 31, 2013 from $32.0 million at December 31, 2012, reflecting increases of $1.8 million in loans 90 days or greater past due and $711,000 in loans 30 to 89 days past due. Delinquent loans at December 31, 2013 included $12.5 million of loans acquired in the Mt. Washington Co-operative Bank merger completed in January 2010, including $5.1 million that were 30 to 59 days past due, $703,000 that were 60 to 89 days past due and $6.7 million that were 90 days or greater past due. At December 31, 2013, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2013, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$17,622	$18,870	$15,795	$11,529	$4,098
Multi-family	—	976	1,605	2,246	850
Home equity lines of credit	2,689	2,674	1,765	2,408	—
Commercial real estate	8,972	8,844	11,588	11,290	7,388
Construction	11,298	7,785	22,434	15,326	9,224

Total real estate loans	40,581	39,149	53,187	42,799	21,560
Commercial business loans	949	424	508	335	—
Consumer	—	—	—	—	138

Total non-accrual loans(1)	41,530	39,573	53,695	43,134	21,698
Foreclosed assets	1,390	2,604	3,853	4,080	2,869

Total non-performing assets	$42,920	$42,177	$57,548	$47,214	$24,567

Non-accrual loans to total loans	1.81%	2.19%	3.97%	3.64%	2.63%
Non-accrual loans to total assets	1.55%	1.74%	2.72%	2.35%	1.79%
Non-performing assets to total assets	1.60%	1.85%	2.91%	2.57%	2.03%

(1)

TDRs on accrual status not included above totaled $4.1 million at December 31, 2013, $6.8 million at December 31, 2012, $1.3 million at December 31, 2011, $1.3 million at December 31, 2010 and $189,000 at December 31, 2009.

Non-performing assets increased to $42.9 million or 1.60% of total assets, at December 31, 2013, from $42.2 million, or 1.85% of total assets, at December 31, 2012, following a decrease from $57.5 million, or 2.91% of total assets, at December 31, 2011. Non-performing assets at December 31, 2013 included $15.8 million of assets acquired in the Mt. Washington merger, comprised of $15.4 million of non-accrual loans and $401,000 of foreclosed real estate. Interest income that would have been recorded for the year ended December 31, 2013 had non-accruing loans been current according to their original terms amounted to $1.2 million. Construction loans, including related foreclosed real estate, represented approximately 28.6% of our non-performing assets at December 31, 2013.

Approximately $8.3 million, or 73.5%, of our $11.3 million of non-accrual construction loans relate to the following three construction projects originated in 2007 and 2008.

•

A construction loan relationship collateralized by a 42 unit townhouse development project located in eastern Massachusetts, originated for $3.7 million with an aggregate balance of $3.1 million at December 31, 2013. This loan relationship was modified with a new borrower as a TDR in 2011 based on a common guarantor. The property was appraised in May 2013 for $3.2 million based on the “as is” market value of the then-remaining 28 unsold units, including 22 units where construction had not begun. As of December 31, 2013, 16 completed units were sold. The loan relationship is also collateralized by other properties owned by the guarantors consisting of a second mortgage with a first mortgage of less than $300,000 on a commercial property and first mortgages on two residential properties in northern

Massachusetts, appraised in early 2013 with a cumulative value of $1.5 million. This loan relationship is secured by multiple guarantors including one individual guarantor. We have commenced foreclosure proceedings on the other properties owned by the guarantors at this time and the foreclosure sale dates were stayed due to the individual guarantor’s Chapter 7 Bankruptcy filing.

•

A construction loan relationship collateralized by a 45 unit townhouse development project located in eastern Massachusetts originated for $11.2 million with an aggregate balance of $2.9 million at December 31, 2013 after loan charge-offs totaling $996,000. This loan relationship was modified as a TDR in 2013 with an extension of the maturity date to allow for loan repayments of $3.2 million during the year ended December 31, 2013. The property was appraised in April 2012 for $6.6 million based on the “as is” value of the then remaining 16 unsold units, including eight units where construction had not begun. To date, 37 units have been sold, five units are under sales agreements and marketing activity continues for the three remaining units. The principal developer is the co-borrower on the loan relationship. We expect the sales proceeds from the remaining eight units to be sufficient to repay the remaining loan balance.

•

A construction loan relationship collateralized by a seven lot single-family residential development project located in Nantucket, Massachusetts originated for $5.4 million with a balance of $2.3 million as of December 31, 2013 after loan charge-offs totaling $1.7 million. This loan relationship was modified as a TDR in 2010 with a reduction of the interest rate and an extension of the maturity date. The property was appraised in May 2013 for $1.8 million based on the “developer cost” approach. This loan relationship is also collateralized by other properties, owned by the individual co-borrowers, which consist of a second mortgage on a single family residence located in Nantucket, Massachusetts with a first mortgage of less than $600,000 and a first mortgage on a single family residence located in Rhode Island. The Nantucket, Massachusetts single family property was appraised in May 2013 for $855,000 and the Rhode Island single family residence was appraised in June 2013 for $407,000. We have filed foreclosure actions on all collateral. The residential development project foreclosure action was stayed by the corporate entity’s Chapter 11 Bankruptcy filing. We have entered into a forbearance agreement with the borrowers for the Rhode Island collateral only to allow for the orderly disposition of the property and collection of net proceeds.

Together, these three non-accrual construction loan relationships comprised 19.9% of total non-accrual loans at December 31, 2013.

Non-accrual loans increased $2.0 million, or 4.9%, to $41.5 million, or 1.81% of total loans outstanding at December 31, 2013, from $39.6 million, or 2.19% of total loans outstanding at December 31, 2012, primarily due to a net increase of $3.5 million related to two construction loans. See “— Troubled Debt Restructurings.” Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. Although our non-accrual loans increased over the last year, non-accrual loans have decreased significantly from $53.7 million at December 31, 2011 or 3.97% of total loans outstanding at that date to 1.81% at December 31, 2013 and 2.19% at December 31, 2012. At December 31, 2013, our allowance for loan losses was $25.3 million, or 1.11% of total loans and 61.0% of non-performing loans, compared to $20.5 million, or 1.13% of total loans and 51.8% of non-performing loans at December 31, 2012. We increased our allowance primarily as a result of the increase in the size of our loan portfolio, in particular non-residential loans. Included in our allowance at December 31, 2013 was a general component of $25.0 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate decreased $1.2 million, or 46.6%, to $1.4 million at December 31, 2013 from $2.6 million at December 31, 2012. At December 31, 2013, foreclosed real estate consisted of a townhouse construction development project, one commercial property and one residential property held for sale. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Troubled Debt Restructurings. In the course of resolving loans of borrowers with financial difficulties, we may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status. A loan is considered a troubled debt restructure if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

The following table summarizes our TDRs at the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
TDRs on accrual status:
One-to four-family	$2,588	$1,992	$1,269
Multi-family	109	110	—
Home equity lines of credit	21	22	—
Commercial real estate	1,368	1,393	—
Construction	—	3,319	—

Total TDRs on accrual status	4,086	6,836	1,269

TDRs on non-accrual status:
One- to four-family	1,500	2,493	2,052
Commercial real estate	4,309	4,466	4,663
Construction	9,489	3,838	7,715
Commercial business loans	192	—	—

Total TDRs on non-accrual status	15,490	10,797	14,430

Total TDRs	$19,576	$17,633	$15,699

Total TDRs increased $1.9 million, or 11.0%, to $19.6 million at December 31, 2013 from $17.6 million at December 31, 2012, consisting of an increase of $4.7 million in TDRs on non-accrual status partially offset by a decrease of $2.8 million in TDRs on accrual status. Construction TDRs on non-accrual status increased due to one loan relationship totaling $3.1 million that was transferred to non-accrual status from accrual status and a second loan relationship totaling $2.9 million where the maturity date was extended to allow for principal repayments of $3.2 million during the year ended December 31, 2013. Modifications of one- to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the year ended December 31, 2013 had TDRs been current according to their original terms amounted to $753,000.

Potential Problem Loans. Certain loans are identified during our loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis.

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At December 31, 2013, other potential problem loans totaled $25.5 million, including $16.5 million of construction loans, $6.7 million of multi-family loans, $2.1 million of commercial real estate loans and $123,000 of commercial business loans.

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

Changes in the allowance for loan losses during the years indicated were as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$20,504	$13,053	$10,155	$9,242	$6,912
Provision for loan losses	6,470	8,581	3,663	3,181	4,082
Charge offs:
Residential real estate:
One-to four-family	531	599	192	826	697
Multi-family	96	72	—	71	—
Home equity lines of credit	—	52	123	122	—
Commercial real estate	—	719	150	378	755
Construction	1,362	398	869	1,322	486
Commercial business loans	288	—	72	93	—
Consumer	283	164	96	199	87

Total charge-offs	2,560	2,004	1,502	3,011	2,025

Recoveries:
Residential real estate:
One- to four-family	232	326	128	85	—
Multi-family	—	28	43	—	—
Home equity lines of credit	—	—	5	—	—
Commercial real estate	—	227	17	—	—
Construction	555	242	497	561	250
Commercial business loans	24	11	—	8	—
Consumer	110	40	47	89	23

Total recoveries	921	874	737	743	273

Net charge-offs	(1,639)	(1,130)	(765)	(2,268)	(1,752)

Ending balance	$25,335	$20,504	$13,053	$10,155	$9,242

Allowance to non-accrual loans	61.00%	51.81%	24.31%	23.54%	42.59%
Allowance to total loans outstanding	1.11%	1.13%	0.96%	0.86%	1.12%
Net charge-offs to average loans outstanding	0.08%	0.07%	0.06%	0.19%	0.23%

Our provision for loan losses was $6.5 million for the year ended December 31, 2013 compared to $8.6 million for the year ended December 31, 2012 and $3.7 million for the year ended December 31, 2011. The changes in the provision for loan losses were based primarily on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $25.3 million or 1.11% of total loans outstanding at December 31, 2013, compared to $20.5 million or 1.13% of total loans outstanding at December 31, 2012. The increases in the allowance for loan losses at December 31, 2013, 2012 and 2011 were primarily due to increases in the multi-family, commercial real estate, construction and commercial business loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2013			2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$1,991	7.9%	19.8%	$2,507	12.2%	24.5%	$1,861	14.3%	30.9%
Multi-family	2,419	9.5	12.6	1,431	7.0	9.9	1,361	10.4	13.0
Home equity lines of credit	155	0.6	2.4	226	1.1	3.4	245	1.9	4.5
Commercial real estate	12,831	50.6	45.0	10,405	50.8	44.0	6,980	53.4	39.0
Construction	4,374	17.3	9.1	3,656	17.8	9.6	1,430	11.0	6.9

Total real estate loans	21,770	85.9	88.9	18,225	88.9	91.4	11,877	91.0	94.3
Commercial business loans	3,433	13.6	10.8	2,174	10.6	8.2	1,061	8.1	5.3
Consumer	132	0.5	0.3	105	0.5	0.4	115	0.9	0.4

Total loans	$25,335	100.0%	100.0%	$20,504	100.0%	100.0%	$13,053	100.0%	100.0%

	At December 31,
	2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$1,130	11.1%	34.0%	$1,730	18.7%	33.5%
Multi-family	1,038	10.2	11.4	467	5.1	6.5
Home equity lines of credit	227	2.2	5.3	128	1.4	3.6
Commercial real estate	5,238	51.7	36.6	4,435	48.0	42.6
Construction	2,042	20.1	9.6	1,859	20.1	11.4

Total real estate loans	9,675	95.3	96.9	8,619	93.3	97.6
Commercial business loans	448	4.4	2.6	586	6.3	2.2
Consumer	32	0.3	0.5	37	0.4	0.2

Total loans	$10,155	100.0%	100.0%	$9,242	100.0%	100.0%

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

We had impaired loans totaling $33.5 million and $41.2 million as of December 31, 2013 and 2012, respectively. At December 31, 2013, impaired loans totaling $3.6 million had a valuation allowance of $376,000. Impaired loans totaling $6.7 million had a valuation allowance of $649,000 at December 31, 2012. Our average investment in impaired loans was $40.8 million and $51.7 million for the years ended December 31, 2013 and 2012, respectively.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on payment status. Accordingly, we do not separately identify individual one- to four-family residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring. We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2013 and considered any probable loss in determining the allowance for loan losses.

For residential loans measured for impairment based on the collateral value, we will do the following:

•

When a loan becomes seriously delinquent, generally 60 days past due, we obtain third-party appraisals that are generally the basis for charge-offs when a loss is indicated, prior to the foreclosure sale, but usually no later than when such loans are 180 days past due. We generally are able to complete the foreclosure process within six to nine months from receipt of the third-party appraisal.

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

Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed; for collateral-dependent loans, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell, are less than our carrying values.

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

Securities Portfolio

At December 31, 2013, our securities portfolio was $201.1 million, or 7.5% of total assets. At that date, 46.4% of the securities portfolio, or $93.4 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $58.2 million, and $59.2 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 2, Securities Available for Sale, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in our corporate bond portfolio. The portfolio also includes debt securities issued by government-sponsored enterprises, municipal bonds, mortgage-backed securities issued by government-sponsored enterprises and private companies and marketable equity securities. Included in marketable equity securities are money market mutual funds and common stocks. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and add to our position through dollar cost averaging on a monthly basis.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Corporate bonds	$91,816	$93,388	$117,714	$121,420	$163,746	$165,704
Government-sponsored enterprises	34,562	33,148	53,084	53,149	82,898	83,195
Municipal bonds	5,721	5,858	7,236	7,461	7,401	7,574
Residential mortgage-backed securities:
Government-sponsored enterprises	11,138	11,730	16,280	17,298	25,296	26,664
Private label	1,578	1,664	3,169	3,309	7,322	7,055

Total debt securities	144,815	145,788	197,483	202,637	286,663	290,192
Marketable equity securities:
Common stocks	46,841	53,325	42,406	46,334	31,820	36,007
Money market mutual funds	2,065	2,024	13,833	13,814	9,049	9,031

Total marketable equity securities	48,906	55,349	56,239	60,148	40,869	45,038

Total	$193,721	$201,137	$253,722	$262,785	$327,532	$335,230

At December 31, 2013, we had no investments in a single company or entity, other than Government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2013.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Corporate bonds	$41,128	2.75%	$50,688	2.30%	$—	—%	$—	—%	$91,816	2.50%
Government-sponsored enterprises	—	—	62	1.19	34,500	1.04	—	—	34,562	1.04
Municipal bonds	250	2.60	5,471	3.16	—	—	—	—	5,721	3.13
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	12.46	16	9.52	11,120	4.34	11,138	4.35
Private label	—	—	—	—	—	—	1,578	5.40	1,578	5.40

Total debt securities	$41,378	2.75%	$56,223	2.38%	$34,516	1.04%	$12,698	4.47%	$144,815	2.35%

The available-for-sale securities portfolio decreased $61.6 million, or 23.5% to $201.1 million at December 31, 2013 from $262.8 million at December 31, 2012. Money market mutual funds included in the marketable equity securities portfolio totaled $2.0 million and $13.8 million at December 31, 2013 and 2012, respectively.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. At December 31, 2013, unrealized losses in our debt portfolio ranged from 0% to 6.0% of amortized cost, and unrealized losses in our equity portfolio ranged from 0% to 4.0% of cost.

As of December 31, 2013, the net unrealized gain on the total debt securities portfolio was $973,000. The most significant market valuation decrease related to any one debt security within the portfolio at December 31, 2013 is $111,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary. No other debt securities had a market decline greater than 6.0% of amortized cost.

As of December 31, 2013, the net unrealized gain on the total marketable equity securities portfolio was $6.4 million. The most significant market valuation decrease related to any one equity security within the portfolio at December 31, 2013 is $41,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and we have the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

Refer to Note 2, Securities Available for Sale, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding our assessment of other-than-temporary impairment.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $383.2 million, or 20.5%, to $2.249 billion at December 31, 2013 from $1.865 billion at December 31, 2012. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term deposits of $335.7 million, or 27.1%, to $1.573 billion, or 69.9% of total deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$226,691	—%	11.4%	$172,258	—%	10.9%	$126,737	—%	9.1%
NOW deposits	187,426	0.53	9.4	154,375	0.48	9.7	134,557	0.46	9.6
Money market deposits	718,159	0.91	37.6	523,133	0.86	32.5	376,546	0.93	27.8
Regular savings and other deposits	252,723	0.26	11.5	231,274	0.38	13.2	205,664	0.49	13.3
Certificates of deposit	676,345	1.31	30.1	630,349	1.53	33.7	692,638	1.82	40.2

Total	$2,061,344	0.83	100.0%	$1,711,389	0.92	100.0%	$1,536,142	1.15	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013.

Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$47,380
Over three through six months	95,427
Over six through twelve months	100,462
Over twelve months	135,922

Total	$379,191

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $649,000, or 0.4%, to $161.9 million at December 31, 2013 from $161.3 million at December 31, 2012, reflecting new advances with the Federal Home Loan Bank of Boston totaling $47.5 million with terms of two to seven years and fixed interest rates of 0.61% to 1.22% during the year ended December 31, 2013. At December 31, 2013 and 2012, Federal Home Loan Bank of Boston advances totaled $161.9 million and $161.3 million, respectively, with a weighted average rate of 1.48% and 2.05%, respectively. At December 31, 2013, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance outstanding at end of year	$161,903	$161,254	$131,450
Average amount outstanding during the year	$179,708	$152,730	$143,346
Weighted average interest rate during the year	1.72%	2.10%	2.26%
Maximum outstanding at any month end	$188,576	$182,061	$157,848
Weighted average interest rate at end of year	1.48%	2.05%	2.29%

Stockholders’ Equity

Total stockholders’ equity increased $15.3 million, or 6.5%, to $249.2 million at December 31, 2013, from $233.9 million at December 31, 2012. The increase for the year ended December 31, 2013 was due primarily to $15.4 million in net income and $2.2 million related to stock-based compensation plans, partially offset by a decrease of $811,000 in net accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities, net of tax and a $1.6 million increase in treasury stock resulting from our repurchasing 91,086 shares of common stock. Stockholders’ equity to assets was 9.29% at December 31, 2013, compared to 10.27% at December 31, 2012. Book value per share increased to $11.21 at December 31, 2013 from $10.51 at December 31, 2012. Tangible book value per share increased to $10.60 at December 31, 2013 from $9.90 at December 31, 2012. At December 31, 2013, the Company and the Bank continued to exceed all regulatory capital requirements.

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

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest (1)	Yield/ Cost(1)	Average Balance	Interest (1)	Yield/ Cost(1)	Average Balance	Interest (1)	Yield/ Cost(1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(2)	$2,010,624	$90,680	4.51%	$1,550,707	$76,826	4.95%	$1,230,294	$66,229	5.38%
Securities and certificates of deposits	227,695	6,122	2.69	298,918	9,224	3.09	364,199	12,637	3.47
Other interest-earning assets(3)	144,689	344	0.24	135,183	332	0.25	190,634	502	0.26

Total interest-earning assets	2,383,008	97,146	4.08	1,984,808	86,382	4.35	1,785,127	79,368	4.45

Noninterest-earning assets	117,506			124,727			128,955

Total assets	$2,500,514			$2,109,535			$1,914,082

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$187,426	994	0.53	$154,375	741	0.48	$134,557	613	0.46
Money market deposits	718,159	6,530	0.91	523,133	4,484	0.86	376,546	3,515	0.93
Regular savings and other deposits	252,723	663	0.26	231,274	887	0.38	205,664	1,003	0.49
Certificates of deposit	676,345	8,866	1.31	630,349	9,627	1.53	692,638	12,607	1.82

Total interest-bearing deposits	1,834,653	17,053	0.93	1,539,131	15,739	1.02	1,409,405	17,738	1.26
Borrowings	179,708	3,082	1.72	152,730	3,206	2.10	143,346	3,234	2.26

Total interest-bearing liabilities	2,014,361	20,135	1.00	1,691,861	18,945	1.12	1,552,751	20,972	1.35

Noninterest-bearing demand deposits	226,691			172,258			126,737
Other noninterest-bearing liabilities	17,924			16,166			15,138

Total liabilities	2,258,976			1,880,285			1,694,626
Total stockholders’ equity	241,538			229,250			219,456

Total liabilities and stockholders’ equity	$2,500,514			$2,109,535			$1,914,082

Net interest-earning assets	$368,647			$292,947			$232,376

Fully tax-equivalent net interest income		77,011			67,437			58,396
Less: tax-equivalent adjustments		(1,942)			(1,413)			(556)

Net interest income		$75,069			$66,024			$57,840

Interest rate spread(1)(4)			3.08%			3.23%			3.10%
Net interest margin(1)(5)			3.23%			3.40%			3.27%
Average interest-earning assets to average interest-bearing liabilities		118.30%			117.32%			114.97%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,061,344	$17,053	0.83%	$1,711,389	$15,739	0.92%	$1,536,142	$17,738	1.15%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,241,052	$20,135	0.90%	$1,864,119	$18,945	1.02%	$1,679,488	$20,972	1.25%

(footnotes begin on following page)

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the years ended December 31, 2013, 2012 and 2011, yields on loans before tax-equivalent adjustments were 4.44%, 4.90% and 5.38%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.42%, 2.87% and 3.34%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 4.00%, 4.28% and 4.41%, respectively. Interest rate spread before tax-equivalent adjustments for the years ended December 31, 2013, 2012 and 2011 was 3.00%, 3.16% and 3.06%, respectively, while net interest margin before tax-equivalent adjustments for the years ended December 31, 2013, 2012 and 2011 was 3.15%, 3.33% and 3.24%, respectively.

(2)	Loans on non-accrual status are included in average balances.

(3)	Includes Federal Home Loan Bank stock and associated dividends.

(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our fully tax-equivalent net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2013 Compared to 2012 Increase (Decrease) Due to			Year Ended December 31, 2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$21,217	$(7,363)	$13,854	$16,196	$(5,599)	$10,597
Securities and certificates of deposits	(2,014)	(1,088)	(3,102)	(2,110)	(1,303)	(3,413)
Other interest-earning assets	23	(11)	12	(138)	(32)	(170)

Total	19,226	(8,462)	10,764	13,948	(6,934)	7,014
Interest Expense:
Deposits	2,674	(1,360)	1,314	416	(2,415)	(1,999)
Borrowings	515	(639)	(124)	205	(233)	(28)

Total	3,189	(1,999)	1,190	621	(2,648)	(2,027)

Change in fully tax-equivalent net interest income	$16,037	$(6,463)	$9,574	$13,327	$(4,286)	$9,041

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Net Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from customer service fees, loan fees, bank-owned life insurance, mortgage banking gains and gains on sales of securities.

Net income information is as follows:

	Years Ended December 31,			Change 2013/2012		Change 2012/2011
	2013	2012	2011	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$75,069	$66,024	$57,840	$9,045	13.7%	$8,184	14.1%
Provision for loan losses	6,470	8,581	3,663	(2,111)	(24.6)	4,918	134.3
Non-interest income	19,416	21,261	15,388	(1,845)	(8.7)	5,873	38.2
Non-interest expenses	64,515	59,948	50,994	4,567	7.6	8,954	17.6
Net income	15,429	12,426	11,970	3,003	24.2	456	3.8
Return on average assets	0.62%	0.59%	0.63%	0.03	5.1	(0.04)	(6.3)
Return on average equity	6.39%	5.42%	5.45%	0.97	17.9	(0.03)	(0.6)

The Company recorded a pre-tax gain of $4.8 million on June 8, 2012 due to the sale of Hampshire First Bank, which was 43% owned by the Company, to NBT Bancorp, Inc. and NBT Bank, N.A. On an after-tax basis, this gain increased net income by $2.9 million, or $0.13 per diluted share, for the year ended December 31, 2012.

Net Interest Income. Net interest income increased $9.0 million, or 13.7%, to $75.1 million for the year ended December 31, 2013 from $66.0 million for the year ended December 31, 2012. The net interest rate spread and net interest margin were 3.00% and 3.15%, respectively, for the year ended December 31, 2013 compared to 3.16% and 3.33%, respectively, for the year ended December 31, 2012. The increases in net interest income were due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the year ended December 31, 2013 compared to 2012.

The average balance of our loan portfolio increased $459.9 million, or 29.7%, to $2.011 billion, which was partially offset by the decline in the yield on loans of 46 basis points to 4.44% for the year ended December 31, 2013 compared to 4.90% for the year ended December 31, 2012. The average balance of our total deposits increased $350.0 million, or 20.4%, to $2.061 billion, which was partially offset by the decline in cost of total deposits of nine basis points to 0.83% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our yield on interest-earning assets declined 28 basis points to 4.00% for the year ended December 31, 2013 compared to 4.28% for the year ended December 31, 2012, while the cost of funds declined 12 basis points to 0.90% for the year ended December 31, 2013 compared to 1.02% for the year ended December 31, 2012.

For the year ended December 31, 2012, net interest income increased $8.2 million, or 14.1%, to $66.0 million from $57.8 million for the year ended December 31, 2011. The net interest rate spread and net interest margin were 3.16% and 3.33%, respectively, for the year ended December 31, 2012 compared to 3.06% and 3.24%, respectively, for the year ended December 31, 2011. The increase in net interest income was due primarily to strong loan growth along with a decline in the cost of funds for the year ended December 31, 2012 compared to 2011.

The average balance of our loan portfolio increased $320.4 million, or 26.0%, to $1.551 billion, which was partially offset by the decline in the yield on loans of 48 basis points to 4.90% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our cost of total deposits declined 23 basis points to 0.92%, which was partially offset by the increase in the average balance of total deposits of $175.2 million, or 11.4%, to $1.711 billion for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our yield on interest-earning assets declined 13 basis points to 4.28% for the year ended December 31, 2012 compared to 4.41% for the year ended December 31, 2011, while the cost of funds declined 23 basis points to 1.02% for the year ended December 31, 2012 compared to 1.25% for the year ended December 31, 2011.

Provision for Loan Losses. Our provision for loan losses was $6.5 million for the year ended December 31, 2013 compared to $8.6 million and $3.7 million for the years ended December 31, 2012 and 2011, respectively. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality —Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Years Ended December 31,			Change 2013/2012		Change 2012/2011
	2013	2012	2011	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Customer service fees	$7,129	$6,645	$5,867	$484	7.3%	$778	13.3%
Loan fees	508	339	584	169	49.9	(245)	(42.0)
Mortgage banking gains, net	583	2,371	2,125	(1,788)	(75.4)	246	11.6
Gain on sales of securities, net	9,636	5,568	4,464	4,068	73.1	1,104	24.7
Income from bank-owned life insurance	1,195	1,201	1,221	(6)	(0.5)	(20)	(1.6)
Equity income on investment in affiliate bank	—	310	1,110	(310)	(100.0)	(800)	(72.1)
Gain on sale of investment in affiliate bank	—	4,819	—	(4,819)	(100.0)	4,819	—
Other income	365	8	17	357	4,462.5	(9)	(52.9)

Total non-interest income	$19,416	$21,261	$15,388	$(1,845)	(8.7)%	$5,873	38.2%

Non-interest income decreased $1.8 million, or 8.7%, to $19.4 million for the year ended December 31, 2013 from $21.3 million for the year ended December 31, 2012, primarily due to the prior year $4.8 million gain on sale of the Hampshire First Bank affiliate and a decrease of $1.8 million in mortgage banking gains, net, partially offset by increases of $4.1 million in gain on sales of securities, net, $484,000 in customer service fees and $357,000 in other income. The decrease in mortgage banking gains, net are primarily due to declines in mortgage loan sales, reflecting the decline in refinancing activity due to rising interest rates in 2013, along with related derivative valuations on commitments to originate loans for sale and contracts to sell loans. The increase in other income was primarily due to loan level interest rate swap fee income recognized in the fourth quarter of 2013.

For the year ended December 31, 2012, non-interest income increased $5.9 million, or 38.2%, to $21.3 million from $15.4 million for the year ended December 31, 2011, primarily due to a $4.8 million gain on sale of the Hampshire First Bank affiliate and increases of $1.1 million in gain on sales of securities, net, $778,000 in customer service fees and $246,000 in mortgage banking gains, net, partially offset by decreases of $800,000 in equity income from the Hampshire First Bank affiliate and $245,000 in loan fees.

Non-Interest Expense. Non-interest expense information is as follows:

	Years Ended December 31,			Change 2013/2012		Change 2012/2011
	2013	2012	2011	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$39,618	$36,386	$29,474	$3,232	8.9%	$6,912	23.5%
Occupancy and equipment	8,798	7,932	7,831	866	10.9	101	1.3
Data processing	4,274	3,511	2,909	763	21.7	602	20.7
Marketing and advertising	2,949	2,537	2,450	412	16.2	87	3.6
Professional services	2,308	2,966	2,685	(658)	(22.2)	281	10.5
Foreclosed real estate	479	599	328	(120)	(20.0)	271	82.6
Deposit insurance	2,053	1,760	1,893	293	16.6	(133)	(7.0)
Other general and administrative	4,036	4,257	3,424	(221)	(5.2)	833	24.3

Total non-interest expense	$64,515	$59,948	$50,994	$4,567	7.6%	$8,954	17.6%

Non-interest expense increased $4.6 million, or 7.6%, to $64.5 million for the year ended December 31, 2013 from $59.9 million for the year ended December 31, 2012, primarily due to increases of $3.2 million in salaries and employee benefits, $866,000 in occupancy and equipment expense, $763,000 in data processing, $412,000 in marketing and advertising and $293,000 in deposit insurance, partially offset by decreases of $658,000 in professional services reflecting a decline in legal and consulting expenses, $120,000 in foreclosed real estate expense and $221,000 in other non-interest expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily associated with the opening of new branches and costs associated with the expansion of residential and commercial lending capacity.

For the year ended December 31, 2012, non-interest expense increased $9.0 million, or 17.6%, to $59.9 million from $51.0 million for the year ended December 31, 2011, primarily due to increases of $6.9 million in salaries and employee benefits, $602,000 in data processing expenses and $1.4 million in other non-interest expenses. The increases in non-interest expenses were primarily associated with the new branches opened and costs associated with the expansion of residential and commercial lending capacity in the past year. In addition, the increase in salaries and employee benefits reflected an increase in incentive compensation plan expense of $1.2 million to $3.1 million for the year ended December 31, 2012 from $1.9 million for the year ended December 31, 2011 based on our achievement of various performance measures.

Income Tax Provision. We recorded a provision for income taxes of $8.1 million for the year ended December 31, 2013, reflecting an effective tax rate of 34.3%, compared to $6.3 million, or 33.7%, for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded a provision for income taxes of $6.6 million, reflecting an effective tax rate of 35.5%. The changes in the income tax provision were primarily due to changes in the components of pre-tax income.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risk and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, and technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

Asset/Liability Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 10 years that we originate; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at January 1, 2014 through December 31, 2014.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
	(Dollars in Thousands)
300	$70,839	$(10,267)	(12.66)%
Flat	81,106
-100	81,932	826	1.02

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $86.3 million. In addition, at December 31, 2013, we had $240.1 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2013, we had $161.9 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2013 and 2012, we had total loan commitments outstanding of $613.6 million and $439.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 10 of the notes to the consolidated financial statements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2013 totaled $440.2 million, or 65.1% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2013.

	Payments Due by Period
	Total	Up to One Year	More than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In thousands)
Contractual obligations:
Long-term debt obligations	$161,903	$4,000	$36,000	$102,500	$19,403
Operating lease obligations	10,708	1,341	2,622	2,099	4,646
Other long-term obligations(1)	8,940	2,235	4,470	2,235	—

Total	$181,551	$7,576	$43,092	$106,834	$24,049

(1)	Consists entirely of expenses related to obligations under a data processing agreement.

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

We have a contract with our core data processing provider through December 2017, with a related outstanding commitment of $8.9 million as of December 31, 2013 and with total annual payments of $2.2 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 13, Stockholders’ Equity, “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

We may use capital management tools such as cash dividends and common share repurchases. Pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of the Company, we have committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian and (ii) that any repurchases of equity securities from stockholders other than Meridian will be at the current market price for such stock repurchases. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases.

As of December 31, 2013, we had repurchased 287,652 shares of our stock at an average price of $14.68 per share, or 31.8% of the 904,224 shares authorized for repurchase under our fourth repurchase program as adopted during 2011. We have repurchased 1,691,580 shares at an average price of $10.89 per share since December 2008. We terminated the repurchase program in connection with Meridian’s adoption of the Plan of Conversion.

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

For the year ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements. For a discussion of the impact of recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data within this report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data included in this Annual Report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Date: March 7, 2014	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman and Chief Executive Officer

Date: March 7, 2014	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Meridian Interstate Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Interstate Bancorp, Inc. and subsidiaries, (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Interstate Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meridian Interstate Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of Meridian Interstate Bancorp, Inc.’s internal control over financial reporting.

/s/ Wolf & Company. P.C.
Boston, Massachusetts March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Meridian Interstate Bancorp, Inc.

We have audited Meridian Interstate Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Meridian Interstate Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Meridian Interstate Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2013 consolidated financial statements of Meridian Interstate Bancorp, Inc. and our report dated March 7, 2014 expressed an unqualified opinion.

/s/ Wolf & Company. P.C.
Boston, Massachusetts March 7, 2014

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$86,271	$93,129
Federal funds sold	—	63

Total cash and cash equivalents	86,271	93,192
Securities available for sale, at fair value	201,137	262,785
Federal Home Loan Bank stock, at cost	11,907	12,064
Loans held for sale	2,363	14,502
Loans, net of fees and costs	2,290,735	1,806,843
Less allowance for loan losses	(25,335)	(20,504)

Loans, net	2,265,400	1,786,339
Bank-owned life insurance	37,446	36,251
Foreclosed real estate, net	1,390	2,604
Premises and equipment, net	39,426	38,719
Accrued interest receivable	7,127	6,745
Deferred tax asset, net	13,478	9,710
Goodwill	13,687	13,687
Other assets	2,469	2,173

Total assets	$2,682,101	$2,278,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$255,639	$204,079
Interest-bearing	1,992,961	1,661,354

Total deposits	2,248,600	1,865,433
Long-term debt	161,903	161,254
Accrued expenses and other liabilities	22,393	18,141

Total liabilities	2,432,896	2,044,828

Commitments and contingencies (Notes 4, 6 and 10)
Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	99,553	98,338
Retained earnings	162,388	146,959
Accumulated other comprehensive income	4,104	4,915
Treasury stock, at cost, 778,821 and 745,090 shares at December 31, 2013 and 2012, respectively	(9,919)	(8,331)
Unearned compensation — ESOP, 579,600 and 621,000 shares at December 31, 2013 and 2012, respectively	(5,796)	(6,210)
Unearned compensation — restricted shares, 103,810 and 119,055 at December 31, 2013 and 2012, respectively	(1,125)	(1,728)

Total stockholders’ equity	249,205	233,943

Total liabilities and stockholders’ equity	$2,682,101	$2,278,771

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$89,349	$76,050	$66,157
Interest on debt securities:
Taxable	3,919	6,901	10,868
Tax-exempt	209	216	218
Dividends on equity securities	1,383	1,444	1,033
Interest on certificates of deposit	—	26	34
Other interest and dividend income	344	332	502

Total interest and dividend income	95,204	84,969	78,812

Interest expense:
Interest on deposits	17,053	15,739	17,738
Interest on borrowings	3,082	3,206	3,234

Total interest expense	20,135	18,945	20,972

Net interest income	75,069	66,024	57,840
Provision for loan losses	6,470	8,581	3,663

Net interest income, after provision for loan losses	68,599	57,443	54,177

Non-interest income:
Customer service fees	7,129	6,645	5,867
Loan fees	508	339	584
Mortgage banking gains, net	583	2,371	2,125
Gain on sales of securities, net	9,636	5,568	4,464
Income from bank-owned life insurance	1,195	1,201	1,221
Equity income on investment in affiliate bank	—	310	1,110
Gain on sale of investment in affiliate bank	—	4,819	—
Other income	365	8	17

Total non-interest income	19,416	21,261	15,388

Non-interest expenses:
Salaries and employee benefits	39,618	36,386	29,474
Occupancy and equipment	8,798	7,932	7,831
Data processing	4,274	3,511	2,909
Marketing and advertising	2,949	2,537	2,450
Professional services	2,308	2,966	2,685
Foreclosed real estate	479	599	328
Deposit insurance	2,053	1,760	1,893
Other general and administrative	4,036	4,257	3,424

Total non-interest expenses	64,515	59,948	50,994

Income before income taxes	23,500	18,756	18,571
Provision for income taxes	8,071	6,330	6,601

Net income	$15,429	$12,426	$11,970

Income per share:
Basic	$0.71	$0.57	$0.55
Diluted	$0.70	$0.57	$0.55
Weighted average shares:
Basic	21,637,344	21,629,668	21,805,143
Diluted	21,987,809	21,858,381	21,931,863

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$15,429	$12,426	$11,970

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss) on securities available for sale	7,989	6,933	(1,919)
Reclassification adjustment for gain realized in income(1)	(9,636)	(5,568)	(4,464)

Net unrealized (loss) gain	(1,647)	1,365	(6,383)
Tax effect	646	(489)	2,511

Net-of-tax amount	(1,001)	876	(3,872)

Defined benefit plans:
Supplemental director retirement plan:
Reclassification adjustments(2):
Amortization of prior service cost	28	28	28
Amortization of unrecognized loss	61	68	—
Actuarial net gain (loss) arising during the year	137	(14)	(287)

	226	82	(259)
Tax effect	(79)	(24)	88

Net-of-tax amount	147	58	(171)

Long-term health care plan:
Reclassification adjustments(3):
Amortization of prior service cost	17	18	18
Amortization of unrecognized loss	5	26	—
Actuarial net gain (loss) arising during the year	44	(56)	(33)

	66	(12)	(15)
Tax effect	(23)	8	5

Net-of-tax amount	43	(4)	(10)

Total other comprehensive (loss) income	(811)	930	(4,053)

Comprehensive income	$14,618	$13,356	$7,917

(1)

Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustment for the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $2.0 million and $1.8 million, respectively.

(2)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the years ended December 31, 2013, 2012 and 2011 was $31,000, $28,000 and $10,000, respectively.

(3)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the years ended December 31, 2013, 2012 and 2011 was $8,000, $12,000 and $6,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Shares of Common Stock Outstanding (1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation — ESOP	Unearned Compensation — Restricted Shares	Total
	(Dollars in thousands)
Balance at December 31, 2010	22,480,877	$97,005	$122,563	$8,038	$(2,121)	$(7,038)	$(2,836)	$215,611
Comprehensive income	—	—	11,970	(4,053)	—	—	—	7,917
Purchase of treasury stock	(392,663)	—	—	—	(5,196)	—	—	(5,196)
ESOP shares earned (41,400 shares)	—	118	—	—	—	414	—	532
Share-based compensation expense	61,195	546	—	—	—	—	534	1,080

Balance at December 31, 2011	22,149,409	97,669	134,533	3,985	(7,317)	(6,624)	(2,302)	219,944
Comprehensive income	—	—	12,426	930	—	—	—	13,356
Purchase of treasury stock	(87,504)	—	—	—	(1,160)	—	—	(1,160)
ESOP shares earned (41,400 shares)	—	192	—	—	—	414	—	606
Share-based compensation expense	62,365	596	—	—	—	—	574	1,170
Stock options exercised	11,585	(119)	—	—	146	—	—	27

Balance at December 31, 2012	22,135,855	98,338	146,959	4,915	(8,331)	(6,210)	(1,728)	233,943
Comprehensive income	—	—	15,429	(811)	—	—	—	14,618
Purchase of treasury stock	(91,086)	—	—	—	(1,698)	—	—	(1,698)
ESOP shares earned (41,400 shares)	—	400	—	—	—	414	—	814
Share-based compensation expense	64,015	567	—	—	—	—	603	1,170
Excess tax benefits in connection with share-based compensation	—	323	—	—	—	—	—	323
Stock options exercised	8,585	(75)	—	—	110	—	—	35

Balance at December 31, 2013	22,117,369	$99,553	$162,388	$4,104	$(9,919)	$(5,796)	$(1,125)	$249,205

(1)

Shares of common stock outstanding exclude unvested restricted shares totaling 103,810 shares at December 31, 2013, 119,055 shares at December 31, 2012, 177,520 shares at December 31, 2011 and 212,840 shares at December 31, 2010 that were outstanding for voting purposes.

See accompanying notes to consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$15,429	$12,426	$11,970
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(260)	(440)	(1,821)
ESOP shares earned	814	606	532
Provision for loan losses	6,470	8,581	3,663
(Accretion) amortization of net deferred loan origination costs/fees	(172)	(9)	266
Net (accretion) amortization of securities available for sale	(15)	288	672
Capitalization of mortgage servicing rights	(99)	(708)	(141)
Amortization of mortgage servicing rights	303	313	193
Change in valuation allowance on mortgage servicing rights	(62)	70	—
Depreciation and amortization expense	2,291	2,125	2,300
Gain on sales of securities, net	(9,636)	(5,568)	(4,464)
Net loss and provision for foreclosed real estate	345	385	11
Deferred income tax (benefit) provision	(3,224)	(2,781)	611
Income from bank-owned life insurance	(1,195)	(1,201)	(1,221)
Equity income on investment in affiliate bank	—	(310)	(1,110)
Gain on sale of investment in affiliate bank	—	(4,819)	—
Share-based compensation expense	1,170	1,170	1,080
Excess tax benefits in connection with share-based compensation	(323)	—	—
Net changes in:
Loans held for sale	12,139	(10,310)	8,821
Accrued interest receivable	(382)	537	261
Prepaid deposit insurance	—	1,257	1,769
Other assets	15	1,925	3,269
Accrued expenses and other liabilities	4,310	(287)	6,417

Net cash provided by operating activities	27,918	3,250	33,078

Cash flows from investing activities:
Maturities of certificates of deposit	—	2,500	—
Purchases of certificates of deposit	—	—	(2,500)
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	36,877	164,894	164,415
Redemption (purchase) of mutual funds, net	11,768	(4,784)	4,855
Proceeds from sales	60,780	38,743	43,417
Purchases	(39,714)	(108,570)	(189,578)
Proceeds from sale of investment in affiliate bank	—	6,600	—
Loans originated, net of principal payments received	(485,842)	(455,030)	(174,094)
Purchases of premises and equipment	(2,915)	(3,770)	(4,783)
Redemption of Federal Home Loan Bank stock	157	474	—
Capitalized costs on foreclosed real estate	—	(8)	(58)
Proceeds from sales of foreclosed real estate	1,222	1,957	2,226

Net cash used in investing activities	(417,667)	(356,994)	(156,100)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Concluded)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	383,196	260,981	145,344
Net change in borrowings with maturities less than three months	—	(16,527)	4,541
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	47,500	90,000	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(46,528)	(43,070)	(20,475)
Stock options exercised	35	27	—
Excess tax benefits in connection with share-based compensation	323	—	—
Purchase of treasury stock	(1,698)	(1,160)	(5,196)

Net cash provided by financing activities	382,828	290,251	124,214

Net change in cash and cash equivalents	(6,921)	(63,493)	1,192
Cash and cash equivalents at beginning of year	93,192	156,685	155,493

Cash and cash equivalents at end of year	$86,271	$93,192	$156,685

Supplemental cash flow information:
Interest paid on deposits	$17,008	$15,846	$18,424
Interest paid on borrowings	3,510	3,857	4,591
Income taxes paid, net of refunds	9,569	8,011	2,868
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	353	1,085	1,952
Net amounts due to broker on security transactions	(104)	—	—
Receipt of common stock from sale of investment in affiliate bank	—	11,136	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc., a 59.2%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company, and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”). The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”) and Meridian Interstate Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company held a 43% share in Hampshire First Bank, a New Hampshire chartered bank, organized and headquartered in Manchester, New Hampshire, which was accounted for using the equity method of accounting, under which the Company’s share of the net income or loss of the affiliate was recognized as income or loss in the Company’s consolidated statement of net income. On June 8, 2012, Hampshire First Bank was acquired by NBT Bancorp, Inc. and NBT Bank, N.A., with the Company recognizing a pre-tax gain of $4.8 million and receiving $6.6 million of cash and 547,481 NBTB shares with a fair value $11.1 million as proceeds from the sale.

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

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Note 2 includes the types of securities in which the Company invests and Note 3 includes the types of lending in which the Company engages. The Company believes that it does not have any significant concentration in any one industry or customer. Within the securities portfolio, the Company has a significant amount of corporate debt and marketable equity securities issued by companies in the financial services sector.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2013, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $58.2 million.

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

Securities Available for Sale

Securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component in other comprehensive income/loss, net of tax effects. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the average cost method.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2013 and 2012, no impairment has been recognized.

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

Loans that were acquired in connection with the Mt. Washington Co-operative Bank (“Mt. Washington”) acquisition in 2010 were recorded at fair value with no carryover of the related allowance for loan losses. The fair value of the acquired loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for loan losses. Subsequent improvement in expected cash flows results in the reversal of a corresponding amount of the nonaccretable discount which is reclassified as accretable discount that is recognized into interest income over the remaining life of the loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance consists of general, allocated and unallocated components, as further described below.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-accrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013 or 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

One-to four-family residential real estate loans and home equity lines of credit — The Company primarily originates loans with a loan-to-value ratio of 80% or less and does not grant subprime loans. The Company may also originate loans with loan-to-value ratios up to 95% (100% for first time home buyers only) with such value measured at origination; however, private mortgage insurance is generally required for loans with a loan-to-value ratio over 80%. All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Multi-family and commercial real estate loans — Loans in this segment are primarily income-producing properties such as apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. These properties are generally located in the greater Boston metropolitan area and certain other areas in eastern Massachusetts, and in southeastern New Hampshire and Maine. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loan Level Interest Rate Swaps

The Company enters into interest rate swaps with commercial loan customers to synthetically convert the customer’s loan from a variable rate to a fixed rate. These swaps are matched in offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets and other liabilities. The Company’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net, if material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is subject to an annual review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of the Company unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares the book value of the Company to the fair value of the Company. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the financial reporting unit was being acquired in a business combination. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2013 or 2012 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2013, 2012 and 2011.

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$15,429	$12,426	$11,970

Average number of common shares outstanding	21,507,759	21,470,945	21,603,084
Effect of unvested stock awards	129,585	158,723	202,059

Basic weighted average shares outstanding	21,637,344	21,629,668	21,805,143
Effect of dilutive stock options	350,465	228,713	126,720

Diluted weighted average shares outstanding	21,987,809	21,858,381	21,931,863

Earnings per share:
Basic	$0.71	$0.57	$0.55
Diluted	$0.70	$0.57	$0.55

Options for 13,971, 17,500 and 58,600 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2013, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,
	2013	2012
	(In thousands)
Securities available for sale:
Net unrealized gain on securities available for sale	$7,416	$9,063
Tax effect	(2,969)	(3,615)

Net-of-tax amount	4,447	5,448

Defined benefit plans:
Supplemental director retirement plan:
Unrecognized net actuarial loss	(104)	(302)
Unrecognized prior service cost	(62)	(90)

Total	(166)	(392)
Tax effect	58	137

Net-of-tax amount	(108)	(255)

Long-term health care plan:
Unrecognized net actuarial loss	(112)	(161)
Unrecognized prior service cost	(249)	(266)

Total	(361)	(427)
Tax effect	126	149

Net-of-tax amount	(235)	(278)

	$4,104	$4,915

Unrecognized prior service costs amounting to $28,000 and $17,000, included in accumulated other comprehensive income at December 31, 2013, are expected to be recognized as a component of net periodic retirement plan cost and long-term health care cost, respectively, for the year ending December 31, 2014.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-04, Technical Corrections and Improvements. ASU No. 2012-04 clarifies the FASB Accounting Standards Codification (the “Codification”) or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Fair Value Measurement (Topic 820). Amendments to the Codification without transition guidance are effective upon issuance; amendments subject to transitions guidance will be effective the fiscal periods beginning after December 15, 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The update generally requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the respective line items in net income, effective prospectively for reporting periods beginning after December 15, 2012. The update had no material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The update is to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

2.    SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
Corporate bonds:
Financial services	$58,166	$1,148	$(66)	$59,248
Industry and manufacturing	13,893	264	(16)	14,141
Consumer products and services	7,234	32	—	7,266
Technology	2,503	18	—	2,521
Healthcare	9,009	149	—	9,158
Other	1,011	43	—	1,054

Total corporate bonds	91,816	1,654	(82)	93,388
Government-sponsored enterprises	34,562	3	(1,417)	33,148
Municipal bonds	5,721	137	—	5,858
Residential mortgage-backed securities:
Government-sponsored enterprises	11,138	592	—	11,730
Private label	1,578	86	—	1,664

Total debt securities	144,815	2,472	(1,499)	145,788

Marketable equity securities:
Common stocks:
Financial services	6,909	614	—	7,523
Industry and manufacturing	18,092	2,413	(58)	20,447
Consumer products and services	9,909	1,530	(3)	11,436
Technology	3,442	132	(66)	3,508
Healthcare	5,048	1,115	—	6,163
Other	3,441	807	—	4,248

Total common stocks	46,841	6,611	(127)	53,325
Money market mutual funds	2,065	—	(41)	2,024

Total marketable equity securities	48,906	6,611	(168)	55,349

Total securities available for sale	$193,721	$9,083	$(1,667)	$201,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

At December 31, 2013, securities with an amortized cost of $24.5 million and $2.3 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$18,396	$18,590	$39,770	$40,658	$—	$—	$58,166	$59,248
Industry and manufacturing	7,992	8,101	5,901	6,040	—	—	13,893	14,141
Consumer products and services	7,234	7,266	—	—	—	—	7,234	7,266
Technology	2,503	2,521	—	—	—	—	2,503	2,521
Healthcare	5,003	5,030	4,006	4,128	—	—	9,009	9,158
Other	—	—	1,011	1,054	—	—	1,011	1,054

Total corporate bonds	41,128	41,508	50,688	51,880	—	—	91,816	93,388
Government-sponsored enterprises	—	—	62	65	34,500	33,083	34,562	33,148
Municipal bonds	250	251	5,471	5,607	—	—	5,721	5,858
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	2	11,136	11,728	11,138	11,730
Private label	—	—	—	—	1,578	1,664	1,578	1,664

Total	$41,378	$41,759	$56,223	$57,554	$47,214	$46,475	$144,815	$145,788

For the years ended December 31, 2013, 2012 and 2011, proceeds from sales of securities available for sale amounted to $60.8 million, $38.7 million and $43.4 million, respectively. Gross gains of $9.6 million, $5.7 million and $5.0 million and gross losses of $10,000, $100,000 and $486,000, respectively, were realized on those sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to securities available for sale as of December 31, 2013 and 2012, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
Corporate bonds:
Financial services	$19	$6,981	$47	$1,453
Industry and manufacturing	16	984	—	—

Total corporate bonds	35	7,965	47	1,453
Government-sponsored enterprises	1,296	31,205	121	1,879

Total debt securities	1,331	39,170	168	3,332

Marketable equity securities:
Common stocks:
Industry and manufacturing	58	3,089	—	—
Consumer products and services	3	606	—	—
Technology	66	1,872	—	—

Total common stocks	127	5,567	—	—
Money market mutual funds	—	—	41	998

Total marketable equity securities	127	5,567	41	998

Total temporarily impaired securities	$1,458	$44,737	$209	$4,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
Debt securities:
Corporate bonds:
Financial services	$14	$2,986	$57	$4,442
Technology	29	2,477	—	—

Total corporate bonds	43	5,463	57	4,442
Government-sponsored enterprises	29	8,962	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	1	8	—	—

Total debt securities	73	14,433	57	4,442

Marketable equity securities:
Common stocks:
Financial services	46	7,193	21	217
Industry and manufacturing	157	2,654	—	—
Consumer products and services	59	1,077	—	—
Technology	8	936	—	—
Healthcare	9	612	—	—

Total common stocks	279	12,472	21	217
Money market mutual funds	—	—	19	1,004

Total marketable equity securities	279	12,472	40	1,221

securities Total temporarily impaired securities	$352	$26,905	$97	$5,663

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2013 and 2012. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of December 31, 2013, the net unrealized gain on the total debt securities portfolio was $973,000. At December 31, 2013, 30 debt securities had unrealized losses with aggregate depreciation of 3.4% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity (b) recent downgrades by several industry analysts and (c) recent increases in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, the net unrealized gain on the total marketable equity portfolio was $6.4 million. At December 31, 2013, 13 marketable equity securities have unrealized losses with aggregate depreciation of 2.5% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

3.    LOANS

A summary of loans follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$454,148	$443,228
Multi-family	288,172	178,948
Home equity lines of credit	54,499	60,907
Commercial real estate	1,032,408	795,642
Construction	208,799	173,255

Total real estate loans	2,038,026	1,651,980
Commercial business loans	247,005	147,814
Consumer	7,225	7,143

Total loans	2,292,256	1,806,937
Allowance for loan losses	(25,335)	(20,504)
Net deferred loan origination fees	(1,521)	(94)

Loans, net	$2,265,400	$1,786,339

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2013 and 2012, the Company was servicing loans for participants aggregating $62.8 million and $41.1 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$6,494	$7,581
Multi-family	846	1,280
Home equity lines of credit	509	568
Commercial real estate	720	1,646

Total real estate loans	8,569	11,075
Commercial business loans	78	78
Consumer	4	4

Outstanding principal balance	8,651	11,157
Discount	(2,215)	(2,595)

Carrying amount	$6,436	$8,562

A rollforward of accretable yield follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$1,047	$1,181	$—
Reclassification from nonaccretable discount	332	—	1,188
Accretion	(37)	(44)	(7)
Disposals	(161)	(90)	—

Ending balance	$1,181	$1,047	$1,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the allowance for loan losses and related information follows:

	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2010	$1,130	$1,038	$227	$5,238	$2,042	$448	$32	$—	$10,155
Provision (credit) for loan losses	795	280	136	1,875	(240)	685	132	—	3,663
Charge-offs	(192)	—	(123)	(150)	(869)	(72)	(96)	—	(1,502)
Recoveries	128	43	5	17	497	—	47	—	737

Balance at December 31, 2011	1,861	1,361	245	6,980	1,430	1,061	115	—	13,053
Provision for loan losses	919	114	33	3,917	2,382	1,102	114	—	8,581
Charge-offs	(599)	(72)	(52)	(719)	(398)	—	(164)	—	(2,004)
Recoveries	326	28	—	227	242	11	40	—	874

Balance at December 31, 2012	2,507	1,431	226	10,405	3,656	2,174	105	—	20,504
Provision (credit) for loan losses	(217)	1,084	(71)	2,426	1,525	1,523	200	—	6,470
Charge-offs	(531)	(96)	—	—	(1,362)	(288)	(283)	—	(2,560)
Recoveries	232	—	—	—	555	24	110	—	921

Balance at December 31, 2013	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335

December 31, 2013
Amount of allowance for loan losses for loans deemed to be impaired	$132	$—	$—	$190	$54	$—	$—	$—	$376
Amount of allowance for loan losses for loans not deemed to be impaired	1,859	2,419	155	12,641	4,320	3,433	132	—	24,959

	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$44	$—	$—	$12	$—	$—	$—	$—	$56

Loans deemed to be impaired	$4,089	$4,002	$21	$10,820	$13,308	$1,232	$—		$33,472
Loans not deemed to be impaired	450,059	284,170	54,478	1,021,588	195,491	245,773	7,225		2,258,784

	$454,148	$288,172	$54,499	$1,032,408	$208,799	$247,005	$7,225		$2,292,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2012
Amount of allowance for loan losses for loans deemed to be impaired	$128	$90	$—	$204	$227	$—	$—	$—	$649
Amount of allowance for loan losses for loans not deemed to be impaired	2,379	1,341	226	10,201	3,429	2,174	105		19,855

	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$31	$90	$—	$9	$—	$—	$—	$—	$130

Loans deemed to be impaired	$4,486	$5,784	$22	$12,146	$18,319	$424	$—		$41,181
Loans not deemed to be impaired	438,742	173,164	60,885	783,496	154,936	147,390	7,143		1,765,756

	$443,228	$178,948	$60,907	$795,642	$173,255	$147,814	$7,143		$1,806,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2013
Real estate loans:
Residential real estate:
One-to four-family	$6,203	$1,185	$6,714	$14,102	$17,622
Multi-family	75	—	85	160	—
Home equity lines of credit	2,504	178	744	3,426	2,689
Commercial real estate	314	—	2,742	3,056	8,972
Construction	497	—	11,297	11,794	11,298

Total real estate loans	9,593	1,363	21,582	32,538	40,581
Commercial business loans	284	50	852	1,186	949
Consumer	461	282	—	743	—

Total	$10,338	$1,695	$22,434	$34,467	$41,530

December 31, 2012
Real estate loans:
Residential real estate:
One-to four-family	$3,996	$2,476	$8,990	$15,462	$18,870
Multi-family	—	—	364	364	976
Home equity lines of credit	767	674	754	2,195	2,674
Commercial real estate	1,722	379	3,671	5,772	8,844
Construction	496	—	6,553	7,049	7,785

Total real estate loans	6,981	3,529	20,332	30,842	39,149
Commercial business loans	201	—	318	519	424
Consumer	479	132	—	611	—

Total	$7,661	$3,661	$20,650	$31,972	$39,573

At December 31, 2013 and 2012, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at December 31, 2013 and 2012 included $1.3 million and $2.3 million of loans acquired with evidence of credit deterioration. At December 31, 2013 and 2012, non-accrual loans included $1.2 million and $3.9 million of loans acquired with evidence of credit deterioration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information with respect to the Company’s impaired loans:

	December 31,
	2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$2,399	$2,699		$2,157	$2,465
Multi-family	4,002	4,002		5,419	5,893
Home equity lines of credit	21	21		22	22
Commercial real estate	9,327	10,014		9,752	10,054
Construction	12,930	15,926		16,726	17,818
Commercial business loans	1,232	1,635		424	502

Total	29,911	34,297		34,500	36,754

Impaired loans with a valuation allowance:
One-to four-family	1,690	1,806	$132	2,329	2,330	$128
Multi-family	—	—	—	365	482	90
Commercial real estate	1,493	1,493	190	2,394	2,394	204
Construction	378	389	54	1,593	1,787	227

Total	3,561	3,688	376	6,681	6,993	649

Total impaired loans	$33,472	$37,985	$376	$41,181	$43,747	$649

At December 31, 2013, additional funds of $2.9 million are committed to be advanced in connection with impaired construction loans.

	Years Ended December 31,
	2013			2012			2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One-to four-family	$4,627	$219	$192	$4,510	$245	$196	$5,285	$344	$288
Multi-family	5,694	300	292	8,959	752	717	4,346	428	415
Home equity lines of credit	22	1	1	23	1	1	124	8	8
Commercial real estate	13,010	654	314	14,479	857	498	12,383	959	710
Construction	16,452	1,076	359	23,027	1,428	706	26,849	2,572	1,750
Commercial business loans	958	62	32	674	54	54	690	123	115

Total impaired loans	$40,763	$2,312	$1,190	$51,672	$3,337	$2,172	$49,677	$4,434	$3,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the TDRs at the dates indicated:

	December 31,
	2013	2012
	(In thousands)
TDRs on accrual status:
One-to four-family	$2,588	$1,992
Multi-family	109	110
Home equity lines of credit	21	22
Commercial real estate	1,368	1,393
Construction	—	3,319

Total TDRs on accrual status	4,086	6,836

TDRs on non-accrual status:
One-to four-family	1,500	2,493
Commercial real estate	4,309	4,466
Construction	9,489	3,838
Commercial business loans	192	—

Total TDRs on non-accrual status	15,490	10,797

Total TDRs	$19,576	$17,633

The following is a summary of TDRs modified during the periods indicated:

	Years Ended December 31,
	2013			2012			2011
	Number of Loans	Pre- Modification Balance	Post- Modification Balance	Number of Loans	Pre- Modification Balance	Post- Modification Balance	Number of Loans	Pre- Modification Balance	Post- Modification Balance
	(Dollars In thousands)
Real estate loans:
One-to four-family	2	$391	$391	6	$1,433	$1,433	9	$2,185	$2,185
Multi-family	—	—	—	1	110	110	—	—	—
Commercial real estate	1	207	207	1	1,395	1,395	1	3,450	3,450
Construction	2	2,946	2,946	—	—	—	2	2,237	2,237

Total	5	$3,544	$3,544	8	$2,938	$2,938	12	$7,872	$7,872

The following provides information on how loans were modified as TDRs during the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Adjusted interest rates	$391	$1,433	$5,635
Extended maturity dates	2,946	—	—
Combination of rate and maturity	207	1,505	2,237

Total	$3,544	$2,938	$7,872

For loans modified as TDRs during the year ended December 31, 2013, the Company adjusted the interest rates on two loans with rate adjustments ranging from 1.50% to 2.63% and extended the maturity dates for three loans with extended periods ranging from nine months to 10 years. The loans modified as TDRs during 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily consisted of a loan with a rate reduction of 4.50% and a maturity extension of 30 years. For the year ended December 31, 2011, loans modified as TDRs included five loans with maturity extensions ranging from 2 years to 16 years and five loans with rate adjustments ranging from 0.46% to 2.46%.

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2013 and 2012, the allowance for loan losses included an allocated component of $12,000 and $226,000, respectively, with $996,000 and $0 in charge-offs related to the TDRs modified during the years ended December 31, 2013 and 2012, respectively.

The following is a summary of TDRs that defaulted (became 90 days past due) in the first twelve months after restructure:

	Years Ended December 31,
	2013		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In thousands)
Real estate loans:
One- to four-family	—	$—	5	$908	3	$812
Construction	1	207	—	—	2	6,031

Total	1	$207	5	$908	5	$6,843

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:

•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 4 and 4A: Loans in these categories are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information with respect to the Company’s risk rating:

	December 31,
	2013				2012
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 — 3A	$275,711	$1,015,172	$178,980	$245,646	$164,370	$773,844	$125,418	$145,676
Loans rated 4 — 4A	1,665	4,315	—	4	8,455	10,216	29,551	1,582
Loans rated 5	10,796	12,921	29,819	1,355	6,123	11,582	18,286	556
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$288,172	$1,032,408	$208,799	$247,005	$178,948	$795,642	$173,255	$147,814

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

4.    SERVICING

Loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage service assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others amounted to $163.4 million, $174.3 million and $127.4 million at December 31, 2013, 2012 and 2011, respectively.

Included in loans serviced for others at December 31, 2013, 2012 and 2011 is $71.2 million, $80.1 million and $60.6 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2013, 2012 and 2011, the maximum contingent liability associated with loans sold with recourse is $3.2 million, $3.0 million and $1.9 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The fair value of servicing rights was determined using discounts rates ranging from 8.50% to 11.50% and projected prepayment speeds from the Securities Industry & Financial Markets Association PSA tables ranging from 122 to 362 at December 31, 2013. At December 31, 2012, the fair value of servicing rights was determined using discounts rates ranging from 7.50% to 10.50% and projected prepayment speeds from the Securities Industry & Financial Markets Association PSA tables ranging from 362 to 435.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$928	$533	$585
Additions	99	708	141
Amortization	(303)	(313)	(193)

Balance at end of year	724	928	533
Valuation allowance:
Balance at beginning of year	70	—	—
Recoveries	(62)	—	—
Provisions	—	70	—

Balance at end of year	8	70	—

Mortgage servicing assets, net	$716	$858	$533

Fair value of mortgage servicing assets	$1,517	$1,065	$533

The following servicing fees are included in loan fee income:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Contractually specified servicing fees	$417	$354	$288
Late fees	11	10	11
Ancillary fees	2	3	2

	$430	$367	$301

5.    FORECLOSED REAL ESTATE

At December 31, 2013, foreclosed assets consist of one townhouse construction development project, one commercial property and one residential property held for sale.

Foreclosed real estate is presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed real estate is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$515	$638	$413
Provision for losses	413	418	241
Charge-offs	(53)	(541)	(16)

Balance at end of year	$875	$515	$638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses applicable to foreclosed real estate include the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net gain on sales	$(68)	$(33)	$(230)
Provision for losses	413	418	241
Operating expenses, net of rental income	134	214	317

Total foreclosed real estate expenses	$479	$599	$328

6.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2013	2012
	(In thousands)
Land and land improvements	$8,243	$8,243	N/A
Buildings	33,393	32,850	40 years
Leasehold improvements	4,637	4,022	5-20 years
Equipment	16,154	14,398	3-7 years

	62,427	59,513
Less accumulated depreciation and amortization	(23,001)	(20,794)

	$39,426	$38,719

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $2.3 million, $2.1 million and $2.3 million, respectively.

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2013, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2014	$1,341
2015	1,350
2016	1,272
2017	1,091
2018	1,008
Thereafter	4,646

$10,708

Total rent expense for all operating leases amounted to $1.2 million, $963,000 and $708,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2013	2012
	(In thousands)
Demand deposits	$255,639	$204,079
NOW deposits	210,277	180,629
Money market deposits	847,360	606,861
Regular savings and other deposits	259,608	245,634

Total non-certificate accounts	1,572,884	1,237,203

Term certificates less than $100,000	296,525	300,648
Term certificates $100,000 and greater	379,191	327,582

Total term certificates	675,716	628,230

Total deposits	$2,248,600	$1,865,433

A summary of term certificates, by maturity, follows:

	December 31,
	2013		2012
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$440,178	1.08%	$350,988	1.06%
Over 1 year to 2 years	140,466	1.48	151,237	1.63
Over 2 years to 3 years	55,628	1.75	74,701	2.14
Over 3 years to 4 years	18,703	1.82	30,120	2.30
Over 4 years to 5 years	17,685	1.47	18,261	1.84
Greater than 5 years	3,056	5.13	2,923	4.44

	$675,716	1.27%	$628,230	1.42%

8.    BORROWINGS

Long-term debt consists of FHLB advances as follows:

	December 31, 2013		December 31, 2012
Maturing During the Year Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2013	$—	—%	$44,323	3.10%
2014	4,000	2.37	4,000	2.37
2015	19,500	2.05	17,000	2.25
2016	16,500	1.97	6,500	3.99
2017	77,500	1.35	77,500	1.35
2018	25,000	1.19	—	—
2019	10,203	1.23	11,931	1.23
2020	9,200	1.22	—	—

	$161,903	1.48%	$161,254	2.05%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

As of December 31, 2013, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of December 31, 2013 and 2012. All borrowings from the FHLB are secured by investment securities (see Note 2) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At December 31, 2013, the company pledged multi-family and commercial real estate loans with carrying values totaling $73.0 million and $241.7 million, respectively.

9.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current tax provision:
Federal	$8,875	$7,269	$4,805
State	2,420	1,842	1,185

Total current provision	11,295	9,111	5,990

Deferred tax (benefit) provision:
Federal	(2,514)	(2,246)	500
State	(710)	(535)	111

Total deferred (benefit) provision	(3,224)	(2,781)	611

Total tax provision	$8,071	$6,330	$6,601

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.7	4.5	4.5
Dividends received deduction	(1.5)	(1.9)	(1.4)
Bank-owned life insurance	(1.8)	(2.2)	(2.3)
Tax exempt income	(4.0)	(3.1)	(0.5)
Other, net	1.9	1.4	0.2

Effective tax rates	34.3%	33.7%	35.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Federal	$13,945	$11,816
State	3,950	3,353

	17,895	15,169

Deferred tax liabilities:
Federal	(3,524)	(4,372)
State	(893)	(1,087)

	(4,417)	(5,459)

Net deferred tax asset	$13,478	$9,710

The tax effects of each item that give rise to deferred tax assets are as follows:

	December 31,
	2013	2012
	(In thousands)
Net unrealized gain on securities available for sale	$(2,969)	$(3,615)
Depreciation and amortization	(902)	(1,293)
Other-than-temporary impairment losses	97	97
Allowance for loan losses	10,349	8,376
Employee benefit and retirement plans	3,687	3,102
Acquisition accounting	2,362	2,581
Other, net	854	462

Net deferred tax asset	$13,478	$9,710

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2013, 2012 and 2011.

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$9,710	$7,434	$5,441
Deferred tax benefit (provision)	3,224	2,781	(611)
Deferred tax effects of:
Change in net unrealized gain (loss) on securities available for sale	646	(489)	2,511
Amortization of defined benefit plan net actuarial loss and prior service cost	(102)	(16)	93

Balance at end of year	$13,478	$9,710	$7,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2010 are open. Mt. Washington’s final income tax return as of January 4, 2010 is also open to audit.

10.     OTHER COMMITMENTS AND CONTINGENCIES AND DERIVATIVES

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

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for loan commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	December 31,
	2013	2012
	(In thousands)
Unadvanced portion of existing loans:
Construction	$239,977	$166,482
Home equity line of credit	37,422	39,698
Other lines and letters of credit	104,956	56,174
Commitments to originate:
One-to four-family	11,592	17,752
Commercial real estate	92,526	51,540
Construction	83,439	83,078
Commercial business loans	39,928	24,355
Other loans	3,749	205

Total loan commitments outstanding	$613,589	$439,284

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a 3rd party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. As of December 31, 2013, the Company had $300,000 in cash pledged for collateral on its interest rate swap with the 3rd party financial institution.

At December 31, 2013, summary information regarding these derivatives is presented below:

	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	Fair Value
	(In thousands)
Customer interest rate swap	$11,268	10/17/33	1 Mo Libor + 175bp	Fixed (4.1052%)	$57
3rd party interest rate swap	11,268	10/17/33	Fixed (4.1052%)	1 Mo Libor + 175bp	(57)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $4.8 million and $35.9 million were outstanding at December 31, 2013 and 2012, respectively. The fair value of such commitments was a net asset of $13,000 and $288,000 at December 31, 2013 and 2012, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $7.0 million and $44.4 million were outstanding at December 31, 2013 and 2012, respectively. The fair value of such commitments was a net asset of $75,000 at December 31,2013 and a net liability of $12,000 at December 31, 2012.

The following table presents the fair values of derivative instruments in the balance sheet.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2013
Derivative loan commitments	Other assets	$38	Other liabilities	$25
Forward loan sale commitments	Other assets	82	Other liabilities	7
Loan level interest rate swaps	Other assets	57	Other liabilities	57

Total		$177		$89

December 31, 2012
Derivative loan commitments	Other assets	$288	N/A	$—
Forward loan sale commitments	N/A	—	Other liabilities	12

Total		$288		$12

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statement of income.

		Years Ended December 31,
Derivative Instrument	Location of Gain/(Loss)	2013	2012	2011
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(275)	$(248)	$536
Forward loan sale commitments	Mortgage banking gains, net	87	16	(28)

Total		$(188)	$(232)	$508

For the year ended December 31, 2013, the Company recognized net mortgage banking gains of $583,000, consisting of $771,000 in net gains on sale of loans and $188,000 in net derivative mortgage banking losses. For the year ended December 31, 2012, the Company recognized net mortgage banking gains of $2.4 million, consisting of $2.6 million in net gains on sale of loans and $232,000 in net derivative mortgage banking losses. For the year ended December 31, 2011, the Company recognized net mortgage banking gains of $2.1 million, consisting of $1.6 million in net gains on sale of loans and $508,000 in net derivative mortgage banking gains.

Other Commitments

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $8.9 million as of December 31, 2013, with total annual payments of $2.2 million.

Employment and Change in Control Agreements

The Company has entered into employment agreements with certain senior executives which provide for a minimum annual salary, subject to increase at the discretion of the Board of Directors, and other benefits. The agreements may be terminated for cause by the Company without further liability on the part of the Bank, or by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.     EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2013, 2012 and 2011, expense attributable to the plan amounted to $1.3 million, $1.1 million and $970,000, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2013 and 2012, the accrued liability for these agreements amounted to $4.5 million and $3.5 million, respectively.

The Company also has a Supplemental Executive Retirement Plan for certain directors which provide for a defined benefit obligation, based on the director’s final average compensation. The plan is unfunded for tax purposes. The Company doesn’t expect to make any contributions to the plan in 2014. Information pertaining to the activity in the plan is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	—	302	—
Benefit payments	—	(302)	—

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	1,091	1,245	828
Service cost	85	91	87
Interest cost	35	42	43
Benefit payments	—	(302)	—
Actuarial (gain) loss	(137)	15	287

Benefit obligation at end of year	1,074	1,091	1,245

Funded status at end of year	$(1,074)	$(1,091)	$(1,245)

Accrued benefit obligation at end of year	$(1,074)	$(1,091)	$(1,245)

Accumulated benefit obligation at end of year	$(1,000)	$(1,006)	$(1,153)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to determine benefit obligations are as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate	4.00%	3.50%	4.25%
Rate of compensation increase	3.00%	3.00%	3.00%
Retirement age	72	72	72

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Service cost	$85	$91	$87
Interest cost	35	42	43
Recognition of prior service cost	28	28	28
Amortization of unrecognized loss	61	68	—

	$209	$229	$158

The assumptions used to determine net periodic benefit costs are as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate	3.50%	4.25%	5.25%
Rate of compensation increase	3.00%	3.00%	3.00%
Retirement age	72	72	72

For the directors’ plan, the expected future benefit payments are $833,000 in 2015 and $561,000 in 2019 through 2023.

Supplemental executive retirement benefit expense for officers and directors amounted to $1.2 million, $1.0 million and $791,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Health Care Plan

The Company provides long-term health care policies for certain directors and executives. The plan is unfunded and has no assets. Information pertaining to activity in the plan is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	48	44	44
Benefit payments	(48)	(44)	(44)

Fair value of plan assets at end of year	—	—	—

Change in benefit obligation:
Benefit obligation at beginning of year	801	759	737
Interest cost	24	30	33
Benefit payments	(48)	(44)	(44)
Actuarial (gain) loss	(45)	56	33

Benefit obligation at end of year	732	801	759

Funded status at end of year	$(732)	$(801)	$(759)

Accumulated benefit obligation at end of year	$(732)	$(801)	$(759)

The assumptions used to determine benefit obligations are as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate	3.78%	3.06%	4.06%
Rate of premium increases	4.00%	4.00%	4.00%

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Service cost	$—	$—	$—
Interest cost	24	30	33
Recognition of prior service cost	17	18	18
Recognized net actuarial loss	5	26	—

	$46	$74	$51

The assumptions used to determine net periodic benefit costs are as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate	3.06%	4.06%	4.67%
Rate of premium increases	4.00%	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future contributions and benefit payments for this plan are as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$53
2015	55
2016	58
2017	60
2018	62
2019-2023	298

Share-Based Compensation Plan

In 2008, stockholders of the Company approved the 2008 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the award of up to 1,449,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”); provided, however, that no more than 1,035,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights and no more than 414,000 shares may be issued or delivered pursuant to restricted stock awards. As of December 31, 2013, there were 35,520 restricted stock awards and 62,450 stock options that remain available for future grants.

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

The Company utilized the simplified method of calculating the expected term of the options granted in 2011, 2012 and 2013 because limited historical data specific to the shares exists at the present time. The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method. The weighted-average assumptions used for options granted during the years ended December 31, 2013, 2012 and 2011 are as follows:

	Weighted Average Assumptions
	2013	2012	2011
Expected term (years)	6.50	6.50	6.50
Expected dividend yield	0.44%	0.58%	0.62%
Expected volatility	30.94%	31.05%	29.84%
Expected forfeiture rate	—%	—%	—%
Risk-free interest rate	1.19%	1.18%	1.97%
Fair value of options granted	$5.82	$4.38	$4.07

The weighted average grant date fair value of options granted in 2013, 2012 and 2011 was $289,000, $77,000 and $208,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options and SARs under the plan as of December 31, 2013, and activity during the year then ended, is presented below:

	Number of Shares	Weighted — Average Exercise Price
Options outstanding at beginning of year	897,450	$9.58
Options granted	49,700	18.52
Options exercised	(3,700)	9.47
SARs exercised	(10,000)	9.43

Options outstanding at end of year	933,450	$10.06

Options exercisable at end of year	763,540	$9.42

The following table summarizes information about options outstanding and options exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted — Average Remaining Contractual Life (in years)	Weighted — Average Exercise Price	Number of Shares	Weighted — Average Remaining Contractual Life (in years)	Weighted — Average Exercise Price
$8.50 - 9.00	301,650	5.70	$8.90	240,300	5.70	$8.90
$9.00 - 9.50	509,000	4.87	9.49	496,000	4.84	9.49
$10.50 - 11.00	2,500	6.57	10.75	1,500	6.57	10.75
$11.00 - 11.50	5,000	6.48	11.13	3,000	6.48	11.13
$12.00 - 12.50	20,600	7.90	12.23	8,240	7.90	12.23
$13.00 - 13.50	25,000	7.86	13.29	7,500	7.70	13.32
$13.50 - 14.00	15,000	7.52	13.73	6,000	7.52	13.73
$16.00 - 16.50	5,000	8.95	16.30	1,000	8.95	16.30
$18.00 - 18.50	46,700	9.32	18.28	N/A	N/A	N/A
$22.00 - 22.50	3,000	9.81	22.24	N/A	N/A	N/A

	933,450	5.60		763,540	5.21

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $11.7 million and $10.0 million for all outstanding and exercisable options, respectively, at December 31, 2013, based on a closing stock price of $22.58. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2013 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares or treasury shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2013:

	Number of Shares	Weighted — Average Grant — Date Fair Value
Non-vested restricted stock at beginning of year	119,055	$10.25
Granted	48,700	18.96
Vested	(63,895)	9.71
Forfeited	(50)	9.50

Non-vested restricted stock at end of year	103,810	14.68

The total fair value of restricted shares vested in 2013 was $1.4 million.

For the years ended December 31, 2013, 2012 and 2011, compensation expense and the related tax benefit for the plan totaled $1.2 million and 325,000, $1.2 million and $309,000 and $1.1 million and $288,000, respectively.

As of December 31, 2013, there was $2.0 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 3.3 years.

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

At December 31, 2013, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$310
2015	330
2016	351
2017	375
2018	399
Thereafter	4,985

$6,750

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares held by the ESOP include the following:

	December 31,
	2013	2012
	(In thousands)
Allocated	207	166
Committed to be allocated	41	41
Unallocated	580	621

	828	828

The fair value of the unallocated shares was $13.1 million and $10.4 million at December 31, 2013 and 2012, respectively. Total compensation expense recognized in connection with the ESOP for 2013, 2012 and 2011 was $814,000, $606,000 and $532,000, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2013, 2012 and 2011 amounted to $567,000, $388,000 and $241,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2013, 2012 and 2011 amounted to $3.3 million, $3.1 million and $1.9 million, respectively.

12.    RELATED PARTY TRANSACTIONS

Loans

The following summarizes the activity with respect to loans made to the Company’s officers and directors, and their affiliates.

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$3,281	$3,282
Additions	661	807
Reductions	(899)	(808)

Balance at end of year	$3,043	$3,281

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

Deposits

Deposits from related parties totaled $50.1 million and $51.9 million at December 31, 2013 and 2012, respectively. All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total Capital (to Risk Weighted Assets):
Company	$259,577	10.8%	$192,797	8.0%	N/A	N/A
Bank	246,100	10.2	192,511	8.0	$240,639	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	231,342	9.6	96,398	4.0	N/A	N/A
Bank	217,865	9.1	96,256	4.0	144,383	6.0
Tier 1 Capital (to Average Assets):
Company	231,342	8.7	105,999	4.0	N/A	N/A
Bank	217,865	8.2	105,702	4.0	132,127	5.0

December 31, 2012
Total Capital (to Risk Weighted Assets):
Company	$237,527	11.9%	$159,344	8.0%	N/A	N/A
Bank	201,113	10.2	157,224	8.0	$196,531	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	215,255	10.8	79,672	4.0	N/A	N/A
Bank	178,852	9.1	78,612	4.0	117,918	6.0
Tier 1 Capital (to Average Assets):
Company	215,255	9.7	88,858	4.0	N/A	N/A
Bank	178,852	8.2	87,742	4.0	109,678	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2013		December 31, 2012
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$249,205	$235,728	$233,943	$197,399
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(4,104)	(4,104)	(4,915)	(4,774)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(72)	(72)	(86)	(86)

Total Tier 1 capital	231,342	217,865	215,255	178,852

Adjustments to total capital:
Allowance for loan losses	25,335	25,335	20,504	20,504
45% of net unrealized gains on marketable equity securities	2,900	2,900	1,768	1,757

Total regulatory capital	$259,577	$246,100	$237,527	$201,113

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

Liquidation Account

At the time of the minority stock offering which was completed on January 22, 2008, the Company established a liquidation account in the amount of $114.2 million, which is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the offering. The liquidation account is maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offering. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date and amounted to $44.1 million at December 31, 2013. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2013, the Bank’s retained earnings available for the payment of dividends was $35.5 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $23.6 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchase Plan

As of December 31, 2013, the Company had repurchased 287,652 shares of its stock at an average price of $14.68 per share, or 31.8% of the 904,224 shares authorized for repurchase under the Company’s fourth repurchase program as adopted during 2011. The Company has repurchased 1,691,580 shares at an average price of $10.89 per share since December 2008.

14.    FAIR VALUES OF ASSETS AND LIABILITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loan level interest rate swaps — The fair value is based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves.

Off-balance sheet credit-related instruments — Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is considered immaterial.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$145,788	$—	$145,788
Marketable equity securities	55,349	—	—	55,349
Derivative loan commitments	—	—	13	13
Forward loan sale commitments	—	—	75	75
Loan level interest rate swaps	—	—	57	57

Total assets	$55,349	$145,788	$145	$201,282

Liabilities:
Loan level interest rate swaps	$—	$—	$57	$57

Total liabilities	$—	$—	$57	$57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$202,637	$—	$202,637
Marketable equity securities	60,148	—	—	60,148
Derivative loan commitments	—	—	288	288

Total assets	$60,148	$202,637	$288	$263,073

Liabilities:
Forward loan sale commitments	$—	$—	$12	$12

Total liabilities	$—	$—	$12	$12

For the year ended December 31, 2013, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$276	$508
Total realized and unrealized losses included in net income	(188)	(232)

Ending balance	$88	$276

Total realized gain relating to instruments still held at year end	$88	$276

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

	December 31, 2013			Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$8,000	$(1,499)
Foreclosed real estate	—	—	1,390	(413)

	$—	$—	$9,390	$(1,912)

	December 31, 2012			Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$7,867	$(1,025)
Foreclosed real estate	—	—	2,604	(418)

	$—	$—	$10,471	$(1,443)

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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Financial assets:
Cash and cash equivalents	$86,271	$86,271	$—	$—	$86,271
Securities available for sale	201,137	55,349	145,788	—	201,137
Federal Home Loan Bank stock	11,907	—	—	11,907	11,907
Loans and loans held for sale, net	2,267,763	—	—	2,298,488	2,298,488
Accrued interest receivable	7,127	—	—	7,127	7,127
Financial liabilities:
Deposits	2,248,600	—	—	2,253,543	2,253,543
Borrowings	161,903	—	160,581	—	160,581
Accrued interest payable	818	—	—	818	818
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	13	—	—	13	13
Forward loan sale commitments:	75	—	—	75	75
Loan level interest rate swaps	57	—	—	57	57
Liabilities:
Loan level interest rate swaps	57	—	—	57	57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2012
Financial assets:
Cash and cash equivalents	$93,192	$93,192	$—	$—	$93,192
Securities available for sale	262,785	60,148	202,637	—	262,785
Federal Home Loan Bank stock	12,064	—	—	12,064	12,064
Loans and loans held for sale, net	1,800,841	—	—	1,843,529	1,843,529
Accrued interest receivable	6,745	—	—	6,745	6,745
Financial liabilities:
Deposits	1,865,433	—	—	1,874,226	1,874,226
Borrowings	161,254	—	164,176	—	164,176
Accrued interest payable	849	—	—	849	849
On-balance sheet derivative financial instruments:
Derivative loan commitments:
Assets	288	—	—	288	288
Forward loan sale commitments:
Liabilities	12	—	—	12	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Interstate Bancorp, Inc. is as follows:

	December 31,
	2013	2012
	(In thousands)
BALANCE SHEETS
Assets
Cash and cash equivalents — subsidiary	$183	$718
Cash and cash equivalents — other	—	63

Total cash and cash equivalents	183	781
Securities available for sale, at fair value	1,026	24,378
Investment in subsidiaries	245,762	207,162
Other assets	2,305	2,131

Total assets	$249,276	$234,452

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$71	$509
Stockholders’ equity	249,205	233,943

Total liabilities and stockholders’ equity	$249,276	$234,452

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
STATEMENTS OF INCOME
Income:
Interest and dividend income	$260	$361	$220
Gain on sales of securities, net	940	364	—
Equity income on investment in affiliate bank	—	310	1,110
Gain on sale of investment in affiliate bank	—	4,819	—

Total income	1,200	5,854	1,330
Operating expenses	958	880	800

Income before income taxes and equity in undistributed earnings of subsidiaries	242	4,974	530
Applicable income tax provision	63	1,986	210

	179	2,988	320
Equity in undistributed earnings of subsidiaries	15,250	9,438	11,650

Net income	$15,429	$12,426	$11,970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$15,429	$12,426	$11,970
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(15,250)	(9,438)	(11,650)
Equity income on investment in affiliate bank	—	(310)	(1,110)
Net amortization of securities available for sale	3	3	4
Gain on sales of securities, net	(940)	(364)	—
Gain on sale of investment in affiliate bank	—	(4,819)	—
Share-based compensation expense	287	295	294
Increase in other assets	(76)	(66)	(125)
(Decrease) increase in other liabilities	(438)	270	226

Net cash used by operating activities	(985)	(2,003)	(391)

Cash flows from investing activities:
Purchases of certificates of deposit	—	—	(2,500)
Maturities of certificates of deposit	—	2,500	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	—	—	2,000
Redemption (purchase) of mutual funds, net	11,784	(4,764)	3,509
Proceeds from sales	12,266	4,518	—
Proceeds from sale of investment in affiliate bank	—	6,600	—
Capital contribution to bank subsidiary	(22,000)	(5,000)	—

Net cash provided by investing activities	2,050	3,854	3,009

Cash flows from financing activities:
Purchase of treasury stock	(1,698)	(1,160)	(5,196)
Stock options exercised	35	27	—

Net cash used by financing activities	(1,663)	(1,133)	(5,196)

Net change in cash and cash equivalents	(598)	718	(2,578)
Cash and cash equivalents at beginning of year	781	63	2,641

Cash and cash equivalents at end of year	$183	$781	$63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$25,213	$24,320	$23,255	$22,416	$22,183	$21,181	$20,968	$20,637
Interest expense	5,186	5,223	4,936	4,790	4,844	4,742	4,573	4,786

Net interest income	20,027	19,097	18,319	17,626	17,339	16,439	16,395	15,851
Provision for loan losses(1)	1,840	151	3,219	1,260	2,803	2,344	2,170	1,264

Net interest income, after provision for loan losses	18,187	18,946	15,100	16,366	14,536	14,095	14,225	14,587
Non-interest income(2)	5,101	5,234	4,720	4,361	4,169	4,539	8,660	3,893
Non-interest expenses(3)	17,041	15,587	15,595	16,292	15,517	14,366	14,799	15,266

Income before income taxes	6,247	8,593	4,225	4,435	3,188	4,268	8,086	3,214
Provision for income taxes	2,232	3,272	1,200	1,367	1,079	1,554	2,639	1,058

Net income	$4,015	$5,321	$3,025	$3,068	$2,109	$2,714	$5,447	$2,156

Income per share:
Basic	$0.19	$0.25	$0.14	$0.14	$0.10	$0.13	$0.25	$0.10
Diluted	$0.18	$0.24	$0.14	$0.14	$0.10	$0.12	$0.25	$0.10
Weighted Average Shares:
Basic	21,628,168	21,632,828	21,649,423	21,639,122	21,617,801	21,606,540	21,630,660	21,662,471
Diluted	22,035,664	22,000,504	21,962,628	21,952,607	21,925,933	21,871,578	21,808,507	21,826,307

(1)	The provision for loan losses for the third quarter of 2013 reflected lower provision expense related to specific reserves recorded for impaired loans.
(2)

Non-interest income fluctuates each quarter primarily due to securities gains. Non-interest income for the second quarter of 2012 includes the gain on sale of investment in affiliate bank of $4.8 million.

(3)

Non-interest expense for the fourth quarter of 2013 increased $1.5 million compared to the third quarter of 2013 primarily due to increases of $172,000 in occupancy and equipment expenses, $368,000 in marketing and advertising expenses, $264,000 in professional services expenses, $349,000 in foreclosed real estate expenses, and $268,000 in other general and administrative expenses.

17.    SUBSEQUENT EVENT

On March 5, 2014, the Board of Trustees of Meridian and the Boards of Directors of the Company and the Bank adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, Meridian will convert from the mutual holding company form of organization to the fully public form. Meridian will be merged into the Company, and Meridian will no longer exist. The Company will then merge into a new Maryland corporation named Meridian Bancorp, Inc. As part of the conversion, Meridian’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Meridian Bancorp, Inc., the new Maryland corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of common stock of the new Maryland corporation that they owned immediately prior to the completion of the conversion and public offering (excluding shares purchased in the stock offering and cash received in lieu of fractional shares), giving effect to certain assets held by Meridian. When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Maryland corporation. The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to Meridian’s ownership interest in the equity of the Company as of the date of the latest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet contained in the prospectus plus the value of the net assets of Meridian as of the date of the latest statement of financial condition of Meridian prior to the consummation of the conversion (excluding its ownership of the Company). Following the completion of the conversion, Meridian Bancorp, Inc. and the Bank will not be permitted to pay dividends on their capital stock if Meridian Bancorp, Inc.’s shareholders’ equity or the Bank’s shareholder’s equity would be reduced below the amount of Meridian Bancorp, Inc.’s or the Bank’s liquidation account, as applicable. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Direct costs incurred totaling $30,000 have been deferred as of December 31, 2013 related to the conversion.

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

The information in the Company’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Company’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 11, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	933,450	$10.06	97,970
Equity compensation plans not approved by security holders	—	—	—

Total	933,450	$10.06	97,970

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section of the 2014 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2014 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — at December 31, 2013 and 2012

(C)	Consolidated Statements of Net Income — Years ended December 31, 2013, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2013, 2012 and 2011

(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2013, 2012 and 2011

(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****
3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***
4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*
10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*
10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*
10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*
10.4	Form of Amended and Restated Employment Agreement*
10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*
10.6	Form of Supplemental Executive Retirement Agreements with certain directors*
10.7	[Reserved]
10.8	[Reserved]
10.9	[Reserved]
10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008
10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009
10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009
10.14	2008 Equity Incentive Plan**
10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009
10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009
10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***
10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***
10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***
10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009
10.22	Incentive Compensation Plan
10.23	Change in Control Agreement between John Migliozzi and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 18, 2013
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Date: March 17, 2014	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman and Chief Executive Officer (Principal Executive Officer)	March 17, 2014

/s/ Mark L. Abbate Mark L. Abbate	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014

/s/ Vincent D. Basile Vincent D. Basile	Director	March 17, 2014

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 17, 2014

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 17, 2014

/s/ Richard F. Fernandez Richard F. Fernandez	Director	March 17, 2014

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 17, 2014

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 17, 2014

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 17, 2014

/s/ Edward L. Lynch Edward L. Lynch	Director	March 17, 2014

/s/ Edward J. Merritt Edward J. Merritt	Director	March 17, 2014

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 17, 2014

/s/ James G. Sartori James G. Sartori	Director	March 17, 2014