Form 10-Q
period 2014-03-31
MERIDIAN INTERSTATE BANCORP INC
filed 2014-05-12
CIK 1411974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

At April 30, 2014, the registrant had 22,232,239 shares of no par value common stock outstanding.

MERIDIAN INTERSTATE BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Cash and due from banks	$156,632	$86,271
Securities available for sale, at fair value	191,361	201,137
Federal Home Loan Bank stock, at cost	11,989	11,907
Loans held for sale	1,208	2,363

Loans, net of fees and costs	2,343,988	2,290,735
Less allowance for loan losses	(25,440)	(25,335)

Loans, net	2,318,548	2,265,400

Bank-owned life insurance	37,727	37,446
Foreclosed real estate, net	850	1,390
Premises and equipment, net	39,161	39,426
Accrued interest receivable	7,008	7,127
Deferred tax asset, net	13,571	13,478
Goodwill	13,687	13,687
Other assets	3,395	2,469

Total assets	$2,795,137	$2,682,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$265,078	$255,639
Interest-bearing	2,052,401	1,992,961

Total deposits	2,317,479	2,248,600

Long-term debt	202,123	161,903
Accrued expenses and other liabilities	20,968	22,393

Total liabilities	2,540,570	2,432,896

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	99,762	99,553
Retained earnings	167,159	162,388
Accumulated other comprehensive income	4,129	4,104
Treasury stock, at cost, 767,761 and 778,821 shares at March 31,2014 and December 31, 2013, respectively	(9,769)	(9,919)
Unearned compensation - ESOP, 569,250 and 579,600 shares at March 31,2014 and December 31, 2013, respectively	(5,693)	(5,796)
Unearned compensation - restricted shares, 96,590 and 103,810 at March 31,2014 and December 31, 2013, respectively	(1,021)	(1,125)

Total stockholders’ equity	254,567	249,205

Total liabilities and stockholders’ equity	$2,795,137	$2,682,101

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$24,435	$20,794
Interest on debt securities:
Taxable	745	1,156
Tax-exempt	45	53
Dividends on equity securities	313	349
Other interest and dividend income	90	64

Total interest and dividend income	25,628	22,416

Interest expense:
Interest on deposits	4,405	3,948
Interest on borrowings	621	842

Total interest expense	5,026	4,790

Net interest income	20,602	17,626
Provision for loan losses	133	1,260

Net interest income, after provision for loan losses	20,469	16,366

Non-interest income:
Customer service fees	1,799	1,586
Loan fees	213	56
Mortgage banking gains, net	120	155
Gain on sales of securities, net	1,560	2,273
Income from bank-owned life insurance	281	291
Other income	11	—

Total non-interest income	3,984	4,361

Non-interest expenses:
Salaries and employee benefits	10,801	10,075
Occupancy and equipment	2,561	2,334
Data processing	1,161	991
Marketing and advertising	807	691
Professional services	641	601
Foreclosed real estate	11	106
Deposit insurance	551	475
Other general and administrative	888	1,019

Total non-interest expenses	17,421	16,292

Income before income taxes	7,032	4,435
Provision for income taxes	2,261	1,367

Net income	$4,771	$3,068

Income per share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.14
Weighted average shares:
Basic	21,651,659	21,639,122
Diluted	22,083,647	21,952,607

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$4,771	$3,068

Other comprehensive income:
Securities available for sale:
Unrealized holding gain on securities available for sale	1,566	5,029
Reclassification adjustment for gain realized in income (1)	(1,560)	(2,273)

Net unrealized gain	6	2,756
Tax effect	19	(1,102)

Total other comprehensive income	25	1,654

Comprehensive income	$4,796	$4,722

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustment for the three months ended March 31, 2014 and 2013 was $502,000 and $909,000, respectively.

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Shares of Common Stock Outstanding (1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Three Months Ended March 31, 2013
Balance at December 31, 2012	22,135,855	$98,338	$146,959	$4,915	$(8,331)	$(6,210)	$(1,728)	$233,943
Comprehensive income	—	—	3,068	1,654	—	—	—	4,722
Purchase of treasury stock	(3,184)	—	—	—	(57)	—	—	(57)
ESOP shares earned (10,350 shares)	—	81	—	—	—	104	—	185
Share-based compensation expense	5,060	153	—	—	—	—	146	299
Stock options exercised	3,674	(41)	—	—	46	—	—	5

Balance at March 31, 2013	22,141,405	$98,531	$150,027	$6,569	$(8,342)	$(6,106)	$(1,582)	$239,097

Three Months Ended March 31, 2014
Balance at December 31, 2013	22,117,369	$99,553	$162,388	$4,104	$(9,919)	$(5,796)	$(1,125)	$249,205
Comprehensive income	—	—	4,771	25	—	—	—	4,796
ESOP shares earned (10,350 shares)	—	150	—	—	—	103	—	253
Share-based compensation expense	7,060	120	—	—	—	—	104	224
Excess tax benefits in connection with share-based compensation	—	40	—	—	—	—	—	40
Stock options exercised	11,220	(101)	—	—	150	—	—	49

Balance at March 31, 2014	22,135,649	$99,762	$167,159	$4,129	$(9,769)	$(5,693)	$(1,021)	$254,567

(1)	Shares of common stock outstanding exclude unvested restricted shares totaling 96,590 shares at March 31, 2014, 103,810 shares at December 31, 2013, 113,975 shares at March 31, 2013, and 119,055 shares at December 31, 2012 that were outstanding for voting purposes.

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$4,771	$3,068
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(9)	(75)
ESOP shares earned	253	185
Provision for loan losses	133	1,260
(Accretion) amortization of net deferred loan origination costs/fees	(85)	31
Net accretion of securities available for sale	(1)	(15)
Capitalization of mortgage servicing rights	(10)	(63)
Amortization of mortgage servicing rights	48	100
Depreciation and amortization expense	593	553
Gain on sales of securities, net	(1,560)	(2,273)
Net loss and provision for foreclosed real estate	—	6
Deferred income tax benefit	(74)	(23)
Income from bank-owned life insurance	(281)	(291)
Share-based compensation expense	224	299
Excess tax benefits in connection with share-based compensation	40	—
Net changes in:
Loans held for sale	1,155	4,889
Accrued interest receivable	119	(62)
Other assets	(182)	(308)
Accrued expenses and other liabilities	(2,448)	(1,237)

Net cash provided by operating activities	2,686	6,044

Cash flows from investing activities:
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	14,614	15,453
Redemption of mutual funds, net	396	4,018
Proceeds from sales	7,651	19,754
Purchases	(11,127)	(7,447)
Loans originated, net of principal payments received	(53,204)	(64,385)
Purchases of premises and equipment	(307)	(1,740)
(Purchase) redemption of Federal Home Loan Bank stock	(82)	157
Proceeds from sales of foreclosed real estate	540	718

Net cash used in investing activities	(41,519)	(33,472)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	68,885	92,083
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	45,000	30,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(4,780)	(4,431)
Stock options exercised	49	5
Excess tax benefits in connection with share-based compensation	40	—
Purchase of treasury stock	—	(57)

Net cash provided by financing activities	109,194	117,600

Net change in cash and cash equivalents	70,361	90,172

Cash and cash equivalents at beginning of period	86,271	93,192

Cash and cash equivalents at end of period	$156,632	$183,364

Supplemental cash flow information:
Interest paid on deposits	$4,403	$3,929
Interest paid on borrowings	615	924
Income taxes paid, net of refunds	2,783	1,225
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	200
Net change in amounts due to broker on security transactions	201	—

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

On March 5, 2014, the Board of Trustees of Meridian and the Boards of Directors of the Company and the Bank adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, Meridian will convert from the mutual holding company form of organization to the fully public form. Meridian and the Company will no longer exist. As part of the conversion, Meridian’s ownership interest in the Company will be offered for sale in a public offering by a new Maryland corporation named Meridian Bancorp, Inc. The existing publicly held shares of the Company will be exchanged for new shares of common stock of Meridian Bancorp, Inc., the new Maryland corporation. When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Maryland corporation. The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to Meridian’s ownership interest in the equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of Meridian as of the date of the latest statement of financial condition of Meridian prior to the consummation of the conversion (excluding its ownership of the Company). Direct costs incurred totaling $294,000 have been deferred as of March 31, 2014 related to the conversion. The Plan is subject to regulatory approvals as well as approvals by the Company’s stockholders and Meridian’s corporators.

For further information, see Note 17 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014, and is available through the SEC’s website at www.sec.gov.

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

2.	RECENT ACCOUNTING PRONOUNCEMENT

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update is intended to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$4,771	$3,068

Average number of common shares outstanding	21,550,355	21,521,944
Effect of unvested stock awards	101,304	117,178

Basic weighted average shares outstanding	21,651,659	21,639,122
Effect of dilutive stock options	431,988	313,485

Diluted weighted average shares outstanding	22,083,647	21,952,607

Earnings per share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.14

There were no anti-dilutive options for the three months ended March 31, 2014 and 2013.

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2014
Debt securities:
Corporate bonds:
Financial services	$51,674	$1,043	$(49)	$52,668
Industry and manufacturing	13,905	224	—	14,129
Consumer products and services	4,730	—	—	4,730
Technology	2,502	14	—	2,516
Healthcare	4,005	99	—	4,104
Other	1,010	38	—	1,048

Total corporate bonds	77,826	1,418	(49)	79,195
Government-sponsored enterprises	34,558	2	(934)	33,626
Municipal bonds	5,705	159	—	5,864
Residential mortgage-backed securities:
Government-sponsored enterprises	10,557	623	—	11,180
Private label	1,546	91	—	1,637

Total debt securities	130,192	2,293	(983)	131,502

Marketable equity securities:
Common stocks:
Financial services	8,079	529	(46)	8,562
Industry and manufacturing	19,163	1,879	(193)	20,849
Consumer products and services	13,296	1,643	(100)	14,839
Technology	3,256	234	(88)	3,402
Healthcare	4,842	1,204	—	6,046
Other	3,442	1,090	—	4,532

Total common stocks	52,078	6,579	(427)	58,230
Money market mutual funds	1,669	—	(40)	1,629

Total marketable equity securities	53,747	6,579	(467)	59,859

Total securities available for sale	$183,939	$8,872	$(1,450)	$191,361

December 31, 2013
Debt securities:
Corporate bonds:
Financial services	$58,166	$1,148	$(66)	$59,248
Industry and manufacturing	13,893	264	(16)	14,141
Consumer products and services	7,234	32	—	7,266
Technology	2,503	18	—	2,521
Healthcare	9,009	149	—	9,158
Other	1,011	43	—	1,054

Total corporate bonds	91,816	1,654	(82)	93,388
Government-sponsored enterprises	34,562	3	(1,417)	33,148
Municipal bonds	5,721	137	—	5,858
Residential mortgage-backed securities:
Government-sponsored enterprises	11,138	592	—	11,730
Private label	1,578	86	—	1,664

Total debt securities	144,815	2,472	(1,499)	145,788

Marketable equity securities:
Common stocks:
Financial services	6,909	614	—	7,523
Industry and manufacturing	18,092	2,413	(58)	20,447
Consumer products and services	9,909	1,530	(3)	11,436
Technology	3,442	132	(66)	3,508
Healthcare	5,048	1,115	—	6,163
Other	3,441	807	—	4,248

Total common stocks	46,841	6,611	(127)	53,325
Money market mutual funds	2,065	—	(41)	2,024

Total marketable equity securities	48,906	6,611	(168)	55,349

Total securities available for sale	$193,721	$9,083	$(1,667)	$201,137

At March 31, 2014, securities with an amortized cost of $24.1 million and $2.1 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$16,387	$16,603	$35,287	$36,065	$—	$—	$51,674	$52,668
Industry and manufacturing	7,996	8,055	5,909	6,074	—	—	13,905	14,129
Consumer products and services	4,730	4,730	—	—	—	—	4,730	4,730
Technology	2,502	2,516	—	—	—	—	2,502	2,516
Healthcare	2,003	2,050	2,002	2,054	—	—	4,005	4,104
Other	—	—	1,010	1,048	—	—	1,010	1,048

Total corporate bonds	33,618	33,954	44,208	45,241	—	—	77,826	79,195
Government-sponsored enterprises	—	—	58	60	34,500	33,566	34,558	33,626
Municipal bonds	250	251	5,455	5,613	—	—	5,705	5,864
Residential mortgage-backed securities:
Government-sponsored enterprises	2	2	—	—	10,555	11,178	10,557	11,180
Private label	—	—	—	—	1,546	1,637	1,546	1,637

Total	$33,870	$34,207	$49,721	$50,914	$46,601	$46,381	$130,192	$131,502

For the three months ended March 31, 2014 and 2013, proceeds from sales of securities available for sale amounted to $7.7 million and $19.8 million, respectively. Gross gains of $1.6 million and $2.3 million and gross losses of $0 and $10,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of March 31, 2014 and December 31, 2013, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014
Debt securities:
Corporate bonds - financial services	$4	$1,996	$45	$1,455
Government-sponsored enterprises	849	31,652	85	1,915

Total debt securities	853	33,648	130	3,370

Marketable equity securities:
Common stocks:
Financial services	46	1,826	—	—
Industry and manufacturing	182	3,983	11	995
Consumer products and services	100	3,499	—	—
Technology	88	1,050	—	—

Total common stocks	416	10,358	11	995
Money market mutual funds	—	—	40	1,003

Total marketable equity securities	416	10,358	51	1,998

Total temporarily impaired securities	$1,269	$44,006	$181	$5,368

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
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

The Company determined no securities were other-than-temporarily impaired for the three months ended March 31, 2014. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of March 31, 2014, the net unrealized gain on the total debt securities portfolio was $1.3 million. At March 31, 2014, 27 debt securities had unrealized losses with aggregate depreciation of 2.6% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity (b) recent downgrades by several industry analysts and (c) recent increases in interest rates. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

As of March 31, 2014, the net unrealized gain on the total marketable equity portfolio was $6.1 million. At March 31, 2014, 25 marketable equity securities had unrealized losses with aggregate depreciation of 3.6% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$451,668	19.3%	$454,148	19.8%
Multi-family	364,159	15.5	288,172	12.6
Home equity lines of credit	51,572	2.2	54,499	2.4
Commercial real estate	994,945	42.4	1,032,408	45.0
Construction	204,863	8.7	208,799	9.1

Total real estate loans	2,067,207	88.1	2,038,026	88.9
Commercial business loans	270,728	11.6	247,005	10.8
Consumer	7,648	0.3	7,225	0.3

Total loans	2,345,583	100.0%	2,292,256	100.0%

Allowance for loan losses	(25,440)		(25,335)
Net deferred loan origination fees	(1,595)		(1,521)

Loans, net	$2,318,548		$2,265,400

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2014 and December 31, 2013, the Company was servicing loans for participants aggregating $77.3 million and $62.8 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$6,455	$6,494
Multi-family	840	846
Home equity lines of credit	509	509
Commercial real estate	700	720

Total real estate loans	8,504	8,569
Commercial business loans	78	78
Consumer	4	4

Outstanding principal balance	8,586	8,651
Discount	(2,205)	(2,215)

Carrying amount	$6,381	$6,436

A rollforward of accretable yield follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$1,181	$1,047
Accretion	(11)	(7)

Ending balance	$1,170	$1,040

An analysis of the allowance for loan losses and related information follows:

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2012	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504
Provision (credit) for loan losses	(281)	(26)	(49)	215	1,425	(99)	75	—	1,260
Charge-offs	(108)	(90)	—	—	(627)	—	(132)	—	(957)
Recoveries	32	—	—	—	5	3	36	—	76

Balance at March 31, 2013	$2,150	$1,315	$177	$10,620	$4,459	$2,078	$84	$—	$20,883

Balance at December 31, 2013	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335
Provision (credit) for loan losses	(16)	857	(50)	(895)	(236)	492	(19)	—	133
Charge-offs	(54)	—	—	(12)	—	—	(50)	—	(116)
Recoveries	39	—	—	—	11	3	35	—	88

Balance at March 31, 2014	$1,960	$3,276	$105	$11,924	$4,149	$3,928	$98	$—	$25,440

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
March 31, 2014
Amount of allowance for loan losses for loans deemed to be impaired	$113	$174	$—	$9	$101	$55	$—	$—	$452
Amount of allowance for loan losses for loans not deemed to be impaired	1,847	3,102	105	11,915	4,048	3,873	98	—	24,988

	$1,960	$3,276	$105	$11,924	$4,149	$3,928	$98	$—	$25,440

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$43	$—	$—	$—	$—	$—	$—	$—	$43

Loans deemed to be impaired	$4,277	$5,331	$21	$9,454	$13,944	$1,353	$—		$34,380
Loans not deemed to be impaired	447,391	358,828	51,551	985,491	190,919	269,375	7,648		2,311,203

	$451,668	$364,159	$51,572	$994,945	$204,863	$270,728	$7,648		$2,345,583

December 31, 2013
Amount of allowance for loan losses for loans deemed to be impaired	$132	$—	$—	$190	$54	$—	$—	$—	$376
Amount of allowance for loan losses for loans not deemed to be impaired	1,859	2,419	155	12,641	4,320	3,433	132	—	24,959

	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$44	$—	$—	$12	$—	$—	$—	$—	$56

Loans deemed to be impaired	$4,089	$4,002	$21	$10,820	$13,308	$1,232	$—		$33,472
Loans not deemed to be impaired	450,059	284,170	54,478	1,021,588	195,491	245,773	7,225		2,258,784

	$454,148	$288,172	$54,499	$1,032,408	$208,799	$247,005	$7,225		$2,292,256

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2014
Real estate loans:
Residential real estate:
One- to four-family	$4,255	$1,009	$6,371	$11,635	$16,684
Multi-family	—	—	109	109	109
Home equity lines of credit	766	—	1,144	1,910	2,636
Commercial real estate	2,940	—	3,879	6,819	8,836
Construction	—	1,033	10,144	11,177	12,772

Total real estate loans	7,961	2,042	21,647	31,650	41,037
Commercial business loans	764	106	1,127	1,997	1,210
Consumer	460	320	—	780	—

Total	$9,185	$2,468	$22,774	$34,427	$42,247

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2013
Real estate loans:
Residential real estate:
One- to four-family	$6,203	$1,185	$6,714	$14,102	$17,622
Multi-family	75	—	85	160	—
Home equity lines of credit	2,504	178	744	3,426	2,689
Commercial real estate	314	—	2,742	3,056	8,972
Construction	497	—	11,297	11,794	11,298

Total real estate loans	9,593	1,363	21,582	32,538	40,581
Commercial business loans	284	50	852	1,186	949
Consumer	461	282	—	743	—

Total	$10,338	$1,695	$22,434	$34,467	$41,530

At March 31, 2014 and December 31, 2013, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at March 31, 2014 and December 31, 2013 included $1.4 million and $1.3 million of loans acquired with evidence of credit deterioration. At both March 31, 2014 and December 31, 2013, non-accrual loans included $1.2 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$2,609	$2,821		$2,399	$2,699
Multi-family	3,863	3,862		4,002	4,002
Home equity lines of credit	21	21		21	21
Commercial real estate	5,026	5,266		9,327	10,014
Construction	11,844	14,878		12,930	15,926
Commercial business loans	1,148	1,264		1,232	1,635

Total	24,511	28,112		29,911	34,297

Impaired loans with a valuation allowance:
One- to four-family	1,668	1,784	$113	1,690	1,806	$132
Multi-family	1,468	1,468	174	—	—	—
Commercial real estate	4,428	4,915	9	1,493	1,493	190
Construction	2,100	2,100	101	378	389	54
Commercial business loans	205	494	55	—	—	—

Total	9,869	10,761	452	3,561	3,688	376

Total impaired loans	$34,380	$38,873	$452	$33,472	$37,985	$376

	Three Months Ended March 31,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,090	$53	$43	$4,610	$59	$48
Multi-family	5,358	77	103	5,715	109	109
Home equity lines of credit	21	—	—	22	—	—
Commercial real estate	9,502	142	59	11,466	165	74
Construction	13,618	234	54	17,843	269	158
Commercial business loans	1,364	25	8	413	8	5

Total impaired loans	$33,953	$531	$267	$40,069	$610	$394

At March 31, 2014, additional funds of $5.9 million are committed to be advanced in connection with impaired construction loans.

The following table summarizes the TDRs at the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,574	$2,588
Multi-family	1,359	109
Home equity lines of credit	21	21
Commercial real estate	—	1,368
Commercial business loans	142	—

Total TDRs on accrual status	4,096	4,086

TDRs on non-accrual status:
One- to four-family	1,703	1,500
Multi-family	109	—
Commercial real estate	4,283	4,309
Construction	9,544	9,489
Commercial business loans	186	192

Total TDRs on non-accrual status	15,825	15,490

Total TDRs	$19,921	$19,576

For the three months ended March 31, 2014 and 2013, new troubled debt restructurings were immaterial. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

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

The following tables provide information with respect to the Company’s risk rating:

	March 31, 2014				December 31, 2013
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 3A	$346,436	$979,245	$174,139	$269,065	$275,711	$1,015,172	$178,980	$245,646
Loans rated 4 - 4A	5,551	4,492	—	232	1,665	4,315	—	4
Loans rated 5	12,172	11,208	30,724	1,431	10,796	12,921	29,819	1,355
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$364,159	$994,945	$204,863	$270,728	$288,172	$1,032,408	$208,799	$247,005

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6.	DEPOSITS

A summary of deposit balances, by type follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Demand deposits	$265,078	$255,639
NOW deposits	253,263	210,277
Money market deposits	851,460	847,360
Regular savings and other deposits	268,342	259,608

Total non-certificate accounts	1,638,143	1,572,884

Term certificates less than $100,000	294,261	296,525
Term certificates $100,000 and greater	385,075	379,191

Total term certificates	679,336	675,716

Total deposits	$2,317,479	$2,248,600

A summary of term certificates, by maturity, follows:

	March 31, 2014		December 31, 2013
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$443,565	1.05%	$440,178	1.08%
Over 1 year to 2 years	145,463	1.50	140,466	1.48
Over 2 years to 3 years	53,534	1.58	55,628	1.75
Over 3 years to 4 years	14,207	1.68	18,703	1.82
Over 4 years to 5 years	19,477	1.48	17,685	1.47
Greater than 5 years	3,090	5.14	3,056	5.13

	$679,336	1.23%	$675,716	1.27%

7.	BORROWINGS

Long-term debt consists of FHLB advances as follows:

	March 31, 2014		December 31, 2013
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014	$—	—%	$4,000	2.37%
2015	39,500	1.20	19,500	2.05
2016	31,500	1.36	16,500	1.97
2017	87,500	1.31	77,500	1.35
2018	25,000	1.19	25,000	1.19
2019	9,768	1.23	10,203	1.23
2020	8,855	1.22	9,200	1.22

	$202,123	1.28%	$161,903	1.48%

At March 31, 2014, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

As of March 31, 2014, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of March 31, 2014 and December 31, 2013. All borrowings from the FHLB are secured by investment securities (see Note 4) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At March 31, 2014, the Company pledged multi-family and commercial real estate loans with carrying values totaling $62.2 million and $234.5 million, respectively.

8.	COMMITMENTS AND DERIVATIVES

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Unadvanced portion of existing loans:
Construction	$234,842	$239,977
Home equity line of credit	37,693	37,422
Other lines and letters of credit	122,153	104,956
Commitments to originate:
One- to four-family	11,635	11,592
Commercial real estate	79,875	92,526
Construction	76,336	83,439
Commercial business loans	31,440	39,928
Other loans	790	3,749

Total loan commitments outstanding	$594,764	$613,589

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $10.2 million and $4.8 million were outstanding at March 31, 2014 and December 31, 2013, respectively. The fair value of such commitments was a net asset of $51,000 and $13,000 at March 31, 2014 and December 31, 2013, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $10.8 million and $7.0 million were outstanding at March 31, 2014 and December 31, 2013, respectively. The fair value of such commitments was a net asset of $39,000 and $75,000 at March 31, 2014 and December 31, 2013, respectively.

Derivative Financial Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a 3rd party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. At both March 31, 2014 and December 31, 2013, the Company had $300,000 in cash pledged as collateral on its interest rate swap with the 3rd party financial institution.

Summary information regarding these derivatives is presented below:

					Fair Value
	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	March 31, 2014	December 31, 2013
	(In thousands)
Customer interest rate swap	$11,268	10/17/33	1 Mo Libor + 175bp	Fixed (4.1052%)	$306	$57
3rd party interest rate swap	11,268	10/17/33	Fixed (4.1052%)	1 Mo Libor + 175bp	(306)	(57)

The following table presents the fair values of derivative instruments in the balance sheet.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
March 31, 2014
Derivative loan commitments	Other assets	$77	Other liabilities	$26
Forward loan sale commitments	Other assets	51	Other liabilities	12
Loan level interest rate swaps	Other assets	306	Other liabilities	306

Total		$434		$344

December 31, 2013
Derivative loan commitments	Other assets	$38	Other liabilities	$25
Forward loan sale commitments	Other assets	82	Other liabilities	7
Loan level interest rate swaps	Other assets	57	Other liabilities	57

Total		$177		$89

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statement of income.

		Three Months Ended March 31,
Derivative Instrument	Location of Gain/(Loss)	2014	2013
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$38	$(69)
Forward loan sale commitments	Mortgage banking gains, net	(36)	(8)

Total		$2	$(77)

For the three months ended March 31, 2014, the Company recognized net mortgage banking gains of $120,000, consisting of $118,000 in net gains on sale of loans and $2,000 in net derivative mortgage banking gains. The Company recognized net mortgage banking gains of $155,000, consisting of $232,000 in net gains on sale of loans and $77,000 in net derivative mortgage banking losses for the three months ended March 31, 2013.

Other Commitments

In July 2010, we extended the contract with our core data processing provider through December 2017. This contract extension resulted in an outstanding commitment of $8.4 million as of March 31, 2014, with total annual payments of $2.2 million.

9.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2014
Assets:
Debt securities	$—	$131,502	$—	$131,502
Marketable equity securities	59,859	—	—	59,859
Derivative loan commitments	—	—	77	77
Forward loan sale commitments	—	—	51	51
Loan level interest rate swaps	—	—	306	306

Total assets	$59,859	$131,502	$434	$191,795

Liabilities:
Derivative loan commitments	$—	$—	$26	$26
Forward loan sale commitments	—	—	12	12
Loan level interest rate swaps	—	—	306	306

Total liabilities	$—	$—	$344	$344

December 31, 2013
Assets:
Debt securities	$—	$145,788	$—	$145,788
Marketable equity securities	55,349	—	—	55,349
Derivative loan commitments	—	—	38	38
Forward loan sale commitments	—	—	82	82
Loan level interest rate swaps	—	—	57	57

Total assets	$55,349	$145,788	$177	$201,314

Liabilities:
Derivative loan commitments	$—	$—	$25	$25
Forward loan sale commitments	—	—	7	7
Loan level interest rate swaps	—	—	57	57

Total liabilities	$—	$—	$89	$89

For the three months ended March 31, 2014 and 2013, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$88	$276
Total realized and unrealized losses included in net income	2	(77)

Ending balance	$90	$199

Total realized gain relating to instruments still held at period end	$90	$199

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

	March 31, 2014			Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$18,784	$(57)
Foreclosed real estate	—	—	850	—

	$—	$—	$19,634	$(57)

	December 31, 2013			Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$8,000	$(780)
Foreclosed real estate	—	—	1,390	(16)

	$—	$—	$9,390	$(796)

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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2014
Financial assets:
Cash and due from banks	$156,632	$156,632	$—	$—	$156,632
Securities available for sale	191,361	59,859	131,502	—	191,361
Federal Home Loan Bank stock	11,989	—	—	11,989	11,989
Loans and loans held for sale, net	2,319,756	—	—	2,347,714	2,347,714
Accrued interest receivable	7,008	—	—	7,008	7,008
Financial liabilities:
Deposits	2,317,479	—	—	2,321,843	2,321,843
Borrowings	202,123	—	200,973	—	200,973
Accrued interest payable	832	—	—	832	832
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	77	—	—	77	77
Forward loan sale commitments	51	—	—	51	51
Loan level interest rate swaps	306	—	—	306	306
Liabilities:
Derivative loan commitments	26	—	—	26	26
Forward loan sale commitments	12	—	—	12	12
Loan level interest rate swaps	306	—	—	306	306

December 31, 2013
Financial assets:
Cash and due from banks	$86,271	$86,271	$—	$—	$86,271
Securities available for sale	201,137	55,349	145,788	—	201,137
Federal Home Loan Bank stock	11,907	—	—	11,907	11,907
Loans and loans held for sale, net	2,267,763	—	—	2,298,488	2,298,488
Accrued interest receivable	7,127	—	—	7,127	7,127
Financial liabilities:
Deposits	2,248,600	—	—	2,253,543	2,253,543
Borrowings	161,903	—	160,581	—	160,581
Accrued interest payable	818	—	—	818	818
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	38	—	—	38	38
Forward loan sale commitments	82	—	—	82	82
Loan level interest rate swaps	57	—	—	57	57
Liabilities:
Derivative loan commitments	25	—	—	25	25
Forward loan sale commitments	7	—	—	7	7
Loan level interest rate swaps	57	—	—	57	57

10.	SUBSEQUENT EVENTS

On May 9, 2014, the U.S. Securities and Exchange Commission declared effective the registration statement filed by Meridian Bancorp, Inc. with respect to the conversion described in Note 1. Basis of Presentation. In addition, on May 9, 2014, the Massachusetts Commissioner of Banks authorized the commencement of Meridian Bancorp, Inc.’s stock offering and the use of the information statement to be sent to corporators of Meridian in connection with the conversion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 17, 2014, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K for the year ended December 31, 2013. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are the allowance for loan losses, the evaluation of goodwill for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets. Our total assets increased $113.0 million, or 4.2%, to $2.795 billion at March 31, 2014 from $2.682 billion at December 31, 2013. Net loans increased $53.1 million, or 2.3%, to $2.319 billion at March 31, 2014 from $2.265 billion at December 31, 2013. Cash and due from banks increased $70.4 million, or 81.6%, to $156.6 million at March 31, 2014 from $86.3 million at December 31, 2013. Securities available for sale decreased $9.8 million, or 4.9%, to $191.4 million at March 31, 2014 from $201.1 million at December 31, 2013.

Loan Portfolio. At March 31, 2014, net loans were $2.319 billion, or 82.9% of total assets. During the three months ended March 31, 2014, net loans increased $53.1 million, or 2.3%. The increase was primarily due to a $23.7 million increase in the commercial business loan portfolio and a $15.1 million increase in multi-family loans, excluding a reclassification during the current quarter of $60.9 million of commercial real estate loans to multi-family loans in accordance with regulatory guidance. Refer to Note 5 Loans in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $40,000, or 0.1%, to $34.4 million at March 31, 2014 from $34.5 million at December 31, 2013, reflecting an increase of $340,000 in loans 90 days or greater past due and a decrease of $380,000 in loans 30 to 89 days past due. Delinquent loans at March 31, 2014 included $9.8 million of loans acquired in the Mt. Washington Co-operative Bank merger completed in January 2010, including $2.0 million that were 30 to 59 days past due, $832,000 that were 60 to 89 days past due and $7.0 million that were 90 days or greater past due. At March 31, 2014, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2014, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$16,684	$17,622
Multi-family	109	—
Home equity lines of credit	2,636	2,689
Commercial real estate	8,836	8,972
Construction	12,772	11,298

Total real estate loans	41,037	40,581
Commercial business loans	1,210	949

Total non-accrual loans (1)	42,247	41,530
Foreclosed assets	850	1,390

Total non-performing assets	$43,097	$42,920

Non-accrual loans to total loans	1.80%	1.81%
Non-accrual loans to total assets	1.51%	1.55%
Non-performing assets to total assets	1.54%	1.60%

(1)	TDRs on accrual status not included above totaled $4.1 million at both March 31, 2014 and December 31, 2013.

Non-performing assets increased to $43.1 million or 1.54% of total assets, at March 31, 2014, from $42.9 million, or 1.60% of total assets, at December 31, 2013. Non-performing assets at March 31, 2014 included $15.3 million of assets acquired in the Mt. Washington merger, all of which were non-accrual loans. Interest income that would have been recorded for the three months ended March 31, 2014 had non-accruing loans been current according to their original terms amounted to $350,000. We recognized $290,000 of interest income, on a cash basis, on such loans for the three months ended March 31, 2014. Construction loans, including related foreclosed real estate, represented approximately 31.6% of our non-performing assets at March 31, 2014. Approximately $8.3 million, or 65.3%, of our $12.8 million of non-accrual construction loans at March 31, 2014 relate to the following three construction projects originated in 2007 and 2008.

•	A construction loan relationship collateralized by a 42 unit townhouse development project located in eastern Massachusetts, originated for $3.7 million with an aggregate balance of $3.1 million at March 31, 2014. This loan relationship was modified with a new borrower as a TDR in 2011 based on a common guarantor. The property was appraised in May 2013 for $3.2 million based on the “as is” market value of the then-remaining 28 unsold units, including 22 units where construction had not begun. As of March 31, 2014, 16 completed units were sold. The loan relationship is also collateralized by other properties owned by the guarantors consisting of a second mortgage with a first mortgage of less than $300,000 on a commercial property and first mortgages on two residential properties in northern Massachusetts, appraised in early 2013 with a cumulative value of $1.5 million. This loan relationship is secured by multiple guarantors including one individual guarantor. Foreclosure proceedings on the other properties owned by the guarantors were stayed due to the individual guarantor’s Chapter 7 bankruptcy filing. The bankruptcy was dismissed by the court in March 2014 and we are proceeding with the foreclosure sales.

•	A construction loan relationship collateralized by a 45 unit townhouse development project located in eastern Massachusetts originated for $11.2 million with an aggregate balance of $3.0 million at March 31, 2014 after loan charge-offs totaling $996,000. This loan relationship was modified as a TDR in 2013 with an extension of the maturity date to allow for loan repayments of $3.2 million during the year ended December 31, 2013. An additional modification was made to this loan relationship in January 2014 with an increase in the principal balance and an extension to the maturity date to allow for completion of the project. The property was appraised in March 2014 for $7.7 million based on the “as complete” value of the then remaining 8 unsold units. As of March 31, 2014, 37 units have been sold, five units are under sales agreements and marketing activity continues for the three remaining units. The principal developer is the co-borrower on the loan relationship. We expect the sales proceeds from the remaining eight units to be sufficient to repay the remaining loan balance.

•	A construction loan relationship collateralized by a seven lot single-family residential development project located in Nantucket, Massachusetts originated for $5.4 million with a balance of $2.2 million as of March 31, 2014 after loan charge-offs totaling $1.7 million. This loan relationship was modified as a TDR in 2010 with a reduction of the interest rate and an extension of the maturity date. The property was appraised in May 2013 for $1.8 million based on the “developer cost” approach. This loan relationship is also collateralized by other properties, owned by the individual co-borrowers, which consist of a second mortgage on a single family residence located in Nantucket, Massachusetts with a first mortgage of less than $600,000 and a first mortgage on a single family residence located in Rhode Island. The Nantucket, Massachusetts single family property was appraised in May 2013 for $855,000 and the Rhode Island single family residence was appraised in June 2013 for $407,000. We have filed foreclosure actions on all collateral. The residential development project foreclosure action was stayed by the corporate entity’s Chapter 11 bankruptcy filing. The corporate entity’s Chapter 11 bankruptcy filing was converted to a Chapter 7 bankruptcy filing and we will proceed with the foreclosure sale once relief is obtained or the case is discharged, whichever occurs first. We have entered into a forbearance agreement with the borrowers for the Rhode Island collateral only to allow for the orderly disposition of the property and collection of net proceeds.

Together, these three non-accrual construction loan relationships comprised 19.7% of total non-accrual loans at March 31, 2014.

Non-accrual loans increased $717,000, or 1.7%, to $42.2 million, or 1.80% of total loans outstanding at March 31, 2014, from $41.5 million, or 1.81% of total loans outstanding at December 31, 2013. At March 31, 2014, our allowance for loan losses was $25.4 million, or 1.08% of total loans and 60.2% of non-accrual loans, compared to $25.3 million, or 1.11% of total loans and 61.0% of non-accrual loans at December 31, 2013. Included in our allowance at March 31, 2014 was a general component of $25.0 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-accrual loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate decreased $540,000, or 38.8%, to $850,000 at March 31, 2014 from $1.4 million at December 31, 2013. At March 31, 2014, foreclosed real estate consisted of one townhouse construction development project. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs increased $345,000, or 1.8%, to $19.9 million at March 31, 2014 from $19.6 million at December 31, 2013. Modifications of one- to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the three months ended March 31, 2014 had TDRs been current according to their original terms amounted to $230,000. We recognized $60,000 of interest income on TDRs for the three months ended March 31, 2014.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2014, other potential problem loans totaled $25.2 million, including $16.8 million of construction loans, $6.7 million of multi-family loans and $1.7 million of commercial real estate.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$25,335	$20,504
Provision for loan losses	133	1,260
Charge offs:
Residential real estate:
One- to four-family	(54)	(108)
Multi-family	—	(90)
Commercial real estate	(12)	—
Construction	—	(627)
Consumer	(50)	(132)

Total charge-offs	(116)	(957)

Recoveries:
Residential real estate:
One- to four-family	39	32
Construction	11	5
Commercial business	3	3
Consumer	35	36

Total recoveries	88	76

Net charge-offs	(28)	(881)

Ending balance	$25,440	$20,883

Allowance to non-accrual loans	60.22%	45.22%
Allowance to total loans outstanding	1.08%	1.12%
Net charge-offs to average loans outstanding	0.00%	0.19%

Our provision for loan losses was $133,000 for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, a decline in historical charge-off trends, an ongoing evaluation of credit quality and improving economic conditions. The allowance for loan losses was $25.4 million or 1.08% of total loans outstanding at March 31, 2014, compared to $20.9 million or 1.12% of total loans outstanding at March 31, 2013. The increase in the allowance for loan losses was primarily due to increases in the multi-family, commercial real estate, construction and commercial business loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2014			December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,960	7.7%	19.3%	$1,991	7.9%	19.8%
Multi-family	3,276	12.9	15.5	2,419	9.5	12.6
Home equity lines of credit	105	0.4	2.2	155	0.6	2.4
Commercial real estate	11,924	46.9	42.4	12,831	50.6	45.0
Construction	4,149	16.3	8.7	4,374	17.3	9.1

Total real estate loans	21,414	84.2	88.1	21,770	85.9	88.9
Commercial business loans	3,928	15.4	11.6	3,433	13.6	10.8
Consumer	98	0.4	0.3	132	0.5	0.3

Total loans	$25,440	100.0%	100.0%	$25,335	100.0%	100.0%

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

We had impaired loans totaling $34.4 million and $33.5 million as of March 31, 2014 and December 31, 2013, respectively. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. At March 31, 2014, impaired loans totaling $9.9 million had a valuation allowance of $452,000. Impaired loans totaling $3.6 million had a valuation allowance of $376,000 at December 31, 2013. Our average investment in impaired loans was $34.0 million and $40.1 million for the three months ended March 31, 2014 and 2013, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2014 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At March 31, 2014, our securities portfolio was $191.4 million, or 6.8% of total assets. At that date, 41.4% of the securities portfolio, or $79.2 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $51.7 million, and $52.7 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio.

At March 31, 2014, we had no investments in a single company or entity, other than Government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.

Money market mutual funds included in the marketable equity securities portfolio totaled $1.6 million at March 31, 2014 and $2.0 million at December 31, 2013.

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

At March 31, 2014, unrealized losses in our debt portfolio ranged from 0% to 4.3% of amortized cost, and unrealized losses in our equity portfolio ranged from 0% to 13.3% of cost. As of March 31, 2014, the net unrealized gain on the total debt securities portfolio was $1.3 million. The most significant market valuation decrease related to any one debt security within the portfolio at March 31, 2014 is $82,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary. No other debt securities had a market decline greater than 3.4% of amortized cost.

As of March 31, 2014 the net unrealized gain on the total marketable equity securities portfolio was $6.1 million. The most significant market valuation decrease related to any one equity security within the portfolio at March 31, 2014 is $103,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and we have the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $68.9 million, or 3.1%, to $2.317 billion at March 31, 2014 from $2.249 billion at December 31, 2013. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term deposits of $65.3 million, or 4.1%, to $1.638 billion at March 31, 2014, or 70.7% of total deposits at that date. For further information about our borrowings, refer to Note 6 Deposits in Notes to the Unaudited Consolidated Financial Statements within this report.

The following table sets forth the average balances of deposits for the periods indicated.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$257,122	—%	11.5%	$200,162	—%	11.0%
NOW deposits	216,795	0.56	10.9	175,732	0.53	9.3
Money market deposits	851,592	0.88	36.7	616,801	0.89	32.1
Regular savings and other deposits	262,386	0.26	11.6	246,854	0.26	12.9
Certificates of deposit	678,808	1.24	29.3	648,882	1.38	34.7

Total	$2,266,703	0.79%	100.0%	$1,888,431	0.85%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $40.2 million, or 24.8%, to $202.1 million at March 31, 2014 from $161.9 million at December 31, 2013, reflecting new advances with the Federal Home Loan Bank of Boston totaling $45.0 million with terms of one to three years and fixed interest rates of 0.33% to 0.99% during the three months ended March 31, 2014. At March 31, 2014 and December 31, 2013, Federal Home Loan Bank of Boston advances totaled $202.1 million and $161.9 million, respectively, with a weighted average rate of 1.28% and 1.48%, respectively. At March 31, 2014, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. For further information about our borrowings, refer to Note 7 Borrowings in Notes to the Unaudited Consolidated Financial Statements within this report.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance outstanding at end of period	$202,123	$186,721
Average amount outstanding during the period	$183,868	$177,006
Weighted average interest rate during the period	1.37%	1.93%
Maximum outstanding at any month end	$202,123	$186,899
Weighted average interest rate at end of period	1.28%	2.07%

Stockholders’ Equity. Total stockholders’ equity increased $5.4 million, or 2.2%, to $254.6 million at March 31, 2014, from $249.2 million at December 31, 2013. The increase was due primarily to $4.8 million in net income and $566,000 related to stock-based compensation plans. Stockholders’ equity to assets was 9.11% at March 31, 2014, compared to 9.29% at December 31, 2013. Book value per share increased to $11.45 at March 31, 2014 from $11.21 at December 31, 2013. Tangible book value per share increased to $10.83 at March 31, 2014 from $10.60 at December 31, 2013. At March 31, 2014, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Capital Management.”

Average Balance Sheets and Related Yields and Rates. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances but are not deemed material. Loan fees are included in interest income on loans but are not material.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest (1)	Yield/ Cost (1)(2)	Average Balance	Interest (1)	Yield/ Cost (1)(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (3)	$2,312,889	$25,029	4.39%	$1,829,617	$21,050	4.67%
Securities and certificates of deposits	195,268	1,240	2.58	252,626	1,713	2.75
Other interest-earning assets (4)	101,703	90	0.36	116,171	64	0.22

Total interest-earning assets	2,609,860	26,359	4.10	2,198,414	22,827	4.21

Noninterest-earning assets	111,774			121,645

Total assets	$2,721,634			$2,320,059

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$216,795	301	0.56	$175,732	231	0.53
Money market deposits	851,592	1,857	0.88	616,801	1,355	0.89
Regular savings and other deposits	262,386	168	0.26	246,854	161	0.26
Certificates of deposit	678,808	2,079	1.24	648,882	2,201	1.38

Total interest-bearing deposits	2,009,581	4,405	0.89	1,688,269	3,948	0.95
Borrowings	183,868	621	1.37	177,006	842	1.93

Total interest-bearing liabilities	2,193,449	5,026	0.93	1,865,275	4,790	1.04

Noninterest-bearing demand deposits	257,122			200,162
Other noninterest-bearing liabilities	19,756			18,762

Total liabilities	2,470,327			2,084,199
Total stockholders’ equity	251,307			235,860

Total liabilities and stockholders’ equity	$2,721,634			$2,320,059

Net interest-earning assets	$416,411			$333,139

Fully tax-equivalent net interest income		21,333			18,037
Less: tax-equivalent adjustments		(731)			(411)

Net interest income		$20,602			$17,626

Interest rate spread (1)(5)			3.17%			3.17%
Net interest margin (1)(6)			3.32%			3.33%
Average interest-earning assets to average interest-bearing liabilities	118.98%			117.86%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,266,703	$4,405	0.79%	$1,888,431	$3,948	0.85%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,450,571	$5,026	0.83%	$2,065,437	$4,790	0.94%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2014 and 2013, yields on loans before tax-equivalent adjustments were 4.28% and 4.61%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.29% and 2.50%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.98% and 4.14%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2014 and 2013 was 3.05% and 3.10%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2014 and 2013 was 3.20% and 3.25%, respectively.
(2)	Annualized.
(3)	Loans on non-accrual status are included in average balances.
(4)	Includes Federal Home Loan Bank stock and associated dividends.
(5)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our fully tax-equivalent net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$5,290	$(1,311)	$3,979
Securities and certificates of deposits	(370)	(103)	(473)
Other interest-earning assets	(9)	35	26

Total	4,911	(1,379)	3,532
Interest Expense:
Deposits	677	(220)	457
Borrowings	32	(253)	(221)

Total	709	(473)	236

Change in fully tax-equivalent net interest income	$4,202	$(906)	$3,296

Results of Operations for the Three Months Ended March 31, 2014 and 2013

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

Net income information is as follows:

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Net interest income	$20,602	$17,626	$2,976	16.9%
Provision for loan losses	133	1,260	(1,127)	(89.4)
Non-interest income	3,984	4,361	(377)	(8.6)
Non-interest expenses	17,421	16,292	1,129	6.9
Net income	4,771	3,068	1,703	55.5
Return on average assets	0.70%	0.53%	0.17	32.1
Return on average equity	7.59%	5.20%	2.39	46.0

Net Interest Income. Net interest income increased $3.0 million, or 16.9%, to $20.6 million for the quarter ended March 31, 2014 from $17.6 million for the quarter ended March 31, 2013. The net interest rate spread and net interest margin were 3.05% and 3.20%, respectively, for the quarter ended March 31, 2014 compared to 3.10% and 3.25%, respectively, for the quarter ended March 31, 2013. The increase in net interest income was due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.

The average balance of our loan portfolio increased $483.3 million, or 26.4%, to $2.313 billion, which was partially offset by the decline in the yield on loans of 33 basis points to 4.28% for the quarter ended March 31, 2014 compared to 4.61% for the quarter ended March 31, 2013. The average balance of our total deposits increased $378.3 million, or 20.0%, to $2.267 billion, which was partially offset by the decline in cost of total deposits of six basis points to 0.79% for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. Our yield on interest-earning assets declined 16 basis points to 3.98% for the quarter ended March 31, 2014 compared to 4.14% for the quarter ended March 31, 2013, while the cost of funds declined 11 basis points to 0.83% for the quarter ended March 31, 2014 compared to 0.94% for the quarter ended March 31, 2013.

Provision for Loan Losses. Our provision for loan losses was $133,000 for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality—Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Customer service fees	$1,799	$1,586	$213	13.4%
Loan fees	213	56	157	280.4
Mortgage banking gains, net	120	155	(35)	(22.6)
Gain on sales of securities, net	1,560	2,273	(713)	(31.4)
Income from bank-owned life insurance	281	291	(10)	(3.4)
Other income	11	—	11	—

Total non-interest income	$3,984	$4,361	$(377)	(8.6)%

Non-interest income decreased $377,000, or 8.6%, to $4.0 million for the quarter ended March 31, 2014 from $4.4 million for the quarter ended March 31, 2013, primarily due to decreases of $713,000 in gain on sales of securities, net and $35,000 in mortgage banking gains, net, partially offset by increases of $213,000 in customer service fees and $157,000 in loan fees.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,801	$10,075	$726	7.2%
Occupancy and equipment	2,561	2,334	227	9.7
Data processing	1,161	991	170	17.2
Marketing and advertising	807	691	116	16.8
Professional services	641	601	40	6.7
Foreclosed real estate	11	106	(95)	(89.6)
Deposit insurance	551	475	76	16.0
Other general and administrative	888	1,019	(131)	(12.9)

Total non-interest expenses	$17,421	$16,292	$1,129	6.9%

Non-interest expense increased $1.1 million, or 6.9%, to $17.4 million for the quarter ended March 31, 2014 from $16.3 million for the quarter ended March 31, 2013, primarily due to increases of $726,000 in salaries and employee benefits, $227,000 in occupancy and equipment expense, $170,000 in data processing, $116,000 in marketing and advertising, $40,000 in professional services and $76,000 in deposit insurance, partially offset by decreases of $95,000 in foreclosed real estate expense and $131,000 in other non-interest expenses. The increases in salaries and benefits, occupancy and equipment, and data processing expenses reflect costs associated with three new branches opened in 2013, the expansion of residential and commercial lending capacity including the selective recruitment of qualified employees, and enhancements to infrastructure and technology.

Income Tax Provision. We recorded a provision for income taxes of $2.3 million for the three months ended March 31, 2014, reflecting an effective tax rate of 32.2%, compared to $1.4 million, or 30.8%, for the three months ended March 31, 2013. The change in the income tax provision was primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and due from banks totaled $156.6 million. In addition, at March 31, 2014, we had $193.3 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On March 31, 2014, we had $202.1 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At March 31, 2014, we had total loan commitments outstanding of $594.8 million. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2014 totaled $443.6 million, or 65.3% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We have a contract with our core data processing provider through December 2017, with a related outstanding commitment of $8.4 million as of March 31, 2014 and with total annual payments of $2.2 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014
Total Capital (to Risk Weighted Assets):
Company	$264,873	10.9%	$195,029	8.0%	N/A	N/A
Bank	251,340	10.3	194,760	8.0	$243,451	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	236,683	9.7	97,515	4.0	N/A	N/A
Bank	223,150	9.2	97,380	4.0	146,070	6.0

Tier 1 Capital (to Average Assets):
Company	236,683	8.8	108,168	4.0	N/A	N/A
Bank	223,150	8.3	108,022	4.0	135,028	5.0

December 31, 2013
Total Capital (to Risk Weighted Assets):
Company	$259,577	10.8%	$192,797	8.0%	N/A	N/A
Bank	246,100	10.2	192,511	8.0	$240,639	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	231,342	9.6	96,398	4.0	N/A	N/A
Bank	217,865	9.1	96,256	4.0	144,383	6.0

Tier 1 Capital (to Average Assets):
Company	231,342	8.7	105,999	4.0	N/A	N/A
Bank	217,865	8.2	105,702	4.0	132,127	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31, 2014		December 31, 2013
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$254,567	$241,034	$249,205	$235,728
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(4,129)	(4,129)	(4,104)	(4,104)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(68)	(68)	(72)	(72)

Total Tier 1 capital	236,683	223,150	231,342	217,865

Adjustments to total capital:
Allowance for loan losses	25,440	25,440	25,335	25,335
45% of net unrealized gains on marketable equity securities	2,750	2,750	2,900	2,900

Total regulatory capital	$264,873	$251,340	$259,577	$246,100

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

As of March 31, 2014, we had repurchased 287,652 shares of our stock at an average price of $14.68 per share, or 31.8% of the 904,224 shares authorized for repurchase under our fourth repurchase program as adopted during 2011. We have repurchased 1,691,580 shares at an average price of $10.89 per share since December 2008. We terminated the repurchase program in connection with Meridian’s adoption of the Plan of Conversion.

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

For the three months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at April 1, 2014 through March 31, 2015.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
	(Dollars in Thousands)
300	$73,127	$(9,419)	(11.41)%
Flat	82,546
-100	83,190	644	0.78

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in our 2013 Annual Report on Form 10-K, filed with the SEC on March 17, 2014, which is available through the SEC’s website at www.sec.gov. As of March 31, 2014, our risk factors have not changed materially from those reported in the annual report. The risks described in our annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	—	$—	—	616,572
February 1 – 28, 2014	—	$—	—	616,572
March 1 – 31, 2014	—	$—	—	616,572

Total	—	$—	—	616,572

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. We terminated the repurchase program in connection with Meridian’s adoption of the plan of conversion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Organization of Meridian Interstate Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Meridian Interstate Bancorp, Inc.****

3.3	Articles of Correction of Meridian Interstate Bancorp, Inc.***

4	Form of Common Stock Certificate of Meridian Interstate Bancorp, Inc.*

10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*

10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*

10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*

10.4	Form of Amended and Restated Employment Agreement*

10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*

10.6	Form of Supplemental Executive Retirement Agreements with certain directors*

10.7	[Reserved]

10.8	[Reserved]

10.9	[Reserved]

10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008

10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009

10.12	Form of Employment Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.13	Form of Supplemental Executive Retirement Agreement with Deborah J. Jackson incorporated by reference to the Form 8-K filed on January 22, 2009

10.14	2008 Equity Incentive Plan**

10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009

10.16	Agreement and Plan of Merger incorporated by reference to the Form 8-K filed on July 24, 2009

10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***

10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***

10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Cooperative Bank***

10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009

10.22	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.23	Change in Control Agreement between John Migliozzi and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 18, 2013

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.
**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.
****	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN INTERSTATE BANCORP, INC. (Registrant)

Date: May 12, 2014	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Mark L. Abbate
Mark L. Abbate
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)